Form 10QSB
period 1996-03-31
GLOBAL SPILL MANAGEMENT INC /NV/
filed 1996-05-13
CIK 888702

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                           FORM 10-QSB


(Mark One)
 X      Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996 or

___     Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from ____________ to ____________


                 Commission file number 0-20317


                  Global Spill Management, Inc.
     (Exact name of registrant as specified in its charter)


    Nevada                                         88-0270266
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)


77 Wells Road, Parker Ford, PA                       19457

(Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code   610-495-3000



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  X                     No

As of May 7, 1996, there were 18,494,028 shares of Common Stock,
$.001 par value, outstanding.

                  GLOBAL SPILL MANAGEMENT, INC.

                              INDEX


PART I - FINANCIAL INFORMATION

                                                            PAGE
       Consolidated Balance Sheets - March 31
         1996 and June 30, 1995                               3


       Consolidated Statements of Operations -
         Nine months ended March 31, 1996 and 1995           4-5

         Three months ended March 31, 1996 and 1995

       Consolidated Statements of Cash Flows -
         Nine months ended March 31, 1996 and 1995          6-7

       Notes to Consolidated Financial Statements            8-11


       Management's Discussion and Analysis of Financial
         Condition and Results of Operations                 12-
16

PART II - OTHER INFORMATION                                 16

SIGNATURES                                                   17

              GLOBAL SPILL MANAGEMENT, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

ASSETS                                                 March 31, 1996     June 30, 1995
CURRENT ASSETS:
  Cash and cash equivalents                             $   20,000          $  184,000
  Accounts receivable, net of allowance for
    doubtful accounts of $348,000 and $302,000           2,873,000           3,962,000
  Inventories                                               96,000             114,000
  Notes receivable                                          90,000              90,000
  Other current assets                                     322,000             451,000

    Total current assets                                 3,401,000           4,801,000

PROPERTY AND EQUIPMENT:  Net of accumulated
  depreciation of $1,218,000 and $1,026,000                952,000           1,195,000

GOODWILL:  Net of accumulated amortization of
  $253,000 and $178,000                                  3,390,000           4,581,000

OTHER ASSETS                                               123,000             180,000

NOTE RECEIVABLE - RELATED PARTIES                          170,000             170,000

Total Assets                                            $8,037,000         $10,927,000

LIABILITIES AND STOCKHOLDERS' EQUITY
  Line of credit                                         1,350,000           1,080,000
  Current portion of long-term debt                        279,000             235,000
  Accounts payable                                       3,241,000           3,382,000
  Accrued income taxes                                           -               3,000
  Accrued payroll                                          108,000              67,000
  Other accrued expenses                                   370,000             300,000
  Current portion of notes payable - related parties       144,000             167,000

    Total current liabilities                            5,492,000           5,234,000

LONG-TERM DEBT                                             337,000             510,000

DEFERRED TAXES                                              14,000              14,000

NOTES PAYABLE - RELATED PARTIES                            855,000             988,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, authorized
    5,000,000 shares, none issued                                -                   -
  Common Stock, $.001 par value, authorized
    40,000,000 shares, issued and outstanding
    18,494,028 at March 31, 1996 and
    15,973,877 at June 30, 1995                             18,000              16,000
  Additional paid-in capital                             9,810,000           9,283,000
  Accumulated deficit                                   (8,114,000)          (4,620,000)
                                                         1,714,000           4,679,000

  Subscriptions Receivable                                (375,000)           (498,000)

  Total stockholders' equity                             1,339,000           4,181,000

    Total Liabilities and Stockholders' Equity          $8,037,000         $10,927,000


     The accompanying notes are an integral part of these statements.

              GLOBAL SPILL MANAGEMENT, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      Nine Months Ended
                                                                     March 31,
                                                                 _________________________
                                                                     1996          1995
                                                                 _________________________
REVENUES
  Service                                                        $12,772,000   $11,076,000
  Product                                                                  -       950,000
                                                                  12,772,000    12,026,000

COST OF REVENUES
  Service                                                          9,639,000     8,241,000
  Product                                                                  -       726,000
                                                                   9,639,000     8,967,000

     Gross Profit                                                  3,133,000     3,059,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                       3,611,000     3,265,000
RESTRUCTURING EXPENSE                                                380,000             -

     Operating Income (loss) from continuing                        (858,000)     (206,000)
       operations

INTEREST EXPENSE                                                    (251,000)      (91,000)
FORFEITED ACQUISITION COSTS                                         (315,000)            -
OTHER INCOME (EXPENSE), net                                            5,000       (79,000)

     Loss from continuing operations
       before income taxes                                        (1,419,000)     (376,000)

INCOME TAX BENEFIT                                                         -        46,000

LOSS FROM CONTINUING OPERATIONS                                   (1,419,000)     (330,000)

LOSS FROM DISCONTINUED OPERATIONS:
   Loss from Operations                                             (747,000)     (342,000)
  Write down of Goodwill                                          (1,328,000)            -
                                                                  (2,075,000)     (342,000)

   NET (LOSS)                                                    $(3,494,000)  $(  672,000)



NET (LOSS) PER SHARE FROM CONTINUING OPERATIONS                  $      (.08)   $     (.03)

NET (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS                       (.11)         (.03)

NET INCOME (LOSS) PER SHARE                                      $      (.19)   $     (.06)

SHARES USED IN COMPUTING NET
  (LOSS) PER SHARE                                                18,494,028     10,797,217



        The accompanying notes are an integral part of these statements.
/TABLE

                 GLOBAL SPILL MANAGEMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Three Months Ended
                                                                   March 31,
                                                                 _________________________
                                                                     1996          1995
                                                                 _________________________
REVENUES                                                          $2,939,000   $4,308,000

COST OF REVENUES                                                   2,345,000    3,597,000

     Gross Profit                                                    594,000      711,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                       1,011,000    1,328,000

     Operating Income (loss) from continuing operations             (417,000)    (617,000)

INTEREST EXPENSE                                                     (81,000)     (41,000)
FORFEITED ACQUISITION COSTS                                         (315,000)           -
OTHER INCOME (EXPENSE), net                                             8,000      (89,000)

  Loss from continuing operations                                   (805,000)    (747,000)

LOSS FROM DISCOUNTED OPERATIONS:
  Loss from Operations                                               (385,000)    (228,000)
  Write down of Goodwill                                          (1,328,000)           -
                                                                   1,713,000     (228,000)

NET (LOSS)                                                       $(2,518,000)  $ (975,000)





NET (LOSS) PER SHARE FROM CONTINUING OPERATIONS                   $     (.04)  $     (.06)
NET (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS                       (.09)        (.02)

NET (LOSS) PER SHARE                                              $     (.13)  $     (.08)

SHARES USED IN COMPUTING NET
  LOSS PER SHARE                                                  18,494,028    12,239,503








        The accompanying notes are an integral part of these statements.
/TABLE

                 GLOBAL SPILL MANAGEMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      Nine Months Ended
                                                                     March 31,
                                                                 _________________________
                                                                     1996          1995
                                                                 _________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                       $(3,494,000)  $  673,000
  Adjustments to reconcile net income (loss) to
  net cash used in operating activities -
    Depreciation and amortization                                    479,000      329,000
    Loss on disposal of assets                                                     12,000
    Write down of Goodwill                                         1,328,000            -
    Increase in allowance for doubtful accounts                       47,000       55,000
  (Increase) decrease in assets -
    Accounts receivable                                            1,042,000      476,000
    Inventories                                                       18,000      (28,000)
    Prepaid expenses and other assets                                170,000     (297,000)
  (Decrease) increase in liabilities -
    Accounts payable                                                (142,000)    (661,000)
    Accrued expenses and other current liabilities                   110,000     (117,000)

      Net cash used in operating activities                         (442,000)    (904,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment                                             (16,000)    (350,000)
  Sales of equipment                                                  33,000            -
  Increase (decrease) in amounts due to/from related parties               -      (20,000)
  Acquisitions and divestitures, net of cash paid                    (25,000)    (283,000)
  Increase in other assets                                                 -       54,000

    Net cash provided by (used in) investing activities               (8,000)    (599,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on line of credit, net                                  270,000      377,000
  Proceeds (repayments) from long-term debt, net                    (128,000)      51,000
  Payment to related party - Allied acquisition                     (157,000)  (1,242,000)
  Issuance of common stock, net of expenses                          178,000    1,403,000
  Proceeds from common stock receivables, net of expenses            123,000    1,000,000

    Net cash provided by (used in) financing activities              286,000    1,590,000

NET DECREASE IN CASH                                                (164,000)      87,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       184,000      166,000

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $   20,000    $ 253,000





        The accompanying notes are an integral part of these statements.

                 GLOBAL SPILL MANAGEMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Nine Months Ended
                                                                     March 31,
                                                                 _________________________
                                                                     1996          1995
                                                                 _________________________
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash (received) paid during the period for -
    Interest expense                                               $279,000      $  120,000
    Income taxes (refunds)                                                 -         (49,000)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCIAL ACTIVITIES:
  Common stock issued in exchange for notes receivable             (380,000)      2,227,000
  Capital leases for equipment
  Stock issued due to acquisition earnout                           233,000         122,000

ACQUISITIONS OF COMPANIES
  Fair value of assets acquired                                           -       6,410,000
  Liabilities assumed                                                     -      (2,881,000)
  Stockholders' deficit                                                 -               -
  Stock issued                                                            -        (500,000)
  Notes payable                                                           -      (3,029,000)

SPIN OFF OF COMPANY
  Assets                                                                  -      (1,332,000)
  Liabilities                                                           -          60,000
  Acquisition of treasury stock                                           -      (1,264,000)
  Retirement of treasury stock                                          -       1,264,000


        The accompanying notes are an integral part of these statements.

         GLOBAL SPILL MANAGEMENT, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL:

     The consolidated financial statements of Global Spill Management, Inc. (the "Company") as of and for the three and nine months ended March 31, 1996 and 1995 are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. These financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting principles and should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K, filed with the Securities and Exchange Commission, which includes financial statements as of and for the years ended June 30, 1995, 1994 and 1993, respectively.

     The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full year.

2.   LINES OF CREDIT:

     The Company had a $1,150,000 line of credit with a commercial bank that expired on October 31, 1995.

     On December 29, 1995 the Company negotiated an increase in this line of credit to $1,350,000 and extended the maturity date to January 31, 1996. A condition to extending the line of credit required the Company to obtain by January 15, 1996 a commitment letter from another lender sufficient to payoff the bank. The Company received on January 26, 1996, a commitment from this other lender for a revolving line of credit of $3.0 million collateralled by substantially all the assets of the Company. Borrowings under this new line of credit are limited to 80% of the value of eligible accounts receivable, as defined, and up to $3.0 million bears interest at the prime rate plus 3.0%.

     Due to an unexpected drop in business and, therefore, eligible accounts receivable, the Company lacked sufficient collateral to repay the $1,350,000 owed to the lender. On April 25, 1996 the Company entered into a forebearance agreement with the commercial bank, its' primary lender, extending the line of credit to May 31, 1996.

     Under the terms of the forebearance agreement, the Company has agreed to remit collections of the accounts receivable of its Environmental Disposal Options Corporation ("EDOC") subsidiary as a permanent reduction of the line of credit (see Note 6 - Discontinued Operations). At March 31, 1996 EDOC's total accounts receivable were approximately $150,000 (net of allowances). In addition, the Company must provide the bank a repayment plan suitable to the bank by May 31, 1996, which may include the sale of some or all of the assets of the Company.

     If the Company falls into default of the forebearance agreement and the Company's lender demands repayment of its Line of Credit, it would negatively impact the Company's ability to continue as a going concern.

3.   LONG TERM DEBT:

     In October 1995, the Company issued a $100,000 Subordinated Convertible Debenture which bears interest at 13.75% per annum payable monthly. This debenture is due on November 1, 1998 and is convertible into Common Stock of the Company after August 31, 1996 at a rate of $.35 per share.

4.   LITIGATION:

     In October 1995 the Company received a binding commitment for new financing from CKN Holdings Corporation ("CKN") which would provide $1.5 million of new common equity and a one year convertible loan amounting to $1.5 million bearing interest at 11.5%. Proceeds of $2.0 million were to be applied to the acquisition of American Marine, Inc. and $1.0 million were to be used for general working capital purposes. On November 14, 1995 the Company and CKN executed a Stock Subscription Agreement, which would be completed upon the transfer of $3.0 million to the Company. On November 15, 1995 CKN defaulted on its commitment under the Stock Subscription Agreement. On December 28, 1995 the Company filed two separate Complaints against CKN due to CKN's failure to fund its' commitment under the Stock Subscription Agreement. In the first Complaint, the Company sought an immediate return of the stock and promissory note which had been previously delivered to CKN pursuant to the terms of the Stock Subscription Agreement. In the second Complaint, the Company sought a declaration that it held title to the stock and promissory note and further sought damages against CKN for violation of the Stock Subscription Agreement.

     As a result of the litigation, CKN returned the stock and promissory note to the Company. CKN failed to answer or otherwise plead in response to either of the Complaints. On February 4, 1996, the Company filed a Motion for the Entry of Default Judgment with respect to the second Complaint. The Court has entered a default judgment as to liability in favor of the Company. Collection of the judgment is highly doubtful.

     As a result of CKN's failure to fund, the Company is in default of its purchase agreement for American Marine, Inc.
("AMI"). Accordingly, the Company has written-off $315,000 of costs related to the AMI acquisition.

     In addition, as a result of CKN's failure to fund, the Company had to discontinue the operations of it's EDOC subsidiary as a result of the lack of the working capital needed to expand its business to attain profitability (see Note 6 - Discontinued Operations).

5.   STOCKHOLDERS EQUITY:

     During the first quarter ended September 30, 1995, the Company sold 825,000 shares of common stock to an investor in a private placement. The proceeds of this transaction were $220,000.

6.   DISCONTINUED OPERATIONS:

     Due to the lack of profitability and the shortage of working capital as a result of CKN's failure to fund its' equity investment, the Company discontinued operations of its EDOC subsidiary as of March 28, 1996. As a result the Company has recorded a $1,328,000 write down of goodwill associated with EDOC.

     The result of operations of EDOC have been reported separately as discontinued operations in the Consolidated Statement of Operations. All of the assets of EDOC are pledged as collateral to the Company's primary lender. Under the terms of the forebearance agreement with the lender, the Company has agreed to remit the collection of EDOC's accounts receivable to the lender as partial repayment of the loan (see Note 2 - Lines of Credit). In addition, the Company intends to liquidate the remaining assets of EDOC in an effort to repay the lender.

7.   RESTRUCTURING AND CONSOLIDATION PLAN:

     In December 1995 the Company commenced a consolidation and restructuring plan aimed at reducing overhead and streamlining the operations in an effort to more efficiently use personnel and equipment. The consolidation and restructuring plan entailed replacing the Company's President, and eliminating the Chief Operating Officer position by merging his responsibilities into the workforce of other members of management.

     As a result of the changes noted above, the Company expects to save over $600,000 in cash in calendar 1996.

     Included in the Statement of Operations for the nine months ended March 31, 1996 is a one time non-recurring restructuring expense of $380,000. This expense relates to a $280,000 of non-cash expenses related to write down of intangibles whose future benefit is questionable, expenses already incurred and paid for, and the accrual of $100,000 expected severance benefits, legal and consultant fees related to the consolidation. Management is continuing to evaluate the need for future cost savings, with an emphasis on reducing facility and personnel costs.

8.   GOING CONCERN:

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However a severe shortage in working capital, as a result of large losses for the past three years and the failure of CKN to fund its equity investment, have created uncertainty in the ability of the Company to continue as a going concern. In addition, the Company has been in default, from time to time, of its Line of Credit Agreement with its primary lender. And, although the Company has been able to negotiate forebearance agreements in the past, there can be no assurance the primary lender will grant continued forebearance under the line of credit agreement beyond its latest expiration date of May 31, 1996. The Company does not presently have the cash resources to satisfy the lender if demand for repayment is made.

     Management is attempting to raise additional capital through a private placement of equity securities in addition to evaluating the sale of less strategic assets.

     In the absence of achieving an accommodation from its primary lender, or obtaining additional debt or equity financing and attaining profitable operations, the Company may not have sufficient funds to continue operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATION

General

     The Company's operations are affected by a number of factors, including, without limitation, the enactment of new, and the enforcement of existing, Federal, state and local environmental laws and regulations; general economic conditions; weather conditions in specific locations; and the unpredictability of significant spill activity. While spills are unpredictable, management believes the number of spills increase in periods of severe climatic changes. Since these factors are beyond the control of the Company, it is difficult for the Company to predict the specific time frame within which spills will occur, if any, and the revenues derived therefrom. These factors will continue to have a significant effect on the future financial condition and results of operations of the Company.

     The Company's revenues are derived principally from a wide range of environmental contracting services such as emergency spill response and recovery, tank removal, liquid and solid waste disposal, contaminated soil remediation and pipeline maintenance and repair.

     The gross profit contribution from the environmental services business is directly influenced by the mix of projects. Some of the variable factors, other than the economy, which can contribute to the fluctuation in gross margins are the (i) number of employees utilized on a specific project and the time considerations imposed by the customer or regulatory authorities (i.e., intensity of labor), (ii) utilization of specialized equipment, and (iii) costs associated with the transportation and disposal of the contaminated material. For example, it has been the Company's experience that emergency spill recovery may contribute substantially more gross margin than soil remediation and disposal.

     Additionally, management believes that (i) to comply with Federal, state and local regulations, (ii) to minimize potential liability to the Company and (iii) to assure the customer that the service performed complies with the various environmental laws and regulations, a highly trained workforce is both
necessary and appropriate.   The costs associated with the work
force are fixed over short periods of time and, depending on the mix of projects in process at any one time, can significantly impact gross margins.

Three Months Ended March 31, 1996 Compared to Three Months Ended
March 31, 1995

     Revenues of $2,939,000 for the three months ended March 31, 1996 ("3rd Quarter Fiscal 1996") decreased $1,369,000 or 31.8% as compared to the same period in 3rd Quarter Fiscal 1995. Most of the reduction in sales, approximately $1,287,000 were attributable to lower sales at the Company's Allied Environmental Services ("Allied") subsidiary. Allied's business is the transportation and disposal of petroleum contaminated soil. Severe weather in the Northeast United States and Northern California, Allied's primary geographic markets, negatively impacted their business because of diminished contracting activity.

     Gross profit of $594,000 decreased primarily as a result of a decrease in sales. The gross profit percentage for the 3rd Quarter Fiscal 1996 was 20.2% as compared to 16.5% for the 3rd Quarter Fiscal 1995. Gross profit percentage increased due to a change in sales mix. Whereas, severe weather conditions reduced Allied's sales revenues, there occurs a higher incident of spill activity in bad weather. Spill response revenues carry a higher margin than soil disposal revenues.

     Selling, general and administrative expenses ("SG&A") for the 3rd Quarter Fiscal 1996 of $1,010,000 decreased by $317,000 or 23.9% as compared to the 3rd Quarter Fiscal 1995. In December 1995 the Company instituted a restructuring and consolidation plan aimed at reducing SG&A and to increase the efficiency of company personnel and equipment. This plan is expected to result in annual savings in excess of $600,000 in salaries. During the 3rd Quarter Fiscal 1996, the Company continued to reduce costs, through the reduction of personnel. In addition, the Company relocated its Corporate headquarters to its Parkerford, Pennsylvania operating facility, saving the Company approximately $100,000 in rent, equipment and additional personnel.

     The Company had placed a deposit of $220,000 and incurred $95,000 in other costs associated with the acquisition of American Marine, Inc. ("AMI"). As a result of CKN's failure to fund its equity investment, the Company has defaulted under its purchase agreement of AMI. Accordingly, the Company has incurred losses totalling $315,000 relating to AMI.

     Interest expense for the 3rd Quarter Fiscal 1996 increased by $41,000 as a result of an increased borrowings under the line of credit and additional debt associated with the Allied acquisition as of December 1994.

     On March 28, 1996 the Company discontinued the operations of its EDOC subsidiary. EDOC specialized in laboratory chemical disposal, solvent recovery and identification of unknown chemicals. Due to the Company's lack of working capital it became too difficult to operate EDOC profitably. EDOC, because of the lack of trade credit, was unable to generate sales because of the lack of funds to transporters and disposal facilities, who had to be paid in advance. Included in Loss from Discontinued Operations is an operating loss of $384,000 for the 3rd Quarter fiscal 1996 and a loss of $1,328,000 representing the unamortized goodwill relating to EDOC's acquisition.

Nine Months Ended March 31, 1996 Compared to Nine Months Ended
March 31, 1995

     Revenues of $12,771,000 for the nine months ended March 31, 1996 increased by $746,000 as compared to the same period in 1995. Approximately $8,690,000 of the total revenues for the nine months ended March 31, 1996 were attributable to Allied which was acquired December 1, 1994. Allied contributed $4,497,000 of revenue for the same period in Fiscal 1995. Acme Containment Group, Inc. ("Acme"), which was spun-off December 22, 1994 contributed $1,446,000 to Fiscal 1995 revenues. Revenues for the other operations, when excluding Allied and Acme, decreased $2,501,000 or 41.0%, from Fiscal 1995. The decrease in sales is attributable to two factors. Included in the 1st Half Fiscal 1995 were approximately $1.8 million in revenues from one oil spill on the Delaware River ("July 1994 Spill"). The Company did not have a similar event in 1st Half Fiscal 1996. The Company, through its acquisition strategy, is diversifying its service lines to lessen the impact of the unpredictability of spill activity. During the first nine months of Fiscal 1996, spill related revenues accounted for less than 15% of total revenues. The second factor was the delay in funding from CKN which negatively impacted revenues. Approximately $1.0 million of the $3.0 million CKN financing was to be used for working capital purposes. The lack of these funds inhibited the company's ability to meet all of its customer demand for services (see Working Capital and Liquidity).

     Product revenues decreased by $950,000 or 100.0% for the Fiscal 1996, as compared to the same period in Fiscal 1995 because of the sale of Acme.

     Gross profit of $3,133,000 increased by $74,000, as compared to the same period in Fiscal 1995. The gross profit percentage decreased to 24.5% for the same period in Fiscal 1996 as compared to 25.6% for the same period in Fiscal 1995.

     Selling, general and administrative expense ("SG&A") for the first nine months of Fiscal 1996 of $3,611,000 increased by $346,000, or 10.6%, as compared to the same period in Fiscal 1995. SG&A increased due to the Allied acquisition. SG&A attributable to Allied for the first nine months of Fiscal 1996 was $1,506,000. SG&A decreased, when removing Allied and Acme, by $437,000 in the first nine months of Fiscal 1996 from the same period in Fiscal 1995.

     In December 1995 the Company initiated a restructuring and consolidation plan which management expects will further reduce
SG&A by over $600,000 per year (as referred to above).

     Interest expense increased by $161,000 due to increased borrowing under the line of credit and the interest associated with the Allied acquisition. Approximately $75,000 of the increase in interest expense is related to Allied.

Liquidity and Capital Resources

     Cash and cash equivalents as of March 31, 1996 were $20,000 compared to $184,000 as of June 30, 1995.

     The Company had a working capital deficiency of $2,091,000 as of March 31, 1996 compared to a working capital deficiency of $433,000 as of June 30, 1995.

     Cash used in operating activities was $442,000 for the nine months ended March 31, 1995 compared to $904,000 used in operations for the same period in Fiscal 1995.

     Cash flow used in investing activities was $8,000 for the nine months ended March 31, 1995 compared to $599,000 of cash used in investing activities for the same period in Fiscal 1995. Capital expenditures for Fiscal 1996 were $16,000. The Company does not anticipate capital expenditures in excess of $75,000 for Fiscal 1996. The Company sold $33,000 of equipment in Fiscal 1996 and continues to pursue the sale of excess equipment to raise cash and lower long term debt.

     Included in Note Payable - Related Party as of March 31,
1996 was $944,000, of which $144,000 is current, and payable in cash or in common stock.

     During 1st Quarter Fiscal 1996, the Company sold 825,000 shares of Common Stock to an investment group in private placement. The proceeds of this transaction was $220,000. In addition the Company also collected $105,000 of common stock subscription receivables in 1st Half Fiscal 1996.

     As of March 31, 1996 the Company has $375,000 of subscriptions receivable from various investment groups.

     The Company had a $1,150,000 (increased to $1,350,000 in December 1995) line of credit with a commercial bank, which expired on October 31, 1995. The Company has been in default from time to time of its Line of Credit due to technical noncompliance with several financial covenants.

     In December 1995 and again in April 1996 the lender agreed to forebear through May 31, 1996 from exercising any rights and remedies as a result of such technical defaults. The latest forebearance agreement increased the interest rate to prime plus 3.0%.

     A condition of the original line extension required the Company obtain by January 15, 1996 a commitment from a new lender to pay off the bank. The Company obtained this commitment on January 26, 1996 and expects to receive funding under the new line at the end of February 1996. Borrowings under the new line of credit are limited to 80% of the value of eligible accounts receivable, as defined, up to $3.0 million. As a result of an unexpected downturn in sales and therefore eligible accounts receivable, the Company did not have enough collateral to repay its primary lender.


     The failure of CKN to fund its obligation has caused a liquidity problem that has hindered the Company's ability to pay trade creditors timely. Slow payment and lack of credit terms has negatively impacted the Company's profitability, and has increased operating costs and lowered sales. In addition, the Company has been in default from time to time of its Line of Credit Agreement with its primary lender. And, although the Company has been able to negotiate forebearance agreements in the past, there can be no assurance the primary lender will grant continued forebearance under the line of credit agreement beyond its latest expiration date of May 31, 1996. The Company does not presently have the cash resources to satisfy the lender if demand for repayment is made.

     Management is attempting to raise additional capital through a private placement of equity securities in addition to evaluating the sale of less strategic assets.

     In the absence of achieving an accommodation from its primary lender, or obtaining additional debt or equity financing and attaining profitable operations, the Company may not have sufficient funds to continue as a going concern.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

          None

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          27   Financial Data Schedule

     (b)  Reports on Form 8-K:  None.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GLOBAL SPILL MANAGEMENT, INC.


                                   /s/Robert K. Moskovitz
                                   Robert K. Moskovitz, Vice
                                   President, Finance and Chief
                                   Financial Officer







Dated:  May 10, 1996

                          EXHIBIT INDEX

Exhibit No.                        Description

     27                            Financial Data Schedule