Form 10-K
period 1996-06-30
GLOBAL SPILL MANAGEMENT INC /NV/
filed 1996-10-22
CIK 888702

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 1996
                                          OR
      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to ______________________

                         Commission File Number 0-20317
                               ------------------
                          GLOBAL SPILL MANAGEMENT, INC.
             (Exact name of registrant as specified in its charter)
                Nevada                                      88-0270266
     (State or other jurisdiction                      (I.R.S. Employer
   of incorporation or organization                    identification No.)

              37-61 39th Street, Long Island City, New York, 11101 (Address of principal executive offices, including zip code)

        Registrant's telephone number, including area code: (718)482-7878
                               ------------------
           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock ($.001 Par Value)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes                                No   X
                           ---                                ---
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

      As of October 14, 1996, 11,215,462.17 Shares of Common Stock ($.001 par value) were outstanding and the aggregate market value of the Common Stock held by non-affiliates was approximately $3,256,834.48 determined at the average of the closing bid and asked prices on that same day based upon 5,210,935.17 shares owned by non-affiliates.

================================================================================

                                   Table of Contents


Part I

      Item 1.   Business

      Item 2.   Properties

      Item 3.   Legal Proceedings

      Item 4.   Submission of Matters to a Vote of Security Holders

Part II

      Item 5.   Market for Registrant's Common Equity and Related
                Stockholders Matters

      Item 6.   Selected Financial Data

      Item 7.   Management's Discussion and Financial Analysis

Part III

      Item 8.   Financial Statements and Supplementary Data

      Item 9. Changes in and Disagreements with Accountants on Accounting And Financial Disclosures

Part IV

      Item 10.  Directors and Officers of Registrant

      Item 11.  Executive Compensation

      Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Item 13.  Certain Relationships and Related Transactions

      Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                     PART I

Item 1.     Description of Business.
            -----------------------
      Global Spill Management, Inc., a Nevada corporation (hereinafter referred to as Global), was organized under the laws of the State of Nevada on September 26, 1990 under the name Happy Mergers, Inc. ("Happy Mergers"). On November 25, 1991, Global Spill Management, Inc., a Delaware Corporation organized on June 12, 1991, was merged with and into Happy Mergers. Happy Mergers, which was the surviving corporation, changed its name to Global Spill Management, Inc. As of June 28, 1996, the Company entered into a reverse acquisition with Phoenix Wrecking Corp. (Phoenix), a corporation organized and incorporated under the laws of the state of New York on April 2, 1986. In this acquisition the shareholders of Phoenix gained voting control of Global. As a result, Phoenix is deemed to have acquired Global and Phoenix, is thus, operating as Global ( hereinafter referred to as the Company).

      As a result of the June 28, 1996 reverse acquisition with Phoenix, certain changes have occurred in the services offered and operations of the Company. The Company has sold its four operating subsidiaries. (See Acquisitions-Subsidiaries and Business Operating Subsidiaries). The Company anticipates increasing and expanding its services to include industrial demolition. Mainly, the Company intends to phase out the Spill Response and Recovery portion of its services. The Company maintains its involvement in the diversified business of environmental clean up and related businesses. The Company carries on its business as a solid waste management, environmental abatement and specialty contracting company focusing on, site and facility remediation. The Company continues to provide its services and sells its products to a broad range of public and private customers. The Company's fiscal year ends on June 30.

Industry Background.
--------------------
      The Environmental Protection Agency (the "EPA") estimates that it will cost $30 billion to clean up the first 1,200, and most highly contaminated sites on its Superfund priority list, and another $30 billion to clean up the next 1,200 priority sites. Such sites are increasing in number because of the 250 million metric tons of "nonhazardous" waste and 10.4 billion pounds of toxic materials pumped annually into the U.S. environment by industry, utilities, municipalities and individuals and the 2.7 billion gallons of waste water poured into the same environment.

      Federal and state laws now require the removal of leaking or corroded underground storage tanks and the remediation of the soil at the tank site. More than 750,000 tanks may be involved in this process, with costs ranging from $3,000 to up to $100,000 in certain industrial areas. It costs a homeowner or business an average of $15,000 to remove a corroded tank, dispose of the tank and remediate the contaminated soil.

      Federal legislation also covers the handling and disposal of hazardous and solid waste and applies to more than 100,000 companies. When fully implemented, the laws applicable to solid and hazardous waste transportation and disposal, are expected to cost American industry around $20 billion a year.
Polychlorinated byphenyls ("PCBs"), lead and asbestos removal are expected to cost American businesses, municipalities and individuals billions of dollars each year as regulations regarding PCBs, lead paint and asbestos are more strictly enforced. Federal and state environmental regulations and enforcement efforts have increased in recent years.

Market Factors.
---------------
      The Company believes that environmental laws and regulations are still evolving and that, while there can be no assurance, the enactment of new environmental laws and regulations in the future, the more stringent enforcement of existing environmental laws and regulations, and the emphasis on the remedial or restorative phase of environmental problems will increase the demand for the Company's services and products. Compliance with such laws and regulations requires or will require the Company's customers to respond immediately to industrial and environmental emergencies, to remove hazardous materials from structures and equipment, to remove corroded underground and above ground storage tanks, and to remediate contaminated areas.

Business Strategy.
------------------
      The Company believes that the environmental services industry is consolidating while the need for its services expands. The environmental services industry has grown and matured over the past 20 years and has now begun to consolidate, following the trend of many other service industries in the 1980's. For example, in the early 1980's, there were more than 3,000 asbestos removal firms in the United States, most of them small "mom and pop" operations. By 1992, many of the firms had been merged or consolidated into larger firms or ceased operations, unable to compete with larger companies. Paradoxically, at the same time that such consolidation is beginning to take hold, management believes that the need for environmental services is increasing due to evolving new laws and regulations, stricter enforcement of existing laws and regulations, and greater emphasis on remediation and restoration of environmental degradation.

      The Company intends to pursue its growth and acquisition strategy on both a national and regional level. On a national level, it intends to acquire companies in industrial areas and transportation hubs. The Company intends to acquire companies in regional clusters which integrate a number of related services. See "Business Acquisitions." Such regional companies will be able to share the capabilities of related companies, and, therefore, should be able to increase and improve their services to customers, as well as increase their market penetration. The regional companies will also be able to draw on the operational and management expertise of the national company. While there can be no assurance that the Company will succeed in implementing its strategy or that its strategy will be successful, the Company continues to actively pursue its growth strategy.

Acquisitions.
-------------
      The Company as of June 28, 1996, pursuant to a unanimous vote of the Board of Directors, acquired, in exchange for 6,000,000 shares of its Common Stock, all of the issued and outstanding Common Shares of Phoenix from the existing Shareholders of Phoenix. While Phoenix had more than five shareholders, two-thirds of the shares were owned by Begonia Corp., a corporation in which Karl Schwab is the principal shareholder and sole director. None of the other shareholders of Phoenix were affiliated with Begonia and/or Mr. Schwab nor were any one of them officers, directors or employees of Phoenix. Moreover, none of the ten other Shareholders became, as a result of the aforementioned exchange of stock, owners of record or beneficially owning of 5% or more of the issued and outstanding capital Shares of the registrant. In order to consummate the transaction, the Registrant, pursuant to Shareholder consent, amended its Certificate of Incorporation so as to increase its authorized common shares from 1,333,333 to 25,000,000.

      Phoenix has been engaged as a privately held company in business as a diversified waste management company providing services similar to that of Global. The principal services of Phoenix include solid waste management, industrial demolition, dismantling and abatement, and hazardous waste services.

      The Company intends to grow by acquisition and to expand its markets and capabilities by acquiring environmental companies and related, complementary businesses primarily in transportation hubs, and industrial areas which tend to experience a high incidence of other environmental problems need remediation. By acquiring companies in diverse markets, management believes that the revenues and business of the Company will be geographically diversified and should be less subject to economic fluctuations in the service economy, or to variations in the weather, which may curtail contracting work performed outdoors during inclement weather.

      Management believes that the fragmentation in the environmental services industry will contribute to the Company's ability to effectively pursue its acquisition program. In addition, many small and medium-sized companies have reached the limits of their ability to grow due to lack of access to necessary capital, management, marketing, systems infrastructure, the cost and burden of increasingly stringent regulatory compliance, and lack of access to new technology in the industry. Management believes that it can provide the companies it acquires the strategic direction, management and resources needed to grow and allow the former owners of such companies the ability, over time, to realize the value of their work and investment, while at the same time helping the Company build a regional and national presence in the environmental services industry.

      The Company has both a regional and national acquisition strategy. On a national level, it intends to acquire companies in industrial areas and transportation hubs. With respect to its regional strategy, the Company intends to create regional clusters of environmental contracting companies to service a broad geographic market area, gain greater market penetration, and increase the scope of services provided. In addition, within such regional clusters, the Company intends to acquire companies complementary to each other, such as thermal soil treatment facilities, contaminated water treatment facilities, transfer stations, and laboratory and testing facilities, and to integrate those services with its contracting business. For example, the Company, in the process of removing a corroded tank, excavates the contaminated soil, then transports the contaminated soil to a thermal soil treatment facility, which, for a fee, incinerates the soil and then sells the soil for its own account for fill and other purposes. If the Company owned a thermal soil treatment facility, it would remove the tank, incinerate the soil for a fee and use the decontaminated soil for other purposes for a fee charged by the Company.

      The Company also intends to acquire businesses related to the environmental services industry which has more predictable and recurring levels of business and income streams than certain segments of the environmental services industry. For example, spill response and recovery, although highly profitable and less sensitive to the economy, is also opportunistic. Tank removal, soil remediation and other such environmental services are more susceptible to marketing and sales efforts, but are also more susceptible to economic conditions and climate and may be delayed or deferred. Therefore, by acquiring companies in related businesses, such as manufacturers of equipment or instruments used in environmental contracting, the Company could have a certain core portion of its business with more predictable and recurring levels of business income. There can be no assurance, however, that the Company will be able to acquire such companies or that, if acquired, such companies will continue to have predictable and recurring levels of business and income.

      Although the Company seeks to comply with environmental and other governmental regulations, there is no certainty that the companies it acquires will have so complied. The Company could be subject to liabilities arising from an acquired company's failure to comply with such regulations in the event the Company assumes unknown or contingent liabilities or in the event such liabilities are imposed on the Company under theories of successor liability. Prior to making acquisitions, the Company typically conducts a due diligence investigation and an environmental assessment of the facilities of acquisition candidates. In addition, the Company may seek to avoid assuming or incurring liabilities by purchasing only specific assets of an acquisition candidate. The Company may also seek to obtain indemnification from the selling parties. However, if the Company became subject to such a liability of sufficient magnitude and was unable to enforce its rights of indemnification against the acquired companies or selling stockholders, such liability could have a material adverse effect on the Company's financial condition and results of operations.

Operations.
-----------
      Management intends to integrate the companies it acquires on a national and regional level, to bring controls, efficiencies and standardized policies and procedures to such companies, and to centralize a number of functions that are performed on an individual basis. The Company intends to centralize finance, cash management, accounting, insurance, industry compliance, marketing, purchasing and human resource functions. To the extent possible, the Company intends to standardize policies and procedures, environmental and safety compliance programs and employee benefits for the individual companies. There can be no assurance that management will be able to successfully integrate the companies it acquires or to successfully centralize or standardize certain functions or policies or that such centralization or standardization will result in cost reductions or better service.

Services and Products.
----------------------
      The Company provides a number of Environmental Services. The Company plans to expand these services thorough the Continental Untied States.

Industrial Demolition, Dismantling and Abatement Services.
----------------------------------------------------------
      The demolition department combines several generations of topnotch operators and engineers experienced in all phases of commercial and industrial wrecking, including plants, paper mills, factories, holding tanks, office buildings, hotels stacks, bridges and structures precariously damaged by explosion or fire. Demolition and dismantling projects result from a myriad of reasons including obsolescence of facility, retooling, fire, consolidation of operations and relocation. The environmental abatement department consists of licensed professionals specifically trained and skilled in removal of asbestos and hazardous wastes in strict accordance with applicable regulations. (See discussion below of Regulation). The Company uses the most up-to-date equipment to ensure the safety of its personnel and the protection of the site. In addition, site remediation , particularly in the case of environmental contamination of a site, frequently requires demolition or dismantling of a contaminated facility.

      Dismantling is a precise disassembly of a manufacturing or production facility on a piece-by-piece basis in order to recover equipment as complete operating units in order to recover equipment as complete operating units capable of reinstallation. Demolition is the precise science of destruction of facilities in defined areas. The Company's engineers are pioneers in the advanced technology of implosion-the inward burst of an exploding substance to demolish a structure. Certain demolition products also require the removal of asbestos and other hazardous wastes as well as cleanup and removal.

Tank Removal and Installation.
------------------------------
      Certain states and municipalities, such as Pennsylvania, New Jersey and the City of Philadelphia, require companies and/or employees to be licensed or qualified to remove or install storage tanks. The Company and where required, its employees, has been able to obtain the necessary qualifications or licenses to conduct such activities in those locations in which the Company does business. The Company removes and disposes of, and installs, underground and above ground storage tanks in the Company's service area. Tanks are often required by federal and state law to be removed because of deterioration from age, condensation, oxidation and/or metal fatigue. Due to environmental concerns, tanks are increasingly removed when real property and facilities are sold, leased or financed. The Company not only removes and disposes of the tanks, but tests the soil for contamination due to leakage, removes, remediates and disposes of the soil, and provides the owner with the required or appropriate certification of removal and disposal of the tank. The Company's tank removal and installation services are, in general, utilized by individual residential customers, commercial and industrial customers, government agencies and public and private institutions.

Tank Cleaning.
--------------
      Underground and above ground storage tanks, even though not corroded or oxidized, must be cleaned from time to time. The Company removes any substance in the tank, and transports and disposes, or arranges for the disposal of, such substance, then cleans the tank with water or a particular solvent, depending on the substance which was in the tank. For example, petroleum products require a citric-based solvent for cleaning; sulfur hydrochloride might be used to adjust the Ph level in an acidic tank. Tank cleaning services are utilized by commercial and industrial customers such as manufacturers, chemical plants and pharmaceutical companies.

Soil Remediation.
-----------------
      On-site remediation involves treating hazardous materials at the customer's site or the excavation and removal thereof. Soil and other solid materials which have become contaminated from petroleum, chemical or PCB leakage or spills or improper dumping of toxic materials are almost always required by federal, state or local authorities to be remediated. Excavation and removal involve the excavation of contaminated materials for containment, on-site treatment or off-site disposal. Much of the contamination is historical and occurred prior to the enactment of current environmental laws, rules and regulations. In performing soil remediation, the Company tests the soil, excavates the contaminated soil and disposes of such soil, at the direction of the customer, through thermal destruction (incineration) at a state licensed facility or deposits the soil in a state-approved landfill. The Company then tests and certifies the site and also obtains and provides the customer with certification as to the proper disposition of the soil and other solid or liquid waste. As part of its quality control, the Company regularly monitors excavated materials to verify consistency with contaminants identified in the remediation plan. Employees that work with contaminated soil and other contaminated substances must have a minimum of 40 hours of OSHA training, meet continuing education requirements, and be subject to periodic drug testing. The Company's soil remediation services are, in general, utilized by individual residential customers, commercial and industrial customers, property managers, government agencies, and public and private institutions.

Infrastructure Maintenance, Rehabilitation and Cleaning.
--------------------------------------------------------
      The Company inspects, through closed circuit television, infrastructure systems such as sanitary sewers, storm sewers, wells and manholes, identifies breaks and/or weaknesses therein, and either repairs the defects through bypass plumbing, polyethylene slip lining and/or chemical grouting or installs a new system.

Industrial Environmental Maintenance.
-------------------------------------
      The Company provides on-site industrial environmental maintenance to industrial customers in New Jersey, Pennsylvania and Delaware. The Company supplies labor, equipment, materials and/or supervision, thereby supplementing a plant's normal maintenance resource and increasing the efficiency of a plant's resources. Such maintenance includes, without limitation, on-site spill response, tank cleaning and decontamination activity.

Subsidiaries.
-------------
      Coincident with the reverse acquisition of June 28, 1996, the Company disposed of its four operating subsidiaries. These were Land N' Sea
Environmental  Services,  Inc., Allied Environmental  Services,  Inc. And Allied
Environmental Services, West Inc. and Professional Pipe Services, Inc. Such sales resulted in all such operating subsidiaries being assumed by the respective purchaser of each operating subsidiary.

      The Company received an aggregate of $980,000 in cash from the sale of the operating subsidiaries and the Company eliminated $971,000 of acquisition indebtedness which was outstanding to one such subsidiary. Global used such cash proceeds, in part to satisfy and liquidate in full approximately $1517,000 including $40,000 in accrued interest of senior secured bank debt, which was secured by the assets of the former operating subsidiaries. The total obligations of Global on a consolidated basis were $6,746,000 as of June 30, 1995. After the sale of the operating subsidiaries, the obligations of the Company were approximately $253,436. This figure does not include the obligations of Phoenix.

      The Company currently has one operating subsidiary, Iroquois Industries Inc., (Iroquois) which was incorporated and organized under the laws of the State of New York in April of 1992. Iroquois holds the leases to Company's principal offices. Iroquois is utilized by the Company for non-union work.

Insurance.
----------
      The Company carries a broad range of insurance coverage which management considers adequate for the protection of its assets and operations. The coverage includes general liability, comprehensive property damage, workers' compensation and other coverage customary in the industry up to $10,000,000, per occurrence. The insurance covers incidents on a "claims made" basis. The Company also carries environmental impairment liability insurance of up to $5,000,000, per occurrence, on a "claims made" basis. The Company does not maintain funded reserves to provide for payment of partially or completely uninsured claims.

Marketing.
----------
      The Company markets its services principally through the direct efforts of its sales personnel, its field supervisors and foremen and its operating and executive management, all of whom call upon existing and prospective customers. The Company also uses direct advertising and promotional material to market and sell its services and products.

      The Company has centralized its marketing strategy for its environmental contracting in the Mid-Atlantic region, but customizes each its marketing program to its local service area and the specific capabilities of the Company in each area of its operations.

Customers.
----------
      The Company's environmental contracting business has a broad base of public and private sector customers, including individual residential customers, federal, state, and local governmental agencies, public and private institutions such as hospitals, colleges and airports, public utilities, and commercial and industrial customers, ranging from sole entrepreneurs, to small and mid-size firms, to Fortune 500 companies.

      The Company's marketing and sales efforts are directed toward establishing and maintaining business relations with customers that have repetitive requirements or needs for one or more of the Company's services or products. Although a significant portion of the Company's business for its services or products is derived from customers for whom the Company had previously provided services or products, the work performed for such customers is generally for specific projects when the need arises and the Company has very few long-term written agreements with any such customer. During fiscal year 1996, no one customer accounted for 10% or more of the Company's revenues. The Company does not believe that the loss of any single customer would have a material adverse effect on the financial condition or results of operations of the Company or any of its operating subsidiaries.

Backlog of Orders.
------------------
      The Company provides its services and sells its products pursuant to proposals, purchase orders or retainer letters. It is the Company's policy to perform all services pursuant to a detailed written proposal, which, when accepted, serves as a contract with respect to the services to be performed, the cost thereof and the terms of the payment therefor. In the event that the nature, scope or magnitude of the services to be provided changes materially from the original proposal, it is Company policy to amend the original proposal by executing a change order in writing to cover the changes in the services to be provided, the cost thereof and the payment therefor. Certain agreements allow for the Company to bill for work-in-progress, other bills are paid upon presentation, and others have payment terms of 10 to 30 days after completion of the services to be performed, or products sold, depending on the nature and scope of such service or the nature or quantity of the product, and the creditworthiness of the customer.

Competition.
------------
      The environmental contracting business is highly competitive and fragmented. The Company is engaged in highly competitive markets in all of its service areas. The Company competes with both large and small companies.
Management does not believe that any single firm is dominant in any of the Company's primary service areas. Many of the Company's competitors have greater financial resources and longer operating histories. The Company's revenues and results of operations could be adversely affected by these competitive forces.

      The Company believes that its environmental contracting business competes in terms of price, service, quality and responsiveness. The Company further does not have geographic limitations within the United States as many of its competitors do. The Company maintains a trained and qualified work force, with the majority of its personnel employed in the environmental contracting operations being OSHA-trained and qualified. The Company believes it brings business discipline, professional standards and financial and marketing expertise to the companies it acquires. Because of the need for certain permits and licenses, specialized equipment, OSHA-trained employees, and the need to be knowledgeable of and to comply with federal, state and local environmental laws, regulations and requirements, the Company believes that there are certain barriers to becoming a full-service environmental contracting and consulting company.

      The Company believes it attracts and retains customers primarily because of its reputation in its service areas for quality work, its ability to respond effectively to customers' needs, and the broad range of services it can provide to a customer.

Employees.
----------
      As of August 31, 1996, the Company employed 60 full-time people. From time to time, the Company also utilizes qualified temporary personnel with OSHA training. The Company has not experienced any work stoppages and the Company believes that its relationship with all its employees is good.

Regulation.
-----------
      The Company and, in particular, its customers, are subject to extensive and evolving environmental laws and regulations. These laws and regulations are directly related to the demand for many of the services offered by the Company and often subject the Company to stringent regulation in the conduct of its operations. The principal environmental legislation affecting the Company and its customers is described below.

      Resource Conservation and Recovery Act of 1976 ("RCRA"). RCRA regulates the treatment, storage and disposal of hazardous and solid wastes. RCRA has therefore created a need generally for some of the types of services provided by the Company. The 1984 Hazardous and Solid Waste Amendments to RCRA ("HSWA") expanded RCRA's scope by providing for the listing of additional wastes as "hazardous" and lowering the quantity threshold of wastes subject to regulation. HSWA also imposes restrictions on land disposal of certain wastes, prescribes more stringent management standards for hazardous waste disposal sites, sets standards for underground storage tanks and provides for "corrective" action procedures. Both SM Environmental and Land N Sea are RCRA permit holders. Under RCRA, liability and stringent management standards are imposed on a person who is an RCRA permit holder, namely, a "generator" or "transporter" of hazardous waste or an "owner" or "operator" of a waste treatment, storage or disposal facility. Both the EPA and states with authorized hazardous waste programs can bring several types of enforcement actions under RCRA, including administrative orders and actions seeking civil and criminal penalties. RCRA also provides for citizens suits as an additional enforcement tool.

      Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund Act"). The Superfund Act addresses cleanup of sites at which there has been or may be a release of hazardous substances into the environment. The Superfund Act assigns liability for costs of cleanup and damage to natural resources to any person who, currently or at the time of disposal of a hazardous substance, owned or operated any facility at which hazardous substances were deposited, to any person who by agreement or otherwise arranged for disposal or treatment, or arranged with a transporter for transport of hazardous substances owned or possessed by such person for disposal or treatment, and to any person who accepted hazardous substances for transport to disposal or treatment facilities or sites from which there is a release or threatened release of hazardous substances. The Superfund Act authorizes the federal government either to clean up these sites itself or to order persons responsible for the situation to do so. The Superfund Act created a fund to be used by the federal government to pay for the cleanup efforts. Where the federal government expends money for remedial activities, it must seek reimbursement from the potentially responsible parties. Where the EPA performs remedial work with Superfund dollars, it frequently sues potentially responsible parties for reimbursement under the "cost recovery" authority of Section 107 of the Superfund Act. The EPA may also issue an administrative order seeking to compel potentially responsible parties to perform remedial work with their own funds under the "abatement" authority of
Section 106 of the Superfund Act. In lieu of instigating such actions, the EPA may also seek through negotiations to persuade such parties to perform and/or pay for any and all stages of remedial action at a site in discharge of their liabilities under the Superfund Act.

      While the Superfund Act provides that transporters of hazardous waste may be jointly and severally liable for the costs of remedial action at the site to which the hazardous waste is taken, the Company attempts to minimize such exposure by having the generator select the disposal site and method. Under
Section 101(20)(B) of the Superfund Act, when a common or contract carrier delivers a hazardous substance to a site selected by the shipper, the carrier is not considered to have caused or contributed to any release at such disposal facility resulting from circumstances or conditions beyond its control.

      Superfund Amendments and Reauthorization Act ("SARA"). SARA was enacted in 1986 and authorizes increased federal expenditures and imposes more stringent cleanup standards and accelerated timetables. SARA also contains provisions which expand the enforcement powers of the EPA.

      While there can be no assurance, management believes that, even apart from funding authorized by RCRA and the Superfund Act, industry and governmental entities will continue to try to resolve hazardous waste problems due to their need to comply with other statutory requirements and to avoid liabilities to private parties. Although the liabilities imposed by the Superfund Act are more directly related to the Company's customers, they could under certain circumstances apply to some of the broad range of activities of the Company, including failure to properly design or implement a cleanup, removal or remedial action plan or to achieve required cleanup standards and activities related to the transport of hazardous substances. Such liabilities can be joint and several where other parties are involved.

      Clean Air Act and 1990 Amendments (the "1990 Amendments"). The Clean Air Act requires compliance with ambient air quality standards and empowers the EPA to establish and enforce limits on the emission of various pollutants from specific types of facilities. The 1990 Amendments modify the Clean Air Act in a number of significant areas. Among other things, they establish emissions allowances for sulfur and nitrogen oxides, establish strict new requirements applicable to ozone emissions and other air toxins, establish a national permit program for all major sources of pollutants and create significant new penalties, both civil and criminal, for violations of the Clean Air Act.

      Other Federal and State Environmental Regulations. The Company's services are also used by its customers in complying with, among others, the following federal laws: the Toxic Substances Control Act, the Clean Water Act, the Safe Drinking Water Act, the Occupational Safety and Health Act, the Hazardous
Materials   Transportation   Act.   In   addition,   many   states  have  passed
Superfund-type legislation and other regulations and policies to cover more detailed aspects of environmental impairment and the remediation thereof. This legislation addresses such topics as air pollution, underground storage tanks, water quality, solid waste, hazardous materials, surface impoundments, site cleanup and wastewater discharge. Most states also regulate the transportation of hazardous wastes and certain flammable liquids within their borders by requiring that special permits be obtained in advance of such transportation.

These  statutes  and  regulations   impact  upon  the  liquid  and  solid  waste
transportation and disposal business conducted by the Company.

      The foregoing discussions identify the principal environmental legislation currently affecting the Company and its customers. To the extent that the Company acquires thermal soil treatment facilities, contaminated water treatment facilities, transfer stations and laboratory and testing facilities, the Company would be primarily subject to and impacted by RCRA and the Superfund Act. To the extent that such facilities, particularly waste water treatment facilities, would engage in the discharge of treated wastewater, compliance with the Clean Water Act of 1972 would be required.

      Clean Water Act of 1972 ("CWA"). Originally enacted as the Federal Water Pollution Control Act, but renamed as the Clean Water Act in 1977, CWA regulates the discharge of pollutants into the surface waters of the United States. CWA established a system of minimum national efficiency standards on an industry-by-industry basis, water quality standards, and a discharge permit program. It also contains special provisions addressing accidental or unintentional spills of oil and hazardous substances into waterways.

Revenue.
--------
Through June 30, 1996, the Company's had a net operating loss of approximate $1,668,000. In addition, through June 28, 1996, prior to the reverse acquisition of June 28, 1996 between Global and Phoenix, Phoenix's estimated $9,371,801.00 (unaudited) in revenue derived from operations.

Patents, Trademarks, Franchises, and Concessions.
-------------------------------------------------
Patents, Trademarks, Franchises and Concessions are of little or no importance to the Company.

Seasonal Nature of Business.
----------------------------
The Company is not engaged in a seasonal business.

Government Contracts.
---------------------
      The Company during its last fiscal year has had contracts with two governmental entities. These are the City of New York and Staten Island. The Company was hired by the City of New York to rehabilitate the train platforms in Grand Central Station. The city of Staten Island hired the Company for asbestos removal from a demolished structure in Fresh Kills in Staten Island, New York.

Item 2.  Properties.
         -----------
      The principal offices of the Company were located at 2550 Boulevard of the Generals, Norristown, Pennsylvania, until the reverse acquisition of June 28, 1996 with Phoenix. The National Railroad Passenger Association, (AMTRAK), entered into an agreement with Iroquois Inc., a subsidiary of the Phoenix in October 1993, wherein they agreed to exchange remedial services for prepaid rent credit through October 1, 1999. The Authority valued this rent at $404,000 per year. The principal offices of the Company are located on this property which comprises 8 acres located at 37-61 39th Street, Long Island City, New York, 11101. The property is at the foot of the 59th Street Bridge and has a 6,000-foot office building on the premises. Phoenix . Management believes that the Company's facilities are adequate to support the Company's current operations.


      Phoenix acquired a property in Hamtramck, Michigan, previously owned by "Cook Family Foods, Ltd.". The Property consists of 124,146 square feet or 2.85 acres +. The improvements on the property include two buildings, one built in 1948 of 72,000 square feet, and one built in 1991 of 18,800 square feet. The property is paved and fenced by chain link fencing. The zoning is "M H Heavy Manufacturing", City of Hamtramck, Michigan, 48212, located at 8800 Conant & 3827 Oliver, and is located in close proximity to I-75 and I-94. The property was acquired by "Phoenix" on March 3, 1994 in exchange for the company's providing remedial services to Cook Family Foods, Ltd., which costs Phoenix $40,000.

Item 3.  Litigation.
         ----------
      From time to time, the Company and its subsidiaries are subject to lawsuits arising in the ordinary course of business. While management believes that no pending lawsuit is likely to have a material adverse effect on the financial condition or results of operations of the Company or its subsidiaries, the outcome of any such litigation cannot be predicted with certainty. Currently, the Company is involved in a suit in the with a Contractor located in Fort Brag, North Carolina. This dispute involves a breach of contract action whereby, the Contractor is attempting to obtain damages in the amount of $100,000.00. The Company intends to vigorously defend against this lawsuit.

Item 4.  Submission of Matters to a Vote of Securities Holders.
         -----------------------------------------------------
      The following matters were submitted to a vote of the securities holders:

      1.    Election of Directors.
      2. Increase of authorized shares from twenty five million (25,000,000) to forty million (40,000,000) shares of common stock (prior to the 30-1 split).

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------------------
      On July 29, 1992, the Company's Common Stock commenced quotation on the NASDAQ Small Cap Market ("NASDAQ") under the symbol "GSMI". The following table sets forth the reported high and low bid and asked quotations for the Compan's Common Stock.

      The Company's Common Stock on NASDAQ for the period September 30, 1994 to June 30, 1996. The "Quarters" set forth below are based on the Company's June 30th fiscal year. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                Bid                            Asked
                        ---------------------           ---------------------
Quarter Ended            High         Low               High          Low
-------------            ----         ---               ----          ---
September 30, 1994      $ 2         $ 1 13/16           $ 2 1/8     $ 2
December 31, 1994         1 9/16      1 1/2               1 5/8       1 5/8
March 31, 1995              3/4         3/4                27/32        13/16
June 30, 1995               11/32       5/6                13/32        3/8

September 30, 1995      $20 11/16     9 15/16            28 3/10     11 3/8
December 30, 1995        13 15/16     7 1/2              15 7/8       9 15/16
March 31, 1996            8 3/8       5 11/16            10 13/16     6 5/8
June 30, 1996             6 5/8       2 1/4               8 7/16      2 7/8

      The closing bid and asked prices on September 3,1996 for the Common Stock were 2 13/16 and 3 3/16, respectively. On May 13, 1996 the Company effected a 30 to 1 reverse split of its common stock. On the date of the split there were 23,768,846 shares issued and outstanding. After the split, the shares issued and outstanding was 792,295. The Company canceled and retired 5,274,818 shares of its common stock (pre-split). This reduced the issued and outstanding number of Common Shares of the Company to 616,466. On July 5, 1996, the Company increased the number of authorized Shares of Common Stock to 25,000,000.

      As of October 14, 1996, there were 11,215,462.17 shares of Common Stock outstanding and approximately 11,518 holders of record of the Company's Common Stock. The Company believes, based upon security positions listing, that there are beneficial owners of the Company's Common Stock. Of the Preferred Stock no Shares have been issued.

Exempt Transactions.
--------------------
      In September 1996, the Company entered into a transaction with an offshore purchaser pursuant to Rule 903 of the Securities Act of 1933, as amended for the sale of Series I Debentures of the Company for a total of $2,000,000. Of this amount 1,200,000 has been delivered. The sale price of these debentures was discounted from market by thirty (30) percent. The initial funds in the amount of $1,200,000 has been used for operating expenses and to expand and develop Company's operations.


Dividends.
----------
      As of the date hereof, the Company has not paid or declared any dividends. The Company does not anticipate paying any dividends on its Common Stock in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business. The payment of dividends, if any, by the Company rests within the discretion of its Board of Directors and depends, among other things, upon the Company's earnings, its capital requirements and its financial position, as well as other pertinent factors.

Item 6.  Selected Consolidated Financial Data.
         ------------------------------------
      The following selected combined financial data should be reviewed in conjunction with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto in Part IV of this report.

            THE FINANCIAL DATA CONTAINED BELOW HAS NOT BEEN AUDITED.

                 GLOBAL SPILL MANAGEMENT, INC. AND SUBSIDIARIES
                                    UNAUDITED
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Year Ended June 30
-------------------------------------------------------------------------------------------
                                                    1996            1995            1994
                                               ------------    ------------    ------------
REVENUES:
    Service                                    $       --      $ 18,267,164    $  8,417,642
    Product                                            --           950,031       2,347,405
                                               ------------    ------------    ------------
                                                       --        19,217,195      10,765,047
                                               ------------    ------------    ------------
COST OR REVENUES:
    Service                                            --        13,805,189       6,182,680
    Product                                            --           728,234       1,613,339
                                               ------------    ------------    ------------
                                                       --        14,533,423       7,769,019
                                               ------------    ------------    ------------
    Gross profit                                       --         4,683,772       2,969,028

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                       1,668,000       5,578,054       4,303,750
                                               ------------    ------------    ------------
Operating (loss)                                 (1,668,000)       (894,282)     (1,334,722)

OTHER INCOME (EXPENSE):
    Interest Expense                                   --          (287,726)       (148,946)
    Other net                                          --              (615)        167,843
    Gain (loss) on Sale of Subsidiaries          (5,666,000)           --           202,259
    (Loss) on Investment and Note Receivable           --          (260,000)           --
                                               ------------    ------------    ------------
    (Loss) from continuing operations
       before income taxes and cumulative
    effect of change in accounting principle     (7,334,000)     (1,442,623)     (1,113,566)

(Loss) from Discontinued Operations
    (Loss) from Operations                         (325,000)           --              --
    Writedown of Goodwill                        (1,328,000)           --              --

INCOME TAX BENEFIT (EXPENSE)                           --            15,516         (16,612)
                                               ------------    ------------    ------------
(Loss) before cumulative effect of change in
    in accounting principle                      (9,047,000)     (1,427,107)     (1,130,178)

CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                               --              --           169,596
                                               ------------    ------------    ------------
NET (LOSS)                                     $ (9,047,000)   $ (1,427,107)   $   (960,582)
                                               ============    ============    ============
INCOME (LOSS PER SHARE BEFORE
    CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE                    $     (15.03)   $       (.12)   $       (.14)
                                               ------------    ------------    ------------
CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                --      $       --      $        .02
                                               ------------    ------------    ------------
NET (LOSS) PER SHARE - CONTINUING
    OPERATIONS                                 $     (12.18)   $       (.12)   $       (.12)
                                               ============    ============    ============
NET (LOSS) PER SHARE -
    DISCONTINUED OPERATIONS                    $      (2.85)           --              --
                                               ============    ============    ============
SHARES USED IN COMPUTING NET LOSS
    PER SHARE                                       602,009      11,654,137       8,170,145
                                               ============    ============    ============

        The accompanying notes are an integral part of these statements
                                       12

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operation.
         ------------
General.
--------
      The Company strategy has been to grow through acquisitions and by developing the necessary programs and infrastructure to stimulate the internal growth of the acquired companies. The Company's acquisition strategy is focused on the need to (I) expand the Company both regionally and nationally in order to lessen the effects of local economics and weather; (ii) acquire companies in industrial areas and transportation hubs where there is a high probability of spills and other environmental problems in need of remediation, (iii) broaden the Company's revenue base by acquiring companies complementary to the environmental contracting and consulting business, such as manufacturing of equipment or instruments used in environmental contracting and consulting, environmental testing laboratories, and liquid waste treatment and soil remediation facilities, in order to lessen the impact of the unpredictability of spill activity; and (iv) acquire several companies in a specific region to increase the already existing local capabilities, which should result in increased production and higher profit margins. These and future acquisitions may affect the relative contribution of service and product revenues to the Company's total revenues. The Company's ability to integrate acquired businesses will also affect the Company's financial condition and results of operations.

      During Fiscal 1995 the Company acquired Land N Sea Environmental Services, Inc. ("LNS"), Professional Pipe Services Corporation ("Propipe"), and Allied Environmental Services, Inc. ("Allied") in July 1994, October 1994, and December 1994, respectively. In December 1994 the Company spun-off its Acme Containment Group, Inc. ("Acme") subsidiary. The acquisitions of LNS and Allied were accounted for as a purchase and consequently only the results of their operations subsequent to acquisition are included in the financial statements. Propipe was accounted for as a pooling of interests and, accordingly, the Company's results of operations have been restated to include those of Propipe for the year ended June 30, 1994. Management has not restated its results of operations for the year ended June 30, 1993 to account for the pooling of interests of Propipe since the effect of the restatement is considered immaterial.

      In addition to acquisitions, the Company's operations are affected by a number of factors, including, without limitation, the enactment of new, and the enforcement of existing, Federal, State and Local environmental laws and regulations; general economic conditions; weather conditions in specific locations; and the unpredictability of significant spill activity. These factors are beyond the control of the Company and will continue to have a significant effect on the future financial condition and results of operations of the Company.

      The Company has incurred significant operating losses for the past several years. These losses have hindered the Company's ability to finance its operations. In October 1995, the Company received a binding commitment for new financing from CKN Holdings ("CKN") which would have provided 1.5 million of new common equity and convertible loan amounting to 1.5 million. Proceeds of $2.0 million were applied to the acquisition of American Marine Inc. and $1.0 million was to be used for general working capital purposes. CKN defaulted on its obligations to the Company in November 1995 and the Company filed a complaint against CKN as a result. In February 1996, the Court entered a default judgment against CKN and awarded a judgment in favor of the Company.
Collection of the judgment is unlikely.

      In January 1996, as a result of the shortage of working capital and high expense of operations, the Company undertook a restructuring and consultation program to reduce expenses. The consolidation and restructuring plan entailed replacing the Company's President, and eliminating the Chief Operating Officer's position by merging his responsibilities into the workforce and other members of management. The Company also suspended payments under certain consulting and employment agreements and relocated its corporate headquarters into another existing operating facility.

      During this period the Company renegotiated a forbearance agreement with its primary lender, in which the collateral was the aggregate assets of the
                                       13

Company. These forbearance agreements required the Company to find a new lender to replace its primary lender. In January 1996, the Company obtained a commitment from another lender for a $3.0 million revolving collateralized line of credit. Borrowings under this new line were limited to 80% of eligible accounts receivable, as defined, up to $30,000,000. Due to an unexpected drop in business and therefore, eligible accounts receivable, the Company lacked sufficient collateral to repay the $1,350,000 owed to this lender.

      On April 25, 1996, the Company negotiated a forbearance agreement with its the commercial bank, its primary lender, extending the line to May 31, 1996. Under the terms of this forbearance agreement, the Company agreed to remit collections of the accounts receivable of its Environmental Disposal Options Corporation ("EDOC") subsidiary as a permanent reduction of the line. EDOC's operations were discontinued by the Company on March 28, 1996 due to the lack of profitability and the lack of working capital to operate this subsidiary. An involuntary Chapter 7 Bankruptcy was filed against EDOC on June 28, 1996. Since EDOC's liabilities are greater than its assets, which are pledged as collateral to the primary lender, the Company has not contested this filing.

      The Board explored its options and strategies in dealing with its primary lender whose loan the Company was now in default. The alternative reviewed included sales of all or part of the Company and seeking Bankruptcy protection.

      On June 28, 1996, the Company sold its remaining operating subsidiaries GSM Environmental Inc., LNS, Allied and Propipe, utilizing the proceeds to satisfy the loans to the primary lender. At this time the Company obtained a commitment from an investment group for financing totaling $250,000 to be used to satisfy the remaining creditors of the Parent corporation. The Board also converted a fourth quarter 1996 $315,000 convertible debenture into 750,00
Shares of the Company's Common Stock. In conjunction with the sale of these subsidiaries came the termination of burdensome employment contracts and debt service that made it difficult to obtain profitability without large increases in revenues. It became extremely difficult to grow the Company through acquisition or internal growth because of the difficulty in obtaining financing.

      After the wholly owned Subsidiaries were sold, and substantially all of the debts were satisfied, all that remained was sundry accounts payable and office equipment leases totaling approximately 650,000 repaid, on June 28, 1996. It was the Board's belief that the sale of the operating subsidiaries was necessary to repay the primary lender or Bankruptcy would have been inevitable. It is felt that though the acquisitions were Dilutive to the existing shareholders that shareholder value will be better served through the profits now provided by the new organization. Of course future profitability is dependant on many factors including general economic and regulatory conditions, the additional expenses incurred by the Phoenix organization as a result of being a public entity.

      The Company acquired Phoenix Wrecking Corporation for 6,000,000 Shares of the Company's Common Stock valued $21,750,000. Phoenix Wrecking is a solid waste management, environmental abatement and specialty contractor focusing on site and facility remediation. The Phoenix purchase price is subject to adjustment based on the financial statement of Phoenix when they become available. As a result of the Phoenix acquisition by the Company management of the Company was replaced with representatives of Phoenix. The new management did not retain any employees of Global Spill Management or any of its former subsidiaries.

      Unaudited financial statements of Phoenix as of March 31, 1996, show revenues of $8.2 million, a pre-tax profit of $797,000, and a profit after taxes of $534,000. The Company through Global's previous activity, has over $10.0 million in net operating loss carry forward (NOL). A change in controls, as has taken place, may limit the annual utilization of NOL carry forward.

      In September 1996 the Company announced the acquisition of Recycling Unlimited of Queens, New York. Recycling Unlimited is the operator of a transfer and crushing plant of construction debris. Their annual revenues are expected to be between $6.0 and $8.0 million.

      On October 6, 1996, the Board of Global approved the renegotiation of the terms of the acquisition of Phoenix. The six million (6,000,000) shares of common stock of Global are to be returned to Global for cancellation. In return, the former shareholders of Phoenix will receive a number of shares of previously authorized preferred stock at a dollar value and with conversion and voting rights to be determined. The holders of preferred stock will have a preference in the event the Company becomes insolvent or declares bankruptcy and they will be entitled to the stock of Phoenix Wrecking Corporation upon any dissolution or liquidation of the parent company, Global Spill Management, Inc.

      The Company has equipment valued at approximately two million dollars ($2,000,000) consisting of excavators, track loaders, cranes, rubbertire loaders, dozers, skid-steer, trucks, hydraulic boom man-lift trucks, and other miscellaneous equipment.

YEAR ENDED JUNE 30, 1995 COMPARED TO YEAR ENDED JUNE 30, 1994

      All representations and statements contained herein regarding Fiscal Year 1996 is based upon unaudited financial statements. Revenues of $19,217,195 for the year ended June 30, 1995 ("Fiscal 1995") increased $8,452,148 or 78.5%, as compared to Fiscal 1994. Approximately $11,840,738 of the total revenues for Fiscal 1995 were attributable to Environmental Disposal Options Corporation ("EDOC"), Land N Sea and Allied, which were acquired by the Company as of April 28, 1994, July 15, 1994 and December 1, 1994, respectively. American Industrial Marine Services, Inc. ("AIMS"), which was sold by the Company as of April 4, 1994 contributed $2,529,245 to Fiscal 1994 revenues. Acme which was spun off by the Company as of December 22, 1994 contributed $1,446,138 and $2,677,907 for Fiscal 1995 and 1994, respectively. Excluding revenues from these subsidiaries, revenues would have increased $1,007,656 or 20%. This increase is attributable to the emergency spill activity in the early months of Fiscal 1995. Revenues and Operating Income (Loss) for Fiscal 1995 would have been approximately $23,707,500 and $(886,000) compared to Revenues and Operating Income of $23,210,700 and $472,500 in Fiscal 1994 had the Company owned Allied, Land N Sea and EDOC and disposed of Acme and AIMS as of July 1, 1993.

      Product revenues of $950,031 for Fiscal 1995 decreased $1,397,374 or 59.5%, as compared to Fiscal 1994. Almost all product revenues were attributable to Acme, which was spun off as of December 22, 1994.

      Gross profit of $4,683,772 for Fiscal 1995 increased $1,714,744 or 57.8%, as compared to Fiscal 1994. Of the gross profit for Fiscal 1995, $3,094,679 was attributable to EDOC, Land N Sea, Allied and Acme, and $333,898 of gross profit for the same period in 1994 was attributable to AIMS. Excluding the gross profit attributable to EDOC, Land N Sea, Allied and Acme for Fiscal 1995 and EDOC, Acme and AIMS for Fiscal 1994, gross profit would have increased $136,180 or 9.4% from Fiscal 1994 to 1995, primarily due to the emergency spill activity in July and August 1994. The gross profit percentage declined from 27.6% in Fiscal 1994 to 24.4% in Fiscal 1995 due to the disposition of Acme. Acme is a manufacturer whose gross margin historically is higher than the Company's other subsidiaries that are service companies.

      Selling, general and administrative expenses ("SG&A") for Fiscal 1995 of $5,578,054, which includes $177,500 of amortization of goodwill, increased $1,274,304, as compared to the same period in 1994. SG&A as a percentage of revenues was 29.0% of revenues in 1995 versus 40.0% of revenues in Fiscal 1994 due mainly to an increase in revenue without a proportionate increase in SG&A. Due to management's continuing focus on the company's cost containment and reduction programs (which have reduced salaries and both general and medical insurance), SG&A excluding goodwill amortization and expenses attributable to EDOC, Land N Sea, Allied and Acme for Fiscal 1995 and AIMS and EDOC for the same period in 1994, would have decreased by $240,624 or 7.5%.

      Interest expense for Fiscal 1995 increased $138,780 from the same period in 1994. Higher interest rates, greater borrows under the Company's Line of Credit and debt issued to finance the purchase of Allied resulted in the increase in interest expense.

      SG&A for Fiscal 1994 of $4,303,750 (40.0% of revenues) decreased $735,000 or 14.6% as compared to Fiscal 1993. The decrease was offset, in part, by

$74,100 of additional SG&A attributable to EDO which the Company acquired as of April 28, 1994. SG&A includes $790,600 and $832,200 for Fiscal 1994 and Fiscal 1993, respectively, attributable to AIMS. Excluding EDO for Fiscal 1994 and AIMS for Fiscal 1994 and 1993, SG&A would have decreased $905,717 or 26.3% as compared to Fiscal 1993. The decrease was attributed to (I) a reduction of $360,000 in salaries and consulting costs and related costs, (ii) a $356,500 decrease in professional fees, other expenses associated with the Company's acquisition programs and the costs associated with being a public company, (iii) a decrease in advertising of $20,000, (iv) a reduction of $31,000 in insurance costs, and (v) $206,000 of cost related to bad debts, relocation and other employee costs incurred in Fiscal 1993 which were not incurred in Fiscal 1994.

      Interest expense for Fiscal 1994 of $148,900 decreased $46,700 from Fiscal 1993. Approximately $80,300 and $81,200, respectively, of interest expense for Fiscal 1994 and Fiscal 1993, respectively, was attributable to AIMS. Excluding AIMS for Fiscal 1994 and Fiscal 1993, interest expense would have decreased $45,800 due primarily to decreases in interest rates and average borrowing for the year.

      Other income - net for Fiscal 1994 decreased $24,400. Approximately $70,900 and $102,300 of other income - net for Fiscal 1994 and Fiscal 1993, respectively, was attributable to AIMS. Excluding AIMS, other income - net would have decreased $1,300.

Liquidity and Capital Resources.
--------------------------------
      Cash and cash equivalents as of June 30, 1995 were $183,567, compared to $166,105 as of June 30, 1994. The Company had a working capital deficit of $433,522 as of June 30, 1995 compared to positive working capital of $1,320,455 as of June 30, 1994.

      Cash used in operations of $(561,036) for Fiscal 1995 compared to $(781,220) used in Fiscal 1994.

      The proceeds of Common Stock sales and short term debt were used primarily to fund $578,615 in operating losses, $337,718 in capital expenditures, and $1,967,502 for the acquisitions of Allied.

      The Company has a $1,150,000 line of credit which expires in October 1995. Under the terms of the line of credit the Company can borrow against its eligible accounts receivable, as defined, up to $1,150,000. As of June 30, 1995 eligible accounts receivable were approximately $2,195,000. The Company has been in technical default of its line of credit from time to time. The bank has waived these defaults and has agreed to forebear any action under the credit agreement until October 31, 1995.

      The Company has incurred significant operating losses in each of the three years in the period ended June 30, 1995, has a consolidated working capital deficit of approximately $434,000, and has a consolidated accumulated deficit of $4,620,000.

      Management has received a firm commitment for new financing which will provide $1,500,000 of new common equity, a one-year, convertible loan amounting to $1,500,000 bearing interest at 11.5%, and a new line of credit of up to $3,000,000. The number of shares of Company Common Stock to be issued for cash or upon conversion will be based upon 65% of the bid price on the date of the transaction.

      The Note Payable - Allied as of June 30, 1995 was $1,105,058, of which $166,568 is current, and payable in cash or in Common Stock.

      During Fiscal 1995, the Company sold 6,764,000 shares of Common Stock to various investment groups in private placements. The proceeds of these transactions net of related costs were $2,563,799. In addition, the Company also collected $408,333 of Common Stock sale receivables in Fiscal 1995.

      As of June 30, 1995, the Company has $497,875 of subscriptions receivable from various investment groups.

      In Fiscal 1994, the Company (I) restructured its employee health coverage, capping the monthly premiums and adopted employee co-payments, which resulted in
                                       16
a savings of $129,000 annually; (ii) consolidated its liability insurance throughout the Company, resulting in approximately $100,000 in annual savings; and (iii) consolidated certain corporate staff functions, resulting in annual savings of $100,000.

      During Fiscal 1996, the Company expects to continue its organizational efficiency and cost reduction programs. Cost savings are expected to be obtained primarily through consolidation of facilities which will result in occupancy cost savings of approximately $60,000 per year. Further reduction in liability insurance through consolidation will yield savings of $80,000 next year. In addition, the Company expects to consolidate certain sales and administrative departments that will result in payroll savings of $100,000.

      Management believes the availability under the new financing package detailed above, the collection of stock subscriptions receivable, cost reduction programs and organizational efficiencies, will provide sufficient cash to meet its working capital and capital expenditure requirements through June 30, 1996.

      In order to implement its acquisition and growth strategy over the longer term, the Company will have significant capital requirements. The Company anticipates the future issuance of shares of its capital stock to fund portions of the purchase price for acquisitions. In addition, the Company may seek to raise additional capital through public or private debt or equity financing. The availability of these capital sources will depend upon prevailing market conditions, interest rates and the then existing financial position and results of operations of the Company. In the event that a public market for the Company's Common Stock does not continue with sufficient strength and liquidity, potential acquisition candidates may be unwilling to accept the Company's Common Stock as part of the consideration for the sale of their businesses. In such circumstances, the Company would be required to use more of its capital resources in order to continue its acquisition program. As a result, the timing, number and character of acquisitions over the longer term could be adversely affected.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------
      Consolidated Financial Statements and supplementary financial information specified by this Item 8. are presented following Item 14 in Part IV of this report.

Item 9. Changes  in  and   Disagreements  with  Accountants  or  Accounting  and
        ------------------------------------------------------------------------
        Financial Disclosure.
        --------------------
      The Company is in the process of engaging SEC qualified Certified Public Accountants to audit the Company's Fiscal 1996 financial statements. The decision to change accountants was approved by the Company's Board of Directors. Management prepared the unaudited financial statements attached to this report. At no time were there any disagreements with the prior accountants, BDO Seidman, LLP, on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures.

                                    PART III

Item 10.  Directors and Executive Officers of the Company.
          -----------------------------------------------

      As a result of the reverse acquisition of June 28, 1996 between the Company and Phoenix, the Prior members of the Board of Directors, other than David R. Stith, resigned and the following new members were elected.

      The executive officers, directors and key personnel of the Company are as follows:

      Name                    Age         Positions held with the Company
      ----                    ---         -------------------------------
Karl Schwab                   31          Chairman, President and Director
Roger Imperial                57          Director
David R. Stith                69          Director
George Weast                  63          Chief Financial Officer, Assistant
                                            Secretary And Director
Charles C. Chillingworth      53          Director and General Counsel

      Biographies of the directors, executive officers, and key personnel of the Company are set forth below. All directors hold office until the next annual stockholders' meeting and until their successors have been elected and qualified or until their death, resignation, retirement, removal or disqualification. Vacancies in the existing Board are filled by majority vote of the remaining directors. Officers of the Company serve at the will of the Board of Directors. current executive officers of the Company have employment contracts ending in 1996.

      No Director, Officer or affiliate of the Company is an adverse party to the Company or any of its subsidiaries in any material proceeding.

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

      KARL SCHWAB has been Chairman, President and Director of the Company since June 28, 1996. In addition, from 1986 to the present, Mr. Schwab has been President and founder of Phoenix Wrecking Corporation. Phoenix Wrecking Corporation, a company specializing in the demolition of large buildings and factories throughout the United States, expects revenue in excess of fifteen million dollars during the fiscal year 1996. Major clients of Phoenix Wrecking Corporation include Cargill, Con Edison and U.S. Steel. During 1985 and 1986, Mr. Schwab served as Vice President of Cuyahoga Wrecking and was the Project Manager responsible for overseeing numerous demolition sites. Mr. Schwab received his B.S. degree in Finance from Iona College in 1986. Mr. Schwab receives a salary of $75,000 from the Company.

      ROGER A. IMPERIAL has been a Director since June 28, 1996. Mr. Imperial is Vice Chairman of Acordia Northeast/New York Region and Chairman of Arordia's National Construction Committee. Acordia produces, manages and oversees large commercial accounts. Mr. Imperial's areas of expertise are in development and implementation of national property/casualty programs. Mr. Imperial received a B.A. degree from St. John's University and an LLB from St. John's University School of Law. He is a licensed insurance broker in the State of New York and has served on the Board of Trustees of the New Jersey Highway Authority and was appointed by the Governor of New York as special counsel to the Joint Legislative Committee on Rates and Regulations. He has appeared before panels studying tort reform liability as it applies to the insurance industry and is a member of the Board of Trustees of Catholic Charities of NYC, Nursing Home Division. Mr. Imperial receives no salary from the Company.

      DAVID R. STITH became a Director of Global on November 1, 1991, and of the Company on November 25, 1991. Mr. Stith founded Underwsater Technics in 1967 and has served as its Chairman and President since such date. Mr. Sith led the crew that cleaned up the major oil spills from the tankers the "Elias", the "Mellon", and the "Athos". Mr. Stith was also involved in underwater testing for the National Aeronautics and Space Administration, and led the cred that dove for sunken treasure on the Spanish Gallon "San Jose" which sank off Columbia in 1708.

      GEORGE E. WEAST is Chief Financial Officer, Assistant Secretary and Director. Mr. Weast has been President and Co-Founder of Washington Capital Corporation, formerly Washington Financial Services, Inc., since 1990. Washington Capital provides investment banking and commercial lending services to corporations and institutional clients. The company has established relationships with major banks, insurance companies, venture capital firms, trust funds, pension funds, finance companies and private lending groups. Mr. Weast has successfully syndicatd real estate and equipment leasing programs to the investment banking community. Additionally, Mr. Weast serves as a financial consultant to several banks, a major investment banking house and fixed income money manager. Mr. Weast receives a salary of $75,000 from the Company.

      CHARLES C. CHILLINGWORTH, General Counsel. Mr. Chillingworth has practiced law in Palm Beach County, Florida, for 24 years, specializing in litigation. He is a member of the Trial Bar of the U.S. Court for the Southern District of Florida, and the Bars of the U.S. Courts of Appeal of the Fifth and Eleventh Circuits. He has been Certified by The Florida Bar as a Civil Trial Lawyer for thirteen years, and served on the Continuing Legal Education Committee of The Florida Bar for three years. He is a member of the Academy of Florida Trial
Lawyers and the Attorneys' Title Insurance Fund. He has served as General Counsel to the South Indian River Water Control District for seventeen years, and has been general and special counsel to several other water control and community development districts in Florida, and, as such, has been instrumental in the issuance of many millions of dollars of improvement bonds. He is President and General Counsel of a number of investment companies holding shopping centers and pasture land in Florida. He received his B.A. and J.D. degrees from the University of Florida. He served in the U.S. Army as a Field Artillery Battery Commander and in the Florida Army National Guard as an Infantry Company Commander. He will be paid fees for his services as General Counsel, but will receive no salary from the Company.

Item 11.  Executive Compensation.
          ----------------------

      The following table sets forth the cash compensation earned during the last fiscal year by the Company's chief executive officer and each of the Company's executive officers whose aggregate annual salary and bonus exceeded $100,000 for the fiscal year ended June 30, 1996. (the "named executive officers"). Of those individuals listed below only Karl Schwab remains on the Board of Directors of the Company. The Company became a reporting company under the Securities Exchange Act of 1934 on July 29, 1992, the effective date of its Registration Statement on Form 8-A.

      Directors who are also officers of the Company receive no remuneration for their services as Directors, other than reimbursement of expenses incurred in connection with such service. It is the current policy of the Company not to pay Director's fees or other forms of remuneration to Directors who are not officers of the Company, other than reimbursement of expenses incurred in connection with such service as a Director.

                                   SUMMARY COMPENSATION TABLE
                                   --------------------------

                                                              | Long-Term Compensation
                                                              |  ----------------------------------
                                   Annual Compensation        |     Awards               |   Payouts |
                              ------------------------------- | ------------------------ |  -------- |
         (a)            (b)      (c)      (d)       (e)       |    (f)          (g)      |    (h)    |   (I)
                                                              |                          |           |
                                                   Other      |                          |           |
       Name and                                    Annual     | Restricted    Securities |           |   All
       Principal                                  Compensa-   |   Stock       underlying |    LTIP   |  Other
       Position         Year  Salary($)   Bonus($) tion($)(3) | Award(s)($)   Options/   | Payouts($)| Compen-
                                                              |                 SARs(#)  |           | sation($)(3)
      Karl Schwab       1996   $75,000

 Thomas D. Lewis, Sr.   1996
Chairman of the Board,  1995   178,345                                        100,000
   Chief Executive      1994   29,920                                         135,000
      Officer(1)

Aubrey L. Pettit, Jr.   1996
  President, General    1995   163,081                                        100,000
Counsel and Secretary   1994   155,110                                        64,000

    Peter V. White      1996
    Executive Vice      1995   163,081                                           0
      President,        1994   167,938                                        67,500
   Chief Financial
       Officer,
   and Treasurer(2)

    David R. Stith      1996
    Vice Chairman;      1995   150,500    10,313                                 0
President, Underwater   1994   150,000                                           0
    Technics, Inc.

------------------
(1) From July 1, 1992 to April 20, 1994, Mr. Lewis served as a consultant to the Company, at an annual consulting fee of $175,000 per annum.
(2) From June 1, 1992 to April 20, 1994, Mr. White also served as Chairman and Chief Executive Officer of the Company. Mr. White resigned all positions with the Company as of June 30, 1995.
(3) For the fiscal year ended June 30, 1995, no bonuses, long term compensation, stock grants or other compensation were awarded, paid or accrued on behalf of the named executive officers. None of the named executive officers received perquisites and other personal benefits in excess of the lesser of (I) $50,000, or (ii) ten percent of their total salaries and bonuses. In Fiscal 1995, Mr. Lewis and Mr. Pettit each received stock options for 100,000 shares at an option price of $.34 per share.
(4) All of the above Officers and Directors othar than Karl Schwab and David Stith have resigned as result of the June 28, 19986, reverse acquisition with Phoenix.

The Company has discontinued the Senior Management Incentive Compensation Plan and an Equity Incentive Plan described below as of June 28, 1996. During the Company's fiscal year ended June 30, 1996, no awards were made or accrued under the Incentive Compensation Plan; and no options were issued under the Equity Incentive Plan.

      The following table sets forth information concerning grants of stock options during the fiscal year ended June 30, 1996, to the named executive officers.

                      OPTION/SAR/GRANTS IN LAST FISCAL YEAR
                 ----------------------------------------------

      1,152,660 Options were granted, canceled or forfeited.

      The following table sets forth information concerning the exercise of options to purchase the Company's Common Stock by the named executive officers during the fiscal year ended June 30, 1996 as well as the number of securities underlying unexercised options and potential value of unexercised options as of June 30, 1996.

                    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FISCAL YEAR-END OPTION/SAR VALUES(1)

                                                   Number of           Value of
                                                   Securities      Unexercised In-
                                                   Underlying         the-Money
                                                Options/SARs at    Options/SARs at
                          Shares                  Fiscal Year-       Fiscal Year-
                     Acquired on     Value          End(#)             End($)
                     Exercise(#)   Realized($)    Exercisable/       Exercisable/
                                                Unexercisable(2)   Unexercisable(3)
                     -----------   ----------   ----------------   ----------------
Thomas D. Lewis, Sr.    0             0            235,000/0            $1,500
Aubrey L. Pettit, Jr.   0             0            164,000/0            $1,500
Peter V. White          0             0             67,500/0             0/0

------------------
(1)All amounts represent stock options. No SARs or SARs granted in tandem with stock options were granted in Fiscal 1996.
(2)All options were exercisable as of the date of grant.
(3)At June 30, 1996, the Closing Bid and Asked price of the Company's Common Stock was $11/32 and $13/32, respectively.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

      The following table sets forth the number and percentage of the Company's shares of Common Stock owned of record and beneficially by (a) each person or entity owning more than five percent of such shares, (b) each executive officer and director, and (c) all executive officers and directors as a group, as of June 30, 1996.

Name and Address(1)(2)              Number of Shares Owned          Percentage
----------------------              ----------------------          ----------
Northeast Surety Service Inc.             3,415,000                       30%
37-61 39th Street,
Long Island City,
New York, 11101

      On July 3, 1996,  as a direct  result of the  transactions  referred to in
Item 1 above Karl Schwab, principal Shareholder of Northeast Surety Service Inc., became a "control Person" of the Registrant as that term is defined in the Securities Act of 1933, as amended. Mr. Schwab's status as a control person arises from the issuance of 4,000,000 shares of the Registrant's common stock (approximately 565 of the total issued and outstanding Common Shares) to Northeast Surety Service Inc. Additionally with the consummation of the transaction referred to in Item 1, all prior directors and Board Members resigned as directors of the Registrant.

Item 13.  Certain Relationships.
          ---------------------
Not Applicable.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
          ---------------------------------------------------------------

      (a)   1.    All financial statements - see index to Consolidated Financial
                  Statements and Schedule on page 23.
            2.    Financial  statement  schedule -  see  index  to  Consolidated
                  Financial Statements and Schedule on page 23.
            3.    Exhibits - see exhibit on page 44.

      Schedules not included are omitted because they are not applicable, or are not required, or the information is shown in the Consolidated Financial Statements or the Notes thereto.

      (b) The following Current Reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the last quarter of the period covered by this Annual Report on Form 10-K:

            (i)Current Report on Form 8-K dated June 30, 1995.
            (ii)Current Report on Form 8-K dated July 11, 1996.
            (iii)Current Report on Form 8-K dated July 18, 1996.

                 GLOBAL SPILL MANAGEMENT, INC. AND SUBSIDIARIES
                 ----------------------------------------------


             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
             -------------------------------------------------------


                                                                           Page
                                                                           ----

Consolidated Balance Sheets (Unaudited)                                      24

Consolidated Statements of Operations (Unaudited)                            25

Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)        26

Consolidated Statements of Cash Flows (Unaudited)                            27

Notes to Consolidated Financial Statements                                   28

Supplemental Schedule                                                        --

                 GLOBAL SPILL MANAGEMENT, INC. AND SUBSIDIARIES
                                      UNAUDITED
                             CONSOLIDATED BALANCE SHEETS
                             -------------------------
                                                               JUNE 30
                                                              -------
                                                        1996            1995
                                                    -----------     ----------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                        $     62,000    $   183,567
  Accounts receivable, net of allowance
   for  doubtful accounts of $0 in 1996                    --        3,961,615
   and $301,532 in 1995
  Inventories                                              --          114,230
  Notes receivable                                       90,000         90,000
  Other current assets                                    4,000        451,417
                                                    -----------     ----------
   Total current assets                                 156,000      4,800,829

PROPERTY AND EQUIPMENT:  net of
  accumulated depreciation of $24,000 in
  1996 and $1,025,620 in 1995                            38,000      1,195,097
GOODWILL - Net of accumulated amortization
  of $177,500 in 1995                                      --        4,581,122

INVESTMENT IN UNCONSOLIDATED                         21,750,000           --
SUBSIDIARY

OTHER ASSETS                                             51,000        179,531

NOTE RECEIVABLE - RELATED PARTIES                          --          169,970
                                                    -----------     ----------
       Total Assets                                $ 21,995,000    $10,926,549
                                                    ===========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Line of credit                                   $     50,000    $ 1,080,000
  Advances from Stockholders                             94,000           --
  Current portion of long-term debt                      27,000        234,919
  Accounts payable                                      519,000      3,381,881
  Accrued income taxes                                     --            3,217
  Accrued payroll and bonuses                              --           67,410
  Other accrued expenses                                162,000        300,356
  Current portion of notes payable                         --          166,568
   -related parties
                                                    -----------     ----------
       Total current liabilities                        852,000      5,234,351

 LONG-TERM DEBT                                         100,000        509,287

 DEFERRED TAXES                                            --           14,197

 NOTES PAYABLE - RELATED PARTIES                           --          988,490

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value, authorized
    5,0000,000 shares, none issued                         --             --
   Common Stock, $.001 par value, authorized
    25,000,000 shares, issued and outstanding -
    7,366,468 shares in 1996 and 532,463 shares
    in 1995                                              25,000         15,974

   Additional paid-in capital                        34,885,000      9,282,609
   Accumulated deficit                              (13,667,000)   ( 4,620,484)
                                                    -----------     ----------
                                                     21,243,000      4,678,099
    Subscriptions Receivable                        (   200,000)   (   497,875)
                                                    -----------     ----------
    Total stockholders' equity                       21,043,000      4,180,224
                                                    -----------     ----------
      Total Liabilities and Stockholders' Equity   $ 21,995,000    $10,926,549
                                                    ===========     ==========
        The Accompanying Notes are an Integral Part of These Statements
                                      24

                 GLOBAL SPILL MANAGEMENT, INC. AND SUBSIDIARIES
                                    UNAUDITED
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Year Ended June 30
-------------------------------------------------------------------------------------------
                                                    1996            1995            1994
                                               ------------    ------------    ------------
REVENUES:
    Service                                    $       --      $ 18,267,164    $  8,417,642
    Product                                            --           950,031       2,347,405
                                               ------------    ------------    ------------
                                                       --        19,217,195      10,765,047
                                               ------------    ------------    ------------
COST OR REVENUES:
    Service                                            --        13,805,189       6,182,680
    Product                                            --           728,234       1,613,339
                                               ------------    ------------    ------------
                                                       --        14,533,423       7,769,019
                                               ------------    ------------    ------------
    Gross profit                                       --         4,683,772       2,969,028

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                       1,668,000       5,578,054       4,303,750
                                               ------------    ------------    ------------
Operating (loss)                                 (1,668,000)       (894,282)     (1,334,722)

OTHER INCOME (EXPENSE):
    Interest Expense                                   --          (287,726)       (148,946)
    Other net                                          --              (615)        167,843
    Gain (loss) on Sale of Subsidiaries          (5,666,000)           --           202,259
    (Loss) on Investment and Note Receivable           --          (260,000)           --
                                               ------------    ------------    ------------
    (Loss) from continuing operations
       before income taxes and cumulative
    effect of change in accounting principle     (7,334,000)     (1,442,623)     (1,113,566)

(Loss) from Discontinued Operations
    (Loss) from Operations                         (325,000)           --              --
    Writedown of Goodwill                        (1,328,000)           --              --

INCOME TAX BENEFIT (EXPENSE)                           --            15,516         (16,612)
                                               ------------    ------------    ------------
(Loss) before cumulative effect of change in
    in accounting principle                      (9,047,000)     (1,427,107)     (1,130,178)

CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                               --              --           169,596
                                               ------------    ------------    ------------
NET (LOSS)                                     $ (9,047,000)   $ (1,427,107)   $   (960,582)
                                               ============    ============    ============
INCOME (LOSS PER SHARE BEFORE
    CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE                    $     (15.03)   $       (.12)   $       (.14)
                                               ------------    ------------    ------------
CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                --      $       --      $        .02
                                               ------------    ------------    ------------
NET (LOSS) PER SHARE - CONTINUING
    OPERATIONS                                 $     (12.18)   $       (.12)   $       (.12)
                                               ============    ============    ============
NET (LOSS) PER SHARE -
    DISCONTINUED OPERATIONS                    $      (2.85)           --              --
                                               ============    ============    ============
SHARES USED IN COMPUTING NET LOSS
    PER SHARE                                       602,009      11,654,137       8,170,145
                                               ============    ============    ============

        The accompanying notes are an integral part of these statements.
                                            25

                GLOBAL SPILL MANAGEMENT, INC. AND SUBSIDIARIES
                 ----------------------------------------------

                                    UNAUDITED
                                    ---------

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
            --------------------------------------------------------

                                                           Additional       Retained   Receivables for
                                              Common          Paid in       Earnings      Common Stock
                                               Stock          Capital       (Deficit)        Sold
                                         ------------    ------------    ------------    ------------
BALANCE, JUNE 30, 1994                   $      9,000    $  6,865,000    $ (3,193,000)   $       --

Spin-off of Acme                               (1,000)     (1,263,000)           --              --
Acquisition of Land N Sea                         400          50,000            --              --
Exercise of Options                               100          50,000            --              --
Exercise of Warrants                              100          50,000            --              --
Issuances for Payment of Services                 600         125,000            --              --
Common Stock issued through
   Private Placements                           6,800       2,954,000            --          (448,000)
Common Stock issued to employees
  through employee stock purchase plan           --             2,000            --              --
Net Loss                                         --              --        (1,427,000)
                                         ------------    ------------    ------------    ------------
BALANCE, JUNE 30, 1995                   $     16,000    $  9,283,000    $ (4,620,000    $   (498,000)
                                         ============    ============    ============    ============

Persuant to Earnouts of Environmental             500         232,000            --              --
   Disposal Options Corporation
Persuant to Earnout of Land N Sea                 100          64,000            --              --
Common Stock Issued Through Senior                100          56,000            --              --
   Management Incentive Compensation
   Plan
Sales of Subsidiaries                            --         3,111,000            --              --
Acquisition of Phoenix Wrecking                 6,000      21,774,000
   Corporation

Common Stock issued through Private             2,300         365,000            --          (298,000)

Net Loss                                         --              --        (9,047,000)           --
                                         ------------    ------------    ------------    ------------

BALANCE, JUNE 30, 1996                   $     25,000    $ 34,885,000    $(13,667,000)   $   (200,000)
                                         ============    ============    ============    ============










        The accompanying notes are an integral part of these statements.

                 GLOBAL SPILL MANAGEMENT, INC. AND SUBSIDIARIES
                                   UNAUDITED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year Ended June 30
                                                                                 ------------------
                                                                        1996              1995           1994
                                                                  --------------     ------------    ------------
CASH FLOW'S FROM OPERATING ACTIVITIES:
  Net (loss)                                                      $ (9,047,000)      $ (1,427,107)   $ (  960,582)
  Adjustments to reconcile net (loss) to net cash provided by
  (used in) operating activities -
     Depreciation and amortization                                     688,000            495,157         415,426
     Write down of Goodwill                                          1,601,000               -               -
     Loss on sale of subsidiaries                                    5,666,000               -               -
     Issuance of common stock for services rendered                   ( 56,000)           125,063            -
     Gain on sale of AIMS                                                 -                  -          (  202,259)
     Loss on investment and note receivable                               -               260,000             -
     Cumulative effect of change in accounting principle                  -                  -          (  169,596)
     (Gain) loss on sale of assets, net                                   -                13,394       (   72,785)
     Provision for doubtful accounts                                 ( 301,000)            42,226             -
     (Increase) decrease in assets-
       Accounts receivable                                           4,263,000             17,339          568,833
       Inventories                                                     114,000             39,481           78,086
       Prepaid expenses and other assets                               473,000         (    4,646)      (   47,926)
     Increase (decrease) in liabilities-
       Accounts payable                                             (2,850,000)        (   47,412)      (    9,875)
       Accrued expenses and other current liabilities               (  209,000)        (   74,591)      (  380,542)
                                                                  ------------       ------------     ------------
          Net cash from (used in) operating activities                 342,000         (  561,036)      (  781,220)
                                                                  ------------       ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                             (   16,000)        (  337,718)       ( 319,300)
  Proceeds from sale and disposal of equipment                         859,000             86,132           75,720
  Decrease in amount due from related parties                             -                11,898           80,000
  (Increase) decrease in amount due to related parties                    -                  -           ( 144,042)
  (Increase) decrease in other assets                                     -                  -           (  30,644)
  Cash balance of subsidiary at date of sale                              -            (  232,961)       ( 235,366)
  Acquisitions                                                      (   25,000)        (2,275,583)          37,913
                                                                  ------------      -------------     ------------
          Net cash from (used in) investing activities)                818,000        ( 2,748,232)      (  535,719)
                                                                  ------------       -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of deferred equity financing costs                             -           (    20,477)      (  118,157)
  Borrowings (repayments) on line of credit, net                   ( 1,030,000)           502,792       (  393,986)
  Borrowings (repayments) from related parties                          47,000               -              30,588
  Proceeds from long-term debt                                         128,000            321,404             -
  Repayments of long-term debt                                     (   758,000)       (   449,121)      (  156,104)
  Issuance of common stock, net of expenses                            175,000        ( 2,563,799)      (  519,714
  Payments on common stock receivable, net of expenses                 156,000            408,333             -
                                                                  ------------       ------------      -----------
          Net cash provided by (used in) financing activities      ( 1,282,000)         3,362,730       (  117,945)
                                                                  ------------        -----------      -----------

NET INCREASE (DECREASE) IN CASH                                    (   122,000)            17,462       (1,434,884)
                                                                  ------------       -------------     ------------
CASH AND CASH  EQUIVALENTS, BEGINNING OF YEAR                          184,000            166,105        1,600,989
                                                                  ------------        ------------     ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                            $     62,000        $   183,567      $   166,105
                                                                  ============        ===========      ============


                The accompanying notes are an integral part of these   statements


                 GLOBAL SPILL MANAGEMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.    ORGANIZATION AND BASIS OF PRESENTATION:
      --------------------------------------
Background
----------
      Global Spill Management, Inc. ("Global") was incorporated in June 1991, to acquire, operate and develop environmental contracting and consulting companies and related businesses. Global merged into Happy Mergers, Inc., a Nevada corporation ("Happy Mergers"), on November 25, 1991 and the name was changed to Global. (Hereinafter, the "Company" shall refer to Global Spill Management, Inc., a Nevada corporation, the surviving entity after the merger of Global into Happy Mergers).

      Thereafter,  on June 28, 1996, the Company,  in order to repay the primary lender to which the Company had defaulted, sold all of its operating subsidiaries: Specifically, Land N Sea Environmental Services, Inc., Allied Environmental Services, Inc., Allied Environmental Services, West, Inc., GSM Environmental, Inc., Global Environmental, Inc., and Professional Pipe Services Corporation. All proceeds were utilized to pay existing debt held by the primary lender.

      Simultaneously, on June 28, 1996, the Company, pursuant to a unanimous vote of the Board of Directors, acquired, in exchange for 6,000,000 Shares of its Common Stock, all of the issued and outstanding Common Shares of Phoenix Wrecking Corporation from Phoenix's existing Shareholders. Phoenix is a solid waste management, environmental abatement and specialty contracting company focusing on, site and facility remediation. The 6,000,000 Shares represented approximately 90% of the total issued and outstanding Common Shares of Global issued on July 10, 1996. Concurrent with the acquisition of Phoenix, two of the five directors and the President (CEO) of Global resigned and were replaced by the directors and the President of Phoenix.

Acquisitions and Sales of Subsidiaries Prior to June 28, 1996
-------------------------------------------------------------
      Global acquired Acme Containment Group, Inc. on November 15, 1991, and Underwater Technics, Inc. on December 11, 1991. The acquisition agreements contained certain provisions that would have allowed each subsidiary to be reacquired by their respective former stockholders. Accordingly, the total stockholders' equity of these two companies was classified as "Net Assets Subject to Unwind" through July 1992, when the former stockholders terminated their respective unwind provisions.

      The Company acquired all of the outstanding Common Stock of American Industrial Marine Services, Inc. ("AIMS") for 60,000 shares of the Company's Common Stock on February 9, 1993, effective as of February 1, 1993. In connection with the transaction, the Company entered into an employment agreement with AIMS' sole stockholder and president, which was terminated, effective August 16, 1993.

      The acquisition of AIMS has been accounted for as a combination of related party companies at historical cost in accordance with Staff Accounting Bulletin No. 48, Topic 5:G, since the largest shareholder of the Company was also a significant shareholder of AIMS until he sold his shares in AIMS to another AIMS shareholder in December 1992. Accordingly, as of February 1, 1993, the effective date of the acquisition of AIMS, the consolidated financial statements include the accounts of the Company and AIMS.

      On April 4, 1994, the Company sold all of the outstanding capital stock of AIMS to Omnicorp Limited ("Omni") for a $200,000 note receivable and 600,000 shares of Omni common stock valued by the Company at $150,000 which is included in other assets in the consolidated balance sheet at June 30, 1994. The Company was required to make a capital contribution of $200,000 in cash to AIMS prior to the consummation of the sale. The note receivable was originally due on September 30, 1994, bears an interest rate of prime plus 2.0% and is secured by a security interest in substantially all of the assets of AIMS. The Company has demand registration rights to register all such 600,000 shares of Omni Common Stock in a registration statement on Form S-3.
The sale of AIMS resulted in a gain of $202,259.

      In October 1994, the Company agreed, under certain conditions, to reduce the Omni note receivable from $200,000 to $110,000 and extend the maturity date from September 30, 1994 to April 30, 1995. In consideration for the reduction of the Omni note and extending the maturity date, Omni agreed, among other things, to convey to the Company a certain parcel of land on which the Company has a first mortgage. Omni was, as of June 30, 1995, and continues to be in default of the extended note, and Omni appears to not have the ability to meet the financial terms of that agreement. Also, its common stock has lost considerable value and it appears the Company may not be able to realize any proceeds from its investment. Accordingly, the Company has written off the balance of its note receivable and its investment in Omni common stock realizing a loss of $260,000 in the year ended June 30, 1995.

      Effective April 28, 1994 the Company acquired all of the outstanding common stock of Environmental Disposal Options Corporation ("EDOC") in exchange for 479,717 shares of the Company's Common Stock, valued at $1,137,239, plus an earnout. The earnout, payable in common stock, is equal to 2.5 times EDOC's earnings before income taxes for the calendar year ending December 31, 1994, divided by the market price of the Company's Common Stock at such time. The transaction was accounted for as a purchase and, accordingly, the results of operations of EDOC have been included in the Consolidated Statement of Operations, prospectively from the date of acquisition. The purchase price exceeded the fair value of EDOC's net assets by $1,175,100 which has been assigned to goodwill. EDOC specializes in laboratory chemical disposal, solvent recovery, and identification of unknown chemicals. On March 28, 1996, due to the lack of profitability and a shortage of working capital, the Company discontinued the operations of EDOCC. All of the assets of EDOCC were pledged as collateral to the Company's primary lender. Subsequently, on June 28, 1996, EDOC was forced into involuntary Chapter 7 Bankruptcy. As of that date, the investment in EDOCC of $934,592 was recorded in discontinued operations as a loss by the Company. The associated goodwill of $1,175,100 was also written off net of any amortization previously taken.

      Effective July 15, 1994 the Company acquired all of the outstanding Common Stock of Land N Sea Environmental Services, Inc. ("Land N Sea") in exchange for 423,729 shares of the Company's Common Stock, valued at $500,000. The transaction was accounted for as a purchase and, accordingly, the results of the operations of Land N Sea are included in the Consolidated Statement of Operations, prospectively from the date of acquisition. The purchase price exceeded the fair value of Land N Sea's net assets by $598,800 which was assigned to goodwill. Land N Sea is an environmental contracting company specializing in emergency spill response and recovery, residential spill clean-up, tank removals and environmental remediation. On June 28, 1996, the Company sold all of the issued and outstanding stock it owned of Land N Sea to the original founder for the sum of $75,000. This sum was paid to the primary lender which held a first lien in and to the assets of Land N Sea. As of that date, the Investment in Land N Sea of $911,562 was recorded in discontinued operations as a loss by the Company. The associated goodwill of $598,800 was also written off net of any amortization previously taken.
                                       29

      On October 1, 1994, the Company issued 650,000 of its Common Stock for all of the outstanding Common Stock of Professional Pipe Services Corporation ("Propipe"). Propipe inspects and repairs infrastructures including sanitary sewers, storm sewers and manholes. The transaction was accounted for as a pooling of interests and, accordingly, the Company's financial statements have been restated to include those of Propipe for the year ended June 30, 1994.

      On June 30, 1996, the Company sold the assets of Propipe to the original founder for $105,000 and the assumption of Propipe's liabilities. As of that date, the investment in Propipe of $679,039 was recorded in discontinued operations as a loss by the Company. The proceeds from the sale were remitted to the Company's primary lender.

      On December 1, 1994 the Company acquired all of the issued and outstanding Common Stock of Allied Environmental Services, Inc., Allied Mid- Atlantic, Inc., Allied Waste Management, Inc. and Allied Environmental Services West, Inc. (hereinafter collectively referred to as "Allied") for $3,072,560 payable $43,750 in cash, $1,956,250 in short term notes, bearing interest at 8.5%, of which $1,923,752 was paid prior to June 30, 1995 with the remaining balance of $32,498 paid in July 1995 and $1,072,560 in an eight year note bearing interest at a rate of 2% above the WSJ published prime rate, payable, at the election of the Company, in either cash or shares of its Common Stock. This transaction was accounted for as a purchase and, accordingly, the results of operations of Allied are included in the Consolidated Statement of Operations, prospectively from the date of acquisition. The purchase price exceeded the fair value of Allied's net assets by $2,984,800 which was assigned to goodwill. Allied arranges for the transportation and disposal of contaminated soil. On June 28, 1996, the Company effected the sale of all of the assets of Allied in consideration for the assumption by the purchaser of substantially all of the liabilities of Allied, as well as the payment of $700,00 worth of the purchaser's Stock. This Stock was sold contemporaneously at closing at a private sale with the cash proceeds utilized to pay the Company's primary lender which held a first lien in and to the assets of the Allied Companies. As of June 30, 1996, the investment in Allied of $940,133 net of proceeds was recorded in discontinued operations as a loss by the Company. The associated goodwill of $2,984,800 was also written off net of any amortization previously taken.

      On December 22, 1994, the Company spun-off its wholly owned subsidiary, Acme Containment Group, Inc. ("Acme") to its original stockholders ("Stockholders"), pursuant to an Agreement and Plan of Corporation Separation ("Agreement"). Pursuant to the Agreement, Stockholders exchanged 1,100,000 shares of the Company's Common Stock for all of the issued and outstanding stock of Acme. The transaction was accounted for as a tax free spin-off under Section 355 of the Internal Revenue Code of 1986. On December 22, 1994 the Company canceled the 1,100,000 shares of its Common Stock it exchanged pursuant to the agreement. The Company accounted for this transaction as an acquisition, and concurrent retirement of treasury shares, and recorded the transaction at the book value of the net assets transferred.

      On June 28, 1996, the Company sold all of its issued and outstanding Shares of Stock of GSM Environmental, Inc. and Global Environmental, Inc. to its outgoing Chairman of the Board. As part of this transaction, the Purchaser paid $100,000 to the Company's primary lender which maintained a first priority lien in and to the assets of GSM Environmental, Inc. and Global Environmental, Inc., and additionally executed a note in favor of the same lien holder for $100,000, which note can be discounted to $50,000 if such payment is made within ninety days of June 28, 1996. Such payment was made prior to September 30, 1996, and the $100,000 note was canceled.

Acquisition of Subsidiaries Subsequent to June 30, 1996
-------------------------------------------------------

      On June 28, 1996, the Company, pursuant to a unanimous vote of the Board of Directors, acquired, in exchange for 6,000,000 Shares of its Common Stock issued on July 10, 1996, all of the issued and outstanding Common Shares of Phoenix Wrecking Corporation from Phoenix's existing Shareholders. A summary of Phoenix's Financial condition as of June 30, 1996, and statement of operations for the year then ended is indicated in the chart below.

15.   Subsequent Events:
      -----------------
      On July 15, 1996, the Company, in exchange for $500,000 and a note for $2,700,000, acquired all of the issued and outstanding of Recycling Unlimited, Inc., a company whose primary line of business is the recycling of demolitioned concrete matter and subsequent sale to the construction industry for use in foundations of roads, buildings and other structures. The note, payable by the Company, includes monthly payments of principle and interest of $30,000. Interest is at 10%. The note carries a balloon payment due July 15, 2001.

                          Phoenix Wrecking Corporation
                             Unaudited Balance Sheet
                        For the Year Ended June 30, 1996

ASSETS

   Current Assets:
     Cash                                                     $    36,768
     Marketable Commodities                                     2,383,000
     Accounts receivable, net allowance
       For doubtful accounts of $108,624                        2,063,872
     Unbilled Receivables (see note)                              513,000

   Total Current Assets                                       $ 4,996,640

   Fixed Assets:
     Land & Building                                              540,000
     Machinery & Equipment (Net of Depreciation)                1,031,452
     Equipment under capital leases                               295,457
     Small Tools                                                  165,325
                                                              -----------

   Total Fixed Assets                                           2,032,234

   Notes Receivable (see note)                                  1,920,000
   Prepaid Rent (see note)                                      1,413,999
                                                              -----------

TOTAL ASSETS                                                  $10,362,873
                                                              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

   Liabilities:

     Current Liabilities:

       Accounts Payable - Trade                               $   457,750
       Notes Payable                                              328,620
       Leases Payable                                             185,762
       Corporate Income Tax Payable                               262,454
       Payroll Taxes                                              527,650
                                                              -----------
     Total Current Liabilities                                $ 1,762,236

     Subordinate Debt/Begonia Corp. (See Note)                  1,128,362

     Total Liabilities                                        $ 2,890,598

   Shareholders' Equity
     Capital Stock                                                350,000
     Retained Earnings                                          7,122,275

   Total Shareholders' Equity                                 $ 7,472,275
                                                              -----------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                      $10,362,873
                                                              ===========

                         Phoenix Wrecking Corporation
                                  Unaudited
                  Statement of Income and Retained Earnings
                       For the Year Ended June 30, 1996


REVENUE                                                        $ 9,247,631
LESS:
Cost of Revenue                                                  6,324,638
                                                               -----------
GROSS PROFIT                                                     2,922,993

General & Administrative Expense                                 1,126,392
                                                               -----------
INCOME BEFORE TAXES                                              1,796,601
Provision For Income Taxes                                        -262,454
                                                               -----------
NET INCOME                                                       1,534,147

Retained Earnings 6/30/95                                        5,588,128
                                                               -----------
Retained Earnings 6/30/96                                        7,122,275
                                                               ===========
NOTES TO FINANCIAL STATEMENTS

NOTE 1.  MARKETABLE COMMODITIES:

Marketable Commodities consists primarily of scrap steel recorded at its listed value as per the Wall Street Journal as of the date received.

NOTE 2.  UNBILLED RECEIVABLES:

Company incurs payroll and related expenses on contracts prior to billing customers. Management estimates this to be $513,000.

NOTE 3.  NOTES RECEIVABLE:

The Company has lent or taken for work performed, notes from three companies that management is confident of collection. The notes mature in 3 years from January 1, 1996 and bear an interest rate of 10% per annum. The notes are interest only during the term, paid semi-annually, but can be paid earlier at the debtors option.

NOTE 4.  PREPAID RENT:

The National Railroad Passenger Association, (AMTRAK), entered into an agreement with the Company in October 1993 wherein they agreed to exchange remedial services for prepaid rent credit through October 1, 1999. The Authority valued this rent at $404,000 per year. The property is comprised of 8 acres located at 37-61 39th Street, Long Island City, New York, 11101. The property is at the foot of the 59th Street Bridge and has a 6,000-foot office building on the premises.

NOTE 5.  SUBORDINATED DEBT - BEGONIA CORP.

The Begonia Corporation has loaned Phoenix Wrecking Corporation $1,128,362 on a subordinated basis as of March 31, 1996.

The 3 year note is payable interest-only in arrears annually. The note is dated August 10, 1995. The entire principal is due in August 1998.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
      ------------------------------------------
Investment in Subsidiaries
--------------------------
      The accompanying Financial Statements include the accounts of Global Spill Management, Inc. at June 30, 1996. At June 30, 1995, and June 30, 1994,and for the years then ended, the accounts of Global Spill Management, Inc., giving effect to the divestiture of operating subsidiaries on the acquisition of Phoenix Wrecking Corp., on July 10, 1996 (See footnote hereto) and its then wholly owned subsidiaries, after elimination of all significant intercompany balances and transactions, have been presented on a consolidated basis.

Income Taxes
------------
      In 1994, the Company adopted Statement of Financial Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires a change form the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under the SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferred method, deferred taxes were recognized using the tax rate applicable to the year of the calculation and were not adjusted for subsequent changes in tax rates. Corporate tax returns for the years ending June 30, 1996, and June 30, 1995, have not been filed to date.

Environmental Expenditures
--------------------------
      Environmental expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenues, were charged to expense. Liabilities were recorded when environmental assessments and/or cleanups are probable, and the costs were reasonably estimated. Generally, the timing of these accruals coincides with the Company's commitment to a formal plan of action.

Revenue Recognition
-------------------
      Service revenues were recognized as the services were performed. Such revenues also include the cost of services subcontracted to third parties that are reimbursed to the Company by its customers. Product revenues are recognized when the products are shipped.

Net Income (Loss) Per Share
---------------------------
      The Loss Per Common Share is computed by dividing the loss applicable to Common Stock by the weighted average number of common shares outstanding and common stock equivalents, if dilutive. For the years ended June 30, 1996, 1995 and 1994, the outstanding warrants and options and the subordinated debenture were excluded from the computation because their effect was antidilutive.

3.    NOTES RECEIVABLE:
      ----------------
On April 4, 1994, the Company sold all of the outstanding capital stock of
AIMS to Omni for a $200,000 note receivable and 600,000 shares of Omni stock. The note receivable was due on September 30, 1994, bears interest at prime plus 2.0% and is secured by a security interest in substantially all of the assets of AIMS. As discussed in Note 1 to the consolidated financial statements, Omni is in default of the note and the Company accordingly has taken a loss of $110,000 in the year ended June 30, 1995.
                                       34

      As of June 30, 1996, the Note remains unpaid. The Company is in the process of foreclosing on the real estate, established as security for the Note. The real estate has a fair market value substantially greater than the loan balance and, therefore, no allowance for uncollectible amounts has been established at June 30, 1996.

4.    PROPERTY, PLANT AND EQUIPMENT

                                          June 30, 1996           June 30, 1995
                                          -------------           -------------
Land                                         $        -              $   26,794
Building and Improvements                             -                 443,354
Machinery and Equipment                          41,000               1,675,824
Furniture and Fixtures                           21,000                  74,745
                                             ----------             ----------
                                                 62,000               2,220,717

Less Accumulated
 Depreciation
                                               (24,000)             (1,025,620)
                                             ----------             -----------
Property, Plant and Equipment,
Net                                          $   38,000             $1,195,097
                                             ==========             ==========

        Property and equipment are stated at cost. Depreciation is computed primarily on a straight-line basis using the following estimated useful lives:

Building and improvements       10 to 30 years
Machinery and equipment          5 to  7 years
Furniture and fixtures           5 years

        Assets under capital lease are amortized over the shorter of the life of the lease or the useful life of the asset.

        Depreciation expense for fiscal 1996, 1995 and 1994 was $30,100, $317,700, and $389,900, respectively.

        Expenditures for repairs and maintenance are charged to expense as incurred and were $450, $105,200, and $148,000 in fiscal 1996, 1995 and 1994, respectively.

5.      LINES OF CREDIT:

        The Company had a $1,150,000 line of credit with a commercial bank that expired on October 31, 1995.

        On December 29, 1995, the Company negotiated an increase in this line of credit to $1,350,000 and extended the maturity date to January 31, 1996. A condition to extending the line of credit required the Company to obtain by January 15, 1996, a commitment letter from another lender sufficient to payoff the bank(such commitment was not obtainable). Due to an unexpected drop in business and, therefore, eligible accounts receivable, the Company lacked sufficient collateral to repay the $1,350,000 owed to the lender. On April 25, 1996, the Company entered into a forbearance agreement with the commercial bank, extending the line of credit to May 31, 1996.

        Subsequently, the Company was unable to fulfill the terms of the forbearance agreement and consequently negotiated with the primary lender a workout arrangement whereby the Company would sell its subsidiaries, utilizing any proceeds received to reduce the line of credit. At June 30, 1996, the line of credit had been satisfied with proceeds received from the sales of the subsidiaries. (See Footnote 1 hereto).

        The interest rate on the line of credit balance outstanding at June 30, 1995 and 1994 was 11.00% and 8.50%, respectively. Based on month end balances during fiscal 1996, 1995 and 1994, amounts borrowed under the lines of credit averaged $939,881, $707,700, and $377,200, respectively, with maximum borrowings of $1,172,063, $1,080,000, and $670,000, respectively. The weighted average interest rate on these borrowings was 9.5%, 10.74%, and 7.48%, during fiscal years 1996, 1995, and 1994 respectively (computed by dividing the applicable interest expense by the average borrowings).

6.      LONG-TERM DEBT:
        --------------
                                                             June 30
                                               -------------------------------
                                                   1996                   1995
                                                   ----                   ----
Equipment term loans, payable monthly         $         -          $   303,134
with interest rates of 7% to 11% until
January 1996.  Collateralized by
specific equipment with a net book
value of $254,304 as of June 30, 1995
 .

Mortgage loans payable, payable                         -              163,741
monthly until November 2002 and
November 2003, with interest rates of
12% and 7.8%, respectively.
Collateralized by buildings with a net
book value of $255,007 as of June 30,
1995.

Capitalized lease obligations,                     27,000              276,331
implicit rates of 6% to 18%, payable
monthly until May 2000.
Collateralized by equipment with a net
book value of $313,970 as of June 30,
1995.

Subordinated convertible debenture                100,000                    -
payable monthly until November  1,
1998, with interest at 13.75% per
annum, convertible into Common Stock
of the Company after August 31, 1996,
at the rate of $.35 per share.
                                              $   127,000          $   744,206
Less current portion Long-Term Debt                27,000             (234,919)
                                              -----------         ------------

                                             $    100,000          $   509,287
                                             ============          ===========

7.      GLOBAL SPILL MANAGEMENT EQUITY INCENTIVE PLAN:
        ---------------------------------------------

        In September 1991, the Company adopted the Global Spill Management Equity Incentive Plan (the "Plan"), in order to provide directors, officers and certain key employees with stock options and awards. Initially, there were 255,800 shares of Common Stock reserved for issuance under the Plan; on January 26, 1994 the stockholders voted to increase the number of shares to 1,500,000. Options granted may be either incentive or nonqualified stock options, with an exercise price equal to or more than the fair market value of the underlying Common Stock at grant date. The options will be exercisable over ten years from the grant date and will have vesting terms determined by the Compensation Committee of the Board of Directors.

        Under the Plan, each non-employee director is granted in June of each year a nonqualified option to purchase 2,000 shares of Common Stock. In addition, the Plan allows the Company to make Common Stock awards to employees, without payment, based on performance milestones determined by the Board of Directors. Also, the Plan allows for the granting of stock appreciation rights, as defined.
                                       37

        8.    COMMON STOCK
              ------------
Pursuant to Amendments to the Articles of Incorporation filed on May 13 and July 12, 1996, the issued and outstanding and the authorized shares of Common Stock were changed as follows: (a) 25 million shares of Common Stock were authorized for issuance and 18,493,980 shares of issued and outstanding Common Stock were changed into 616,466 shares of Common Stock (on a 30-1 basis). All Common Stock numbers mentioned hereinafter in this footnote 8 give effect to such 30-1 change.

        In September, 1995, the Company sold 27,500 shares of Common Stock to Fondo de Adquisiciones E Inversiones ("Fondo") for the sum of $220,000. (See Footnote 15 hereinafter)

        On April 26, 1996, the Company sold a Convertible Debenture to Cedar Internationa S.A. (Panama) in the principal amount of $250,000. Subsequent hereto, the Company has received an additional $355,000 and a commitment to fund an additional maximum of $200,000. The aggregate of $905,000 in such funding resulted in the issuance of 750,000 shares on July 18, 1996. (See Footnote 15 hereinafter.)

        On July 5, 1996, the Company issued 100,000 shares of its Common Stock upon conversion of a Debenture (in the principal amount of $50,000) issued in 1992,the cancellation of a longterm employment contract and the forgiveness of certain accrued expenses. (See Footnote 13 hereinafter)

        9.    SUBSCRIPTIONS RECEIVABLE
              ------------------------
In December 1994, the Company issued Warrants to ITI Glendale to purchase up to 500,000 Shares of Common Stock at a price of $1.00 per share. The Warrants were subsequently exercised in consideration of $500,000 as evidenced by a promissory note. The promissory note carried interest at a rate of 4% per annum (8% in the event of default) and was due after the effective date of a registration statement in respect of such shares, but, in any event, no later than June 15, 1995 which was subsequently extended to October 31, 1995. In June 1995, the Company agreed, due to market conditions, to reduce the share price to $.25 per share (which reduced the principal amount of the note from $500,000 to $125,000). As of June 30, 1995, $25,000 had been paid on this note. The balance of $100,000 was remitted during the year ended June 30, 1996.

              In December 1994, the Company issued Warrants to Corporate Relations Group to purchase 500,000 shares of Common Stock at a price of $1.00 per share. The Warrants were subsequently exercised in consideration of $500,000 as evidenced by a promissory note. The promissory note carried interest at a rate of 4% per annum (8% in the event of default) and is due after the effective date of a registration statement in respect to such shares but, in any event, no later than June 30, 1995 (which was subsequently been extended to October 31, 1995). In April 1995, the Company agreed, due to market conditions, to reduce the share price to $.40 per share which reduced the principal amount of the note from $500,000 to $200,000. As of June 30, 1996, and 1995, $125,000 remains unpaid on the note.

              In January of 1995 the Company issued Warrants to Financial Asset Management ("FAM") to purchase 300,000 shares of Common Stock at a price of $1.00 per share. The Warrants were subsequently exercised in consideration of $300,000 as evidenced by a promissory note. The promissory note carried interest at 4% per annum (8% in the event of default) and is due after the effective date of a registration statement in respect to such shares, but, in any event, no later than June 30, 1995 (which has subsequently been extended to October 31,

1995) In April 1995, the Company agreed, due to market conditions, to reduce the share price to $.625 per share which reduced the principal amount of the note from $300,000 to $187,500. As of June 30, 1996, $175,000 remains unpaid on the note.
              In May 1995, the Company issued Warrants to ITI Glendale to purchase 350,000 shares of Common Stock at a price of $.50 per share. The Warrants were subsequently exercised in consideration of $175,000 as evidenced by a promissory note. The promissory note carried interest at a rate of 4% per annum (8% in the event of default) and is due after the effective date of a registration statement in respect to such shares but, in any event, no later than June 15, 1995 which has subsequently been extended. In June 1996, the Company agreed, due to market conditions, to reduce the principal amount of the note to $32,000 at which time the balance of the note was paid in full.

        10.   RELATED-PARTY TRANSACTIONS:
              --------------------------
        Notes Receivable
        ----------------
              The Company has a note receivable, amounting to $169,000 from the Co- Chairman of the Board of Directors and the former principal stockholder and president of Underwater Technics, Inc., a subsidiary of the Company that is secured by the assignment of the proceeds from that individual's $1,000,000 life insurance policy, up to the aggregate amount of the note receivable and accrued interest. The note is payable upon the earlier of November 30, 2011, or the 91st day after the death of the stockholder. The note bears interest at 7%, which had been accrued through June 30, 1992 and is payable on November 30, 1996. Thereafter, interest is payable annually until the note is paid in full. Interest through June 30, 1995 has been forgiven. In December 1995, the Company discontinued payment under the employment contract of the Co-Chairman, and in June, 1996, the Board of Directors agreed to offset the remaining liability of the employment contract with the outstanding balance of the note receivable, of approximately equivalent value.

        Long-Term Debt Related Parties:
        ------------------------------
                                                          June 30
                                              ---------------------------------
                                                    1996                   1995
                                                    -----                  ----
11% Subordinated Convertible Debenture
due January 31, 1998.  Convertible
into 14,286 shares of Common Stock.
Due to an executive officer.                  $         -           $    50,000

Notes payable - Allied, balance due on                  -                32,498
short-term notes (see Note 1).
Balance paid in full in July 1995.

Note Payable - Allied payable in eight
annual installments each December 1,
plus interest at prime plus 2%.
Payments may be made in cash or in
Common Stock.  Due to former
shareholders of Allied.                                 -             1,072,560
                                              -----------            ----------
                                                        -             1,155,058
      Less current portion                              -             (166,568)
                                                                    -----------
                                              $         -            $  988,490
                                              ===========            ==========
                                       39

11    OTHER INCOME, NET:
                                                  Year Ended June 30,
                                            ---------------------------------

                                              1996          1995         1994
                                            --------      --------     ------

Forgiveness of Debt                          $34,100     $       -   $       -
Interest and other investment income,
  net                                              -        16,373      17,390
Recovery of receivables  written off in
  prior years                                      -             -      33,355
Gain (loss) on sale of equipment                   -      (13,394)      72,785
Other                                              -         3,594      44,313
                                            --------     ---------   ---------
                                            $ 34,100     $   (615)   $ 167,843
                                            ========     =========   =========

12.   INCOME TAXES:
      ------------
      As discussed in Note 2, the Company adopted SFAS 109 as of July 1, 1993, and the cumulative effect of this accounting change, a tax benefit of $169,600, or $.02 per share, is reported in the consolidated statement of operations for the year ended June 30, 1994. Prior years' financial statements have not been restated to apply the provisions of SFAS 109.

      Temporary differences and carry forwards which give rise to a significant portion of the deferred tax assets and liabilities for 1996 and 1995 are as follows:
                                                      June 30, 1996
                                            ---------------------------------
                                            Deferred Tax         Deferred Tax
                                                Assets           Liabilities
                                                ------           -----------
Federal Net Operating Loss Carryforward     $ 10,759,418          $        -
Capital Loss Carryforward                         49,264                   -
Accounts Receivable                                    -                   -
Miscellaneous                                          -                   -
Property, Plant and Equipment                      9,231                   -
                                             -----------          -----------
  Subtotal                                    10,817,913                   -

Valuation Allowance                         (10,817,913)                   -
                                            ------------          -----------
  Total Deferred Taxes                      $         -           $        -
                                            ============          ===========

Federal Net Operating Loss Carryforward     $  1,712,418         $         -
Capital Loss Carryforward                         49,264                   -
Accounts Receivable                              120,613                   -
Miscellaneous                                          -              14,197
Property, Plant and Equipment                      9,231                   -
                                            ------------         -----------
  Subtotal                                     1,891,526              14,197

Valuation Allowance                           (1,891,526)                  -
                                            ------------          ----------
  Total Deferred Taxes                      $          -          $   14,197
                                            ============          ==========
                                       40

        A reconciliation setting forth the differences between the effective tax rate of the Company and the U.S. Federal statutory rate is as follows:

                                                    1996        1995       1994
                                                    ----        ----       ----
Federal Statutory Rate                             34.0 %     34.0 %      34.0 %
State Income Taxes net of Federal Tax Benefits      0.0 %      1.1 %       1.5 %
Loss Producing No Current Tax Benefits            (34.0)%     (34.0)%    (34.0)%
                                                    ----        ----       ----
Effective Tax Rate                                  0.0 %      1.1 %       1.5 %
                                                    ===        ===         ===

The income tax provisions (benefits) consist of:

                                                   1996        1995        1994
                                                    ----        ----        ----

Federal Taxes                                   $      -    $      -   $ (7,327)
State Taxes                                            -      15,516     (2,737)
Deferred Income Taxes                                  -           -     (6,548)
                                                --------   ---------   ---------
                                                       -   $ 15,516    $(16,612)
                                                ========   =========   =========

        At June 30, 1995, the Company had net operating loss (NOL) carry forwards for federal, income tax purposes of approximately $10,817,900 that begins to expire in 2006. The change in control (discussed in Note 1) may limit the annual, utilization of the NOL Carry forward. As of this report date, the Company has not filed its corporate tax returns for the years ended June 30, 1996 and June 30, 1995.

13.     COMMITMENTS AND CONTINGENCIES:
        -----------------------------

Operating Leases
----------------

        No operating leases existed at June 30, 1996 Rent expense was $42,483, $137,400, and $74,000 in fiscal 1996, 1995, and 1994, respectively.

Employment and Consulting Agreements
------------------------------------

        The Company had employment contracts with various officers and employees with remaining terms of up to five years at approximately their past compensation. The remaining commitments at June 30, 1995, under such contracts for fiscal 1996, 1997, 1998, 1999 and 2000 were $1,230,600, $848,800, $395,500,
$328,200 and $127,100 respectively. At June 30, 1996, these contracts were terminated and the Company believes it has no ongoing obligations with any of these three individuals. Specifically, (a) the Chairman voluntarily resigned his position upon the consumption of the sale of the subsidiaries and the resulting change of control, (b) the Vice Chairman's contractual obligation was offset by the Company against the Vice Chairman's obligation to the Company approximating same (see Note 10), and (C) the President's contract was terminated as a result of just cause. All other employment contracts were terminated as a result of the sale of the subsidiaries.

  14.   ENVIRONMENTAL RISKS:
        -------------------

        The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended in 1986 (also known as the Superfund Act) imposes strict joint and several liability upon the generators of hazardous substances and those transporters who have arranged for disposal of hazardous substances or who have selected the disposal site for such substances. All such persons may be liable for waste site investigation, waste site cleanup and natural resource damages, regardless of whether they exercised due care and complied with all relevant laws and regulations. Such costs can be substantial. Certain of the Company's subsidiaries are transporters of hazardous waste materials, but should not be liable therefore, unless they are deemed to have arranged for such disposal or the selected disposal sites. The Company's policy and practice is to refrain from arranging for the disposal of hazardous substances, including waste, and/or the selection of disposal sites, and to have the generator do so. However, there can be no assurance that the Company and its subsidiaries will not fail to adhere to such practice and thereby be potentially liable for claims in connection with the transportation and disposal of such materials.

  15.      SUBSEQUENT EVENTS:
           -----------------
      On July 15, 1996, the Company, in exchange for $500,000 and a note for $2,700,000, acquired all of the issued and outstanding Capital Stock of Recycling Unlimited, Inc., a company whose primary line of business is the recycling of demolitioned concrete matter and subsequent sale thereof to the construction industry for use in foundations of roads, buildings and other structures. The note, payable by the Company, includes monthly payments of principle and interest of $30,000. Interest is at 10%. The note carries a balloon payment due July 15, 2001.

      On July 31, 1996, the Company offered its vendors, on an individual basis, a sum equal to 37.5% of the total payables due. As of the date of this report, all vendors except four which represent $139,365 in payables, agreed to accept such offer, resulting in savings through debt forgiveness of $122,615. The remaining four vendors are still in negotiations with the Company.

      Subsequent to June 30, 1996, all capital leases have been terminated and all property and equipment transferred to the former subsidiaries as part of the negotiated sales of the subsidiaries by the Company (See Footnote 1 above).

      The Completion of the transactions described in footnote 1 above (i.e., the sale of the operating subsidiaries), the funding of $905,000 described in footnote 8 above, and the liquidation of amounts due vendors described in this footnote 15, cumulatively resulted in the Company having total obligations of approximately $254,000 as of September 30, 1996. (As of June 30, 1995, the Company had total obligations of approximately $6.6 million) (None of the members mentioned in this paragraph includes Phoenix Wrecking Corporation, acquired by the Company on July 10, 1996.)

      The Company is owed funds for Common Stock subscription receivables from each of Corporate Relations Group (CRG) and Financial Asset Management. The amounts due the Company are, respectively, $302,000 and $175,000. The Company has instructed Counsel to pursue collection of such amounts. CRG is an affiliate of Fondo (See footnote 8 above); therefore, the Company will not permit the sale by Fondo of the 27,500 shares of Common Stock issued to Fondo for the sum of $220,000 unless and until CRG liquidates its promissory notes or returns to the Company the 33,333 new shares represented by such promissory notes.

16.  Litigation
     ----------

      In October 1995 the Company received a binding commitment for new financing from CKN Holdings Corporation ("CKN") which would provide $1.5 million of new common equity and a one year convertible loan amounting to $1.5 million bearing interest at 11.5%. Proceeds of $2.0 million were to be applied to the acquisition of American Marine, Inc. And $1.0 million were to be used for general  working  capital  purposes.  On November 14, 1995,  the Company and CKN executed a Stock Subscription Agreement, which would be completed upon the transfer of $3.0 million to the Company. On November 15, 1995, CKN defaulted on its commitment under the Stock Subscription Agreement. On December 28, 1995, the Company filed two separate complaints against CKN due to CKN's failure to fund its commitment under the Stock Subscription Agreement. In the first Complaint, the Company sought an immediate return of the stock and promissory note which had been previously delivered to CKN pursuant to the terms of the Stock Subscription Agreement. In the second Complaint, the Company sought a declaration that it held title to the stock and promissory note and further sought damages against CKN for violation of the Stock Subscription Agreement.

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

      As a result of CKN's failure to fund, the Company is in default of its purchase agreement for American Marine, Inc. ("AMI"). Accordingly, the Company has written-off $315,000 of costs related to the AMI acquisition. In addition, as a result of CKN's failure to fund, the Company had to discontinue the operations of it's EDOC subsidiary as a result of the lack of the working capital needed to expand its business to attain profitability.

            The Company is party to certain claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such claims will not have a material adverse effect on the Company's financial position.

                                  EXHIBIT INDEX


Exhibit
Number        Item

1.1 Underwriting Agreement between Happy Mergers, Inc. and Grady and Hatch & Company, Inc, filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-48276-NY) on June 9, 1992 and incorporated herein by reference.

1.2 Form of Selected Dealer Agreement, filed as Exhibit 2 to the Company's Form S-18 Registration Statement (File No. 33-37546-NY) on November 6, 1990 and incorporated herein by reference.

1.3 Underwriting Agreement between Global Spill Management, Inc. and J. Gregory & Company, Inc., dated July 31, 1992, filed as Exhibit 1.3 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-18 (File No. 33-37546-NY) on August 7, 1992, and incorporated herein by reference.

1.4 Form of Selected Dealers Agreement, filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-48276-NY), on July 16, 1992 and incorporated herein by reference.

3.1 Articles of Incorporation of Happy Mergers, Inc., a Nevada corporation, filed as Exhibit 8 to the Company's Form S-18 Registration Statement (File No. 33-37546-NY) on November 6, 1990 and incorporated herein by reference.

3.2      By-laws of Happy Mergers, Inc., a Nevada corporation,  filed as Exhibit
         9  to  the  Company's  Form  S-18  Registration   Statement  (File  No.
         33-37546-NY) on November 6, 1990 and incorporated herein by reference.

3.2.1 Restated By-laws of Global Spill Management, Inc., filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1993, and incorporated herein by reference.

3.3 Certificate of Merger of Global Spill Management, Inc. into Happy Mergers, Inc., dated November 7, 1991 in the State of Delaware effective March 15, 1992, filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-48276-NY) on June 9, 1992 and incorporated herein by reference.

3.4 Agreement of Merger of Global Spill Management, Inc., into Happy Mergers, Inc. in the State of Nevada effective November 25, 1991, filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-37546-NY) on March 16, 1992 and incorporated herein by reference.

3.41 Certificate of Incorporation of Global Spill Management of Delaware, Inc. (Delaware), filed as an exhibit to the Company's Post-Effective Amendment No. 1 to its Form SB-2 Registration Statement (File No. 33-56910) and incorporated herein by reference.

3.5 Amended Certificate of Incorporation of Acme Containment Group, Inc. (Oklahoma) filed January 13, 1992, filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-48276-NY) on June 9, 1992 and incorporated herein by reference.

3.6 Amendment to Article Fourth of the Company's Articles of Incorporation, filed with the State of Nevada on November 30, 1992, filed as an exhibit to the Company's Form SB-2 Registration Statement (File No. 33-56910) on March 1, 1993 and incorporated herein by reference.

4.1 Warrant Agreement dated as of September 10, 1991, between Happy Mergers, Inc. and American Stock Transfer & Trust Company, filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-37546-NY) on March 16, 1992 and incorporated herein by reference.

4.2      Specimen Class A Warrant  Certificate of Happy Mergers,  Inc., filed as
         Exhibit 6 to the Company's Form S-18 Registration Statement (File No. 33-37546-NY) on November 6, 1990 and incorporated herein by reference.

4.3      Specimen Class B Warrant  Certificate of Happy Mergers,  Inc., filed as
         Exhibit 7 to the Company's Form S-18 Registration Statement (File No. 33-37546-NY) on November 6, 1990 and incorporated herein by reference.

4.4      Specimen  Common Stock  Certificate  of Happy Mergers,  Inc.,  filed as
         Exhibit 5 to the Company's Form S-18 Registration Statement (File No. 33-37546-NY) on November 6, 1990 and incorporated herein by reference.

4.5 Specimen Common Stock Certificate of Global Spill Management, Inc., a Nevada Corporation, filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-37546-NY) on March 16, 1992 and incorporated herein by reference.

4.6 Underwriter's Purchase Warrant Agreement and Certificate between Happy Mergers, Inc., and Grady and Hatch & Company, Inc, dated September 10, 1991 filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-48276-NY) on June 9, 1992 and incorporated herein by reference.

4.7 Underwriter's Warrant Certificate between the Company and J. Gregory & Company, Inc., dated August 5, 1992, filed as Exhibit 4.7 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-18 (File No. 33-37546-NY) on August 7, 1992, and incorporated herein by reference.

4.8      Specimen Class "A" Warrant Certificate of Company,  filed as an exhibit
         to  the  Company's   Form  S-18   Registration   Statement   (File  No.
         33-48276-NY) on June 24, 1992 and incorporated herein by reference.

4.9      Specimen Class "B" Warrant Certificate of Company,  filed as an exhibit
         to  the  Company's   Form  S-18   Registration   Statement   (File  No.
         33-48276-NY) on June 24, 1992 and incorporated herein by reference.

4.10 Underwriter's Warrant Certificate between the Company and James Mongno, dated August 5, 1992, filed as Exhibit 4.8 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-18 (File No. 33-37546-NY) on August 7, 1992, and incorporated herein by reference.

10.1 Employment Agreements between the Company and each of Messrs. Iorio, White, Pettit, Stanfield and Stith, ending at various dates between June 30, 1996 and November 30, 1996, filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-37546-NY) on March 16, 1992 and incorporated herein by reference.

10.2 Consulting Agreement dated as of July 1, 1991 between GSM Environmental and Thomas D. Lewis, Sr., filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-37546-NY) on March 16, 1992 and incorporated herein by reference.

10.3 Non-Negotiable Promissory Note dated as of November 27, 1991 in the principal amount of $169,000 by David R. Stith to Underwater Technics, Inc., filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-37546-NY) on March 16, 1992 and incorporated herein by reference.

10.33 Stock Purchase Agreement dated as of March 31, 1994 between the Company and Omnicorp Limited, filed as an Exhibit to the Company's Quarterly Report on Form 10-Q dated April 4, 1994 and incorporated herein by reference.

10.34 Promissory Note from Omnicorp Limited dated as of March 31, 1994 in the principal amount of $200,000, filed as an Exhibit to the Company's
         Quarterly Report on Form 10-Q dated April 4, 1994 and incorporated herein by reference.

10.4 Subordinated Note dated March 31, 1991 in the principal amount of $125,000 by FH Acquisition Corporation (now "Global Environmental, Inc.") (Maker) to Total Recovery, Inc. (Holder), filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-37546-NY) on March 16, 1992 and incorporated herein by reference.

10.5 Subordinated Promissory Note dated June 15, 1991 in the principal amount of $72,418.63 by GSM Environmental, Inc. (Maker) to Total Recovery, Inc. (Holder), filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-37546-NY) on March 16, 1992 and incorporated herein by reference.

10.6 Non-Negotiable Promissory Note dated January 1, 1992 in the principal amount of $35,000 by the Company (Maker) to Underwater Technics, Inc. (Holder), filed as an exhibit to the Company's Form S-18 Registration
         Statement (File No. 33-37546-NY) on March 16, 1992 and incorporated herein by reference.

10.7 Non-Negotiable Promissory Note dated November 27, 1991 in the principal amount of $100,000 by the Company to Underwater Technics, Inc. (Holder), filed as an exhibit to the Company's Form S-18 Registration
         Statement (File No. 33-37546-NY) on March 16, 1992 and incorporated herein by reference.

10.8 Non-Negotiable Promissory Note dated June 30, 1991, in the principal amount of $700,000 by Acme Containment Group, Inc. (Maker) to Leslie H. Stanfield (Holder), filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-37546-NY) on March 16, 1992 and incorporated herein by reference.

10.9 8.5% Subordinated Convertible Debenture Due July 1, 2001 in the principal amount of $100,000 issued by the Company as of July 1, 1991 to Thomas D. Lewis, filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-37546-NY) on March 16, 1992 and incorporated herein by reference.

10.10 Amendment dated March 6, 1992 to 8.5% Subordinated Convertible Debenture Due July 1, 2001 in the principal amount of $100,000, filed as an exhibit to the Company's Form S- 18 Registration Statement (File No. 33-37546-NY) on March 16, 1992 and incorporated herein by reference.

10.11 11% Subordinated Convertible Debenture Due December 12, 1998, in the principal amount of $50,000 issued by the Company to Ernst Pick and Marcelle Pick, filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-48276-NY) on June 9, 1992 and incorporated herein by reference.

10.12 Series C 11% Subordinated Convertible Debenture Due January 31, 1998, in the principal amount of $50,000 issued by the Company to Dorothea L. Lewis and/or Anne L. Kutzer, filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-37546-NY) on March 16, 1992 and incorporated herein by reference.

10.13 Surety Agreement between GSM Environmental, Inc., Meridian Bank and Global Environmental, Inc., dated December 17, 1991, filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-37546-NY) on March 16, 1992 and incorporated herein by reference.

10.14 Promissory Note in the principal amount of $300,000 by Meridian Bank (Holder) and GSM Environmental, Inc. (Maker), filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-37546-NY) on March 16, 1992 and incorporated herein by reference.

10.15 Surety Agreement between GSM Environmental, Inc., Meridian Bank and Global Spill Management, Inc, dated December 17, 1991., filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-37546-NY) on March 16, 1992 and incorporated herein by reference.

10.16 Security Agreement dated December 2, 1991 between GSM Environmental, Inc. and Meridian Bank, filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-37546-NY) on March 16, 1992 and incorporated herein by reference.

10.17 Guaranty Agreements dated December 2, 1991 by each of William E. Iorio, Peter V. White and Aubrey L. Pettit to Meridian Bank, filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-37546-NY) on March 16, 1992 and incorporated herein by reference.

10.18 Stock Purchase Agreement of Total Recovery, Inc. dated as of March 31, 1991 by and between Thomas D. Lewis Sr. and Private Capital Advisors, a General Partnership, filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-48276-NY) on June 9, 1992 and incorporated herein by reference.

10.19 Assignment of Contract dated June 15, 1991 between Private Capital Advisors and Total Recovery, Inc., filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-37546-NY) on March 16, 1992 and incorporated herein by reference.

10.20 Letter Agreement dated August 28, 1991 by and between Global Spill Management, Inc. and Thomas D. Lewis, filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-37546-NY) on March 16, 1992 and incorporated herein by reference.

10.21 Asset Acquisition Agreement dated as of March 31, 1991 by and between FH Acquisition Corporation (now "Global Environmental, Inc.") and Total Recovery, Inc., filed as an exhibit to the Company's Form S-18
         Registration Statement (File No. 33-37546-NY) on March 16, 1992 and incorporated herein by reference.

10.22    Stock Contribution Agreement dated October 2, 1991 by and among William
         E. Iorio, Peter V. White, Aubrey L. Pettit, Jr. and Global Spill Management, Inc., filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-37546-NY) on March 16, 1992 and incorporated herein by reference.

10.23 Agreement and Plan of Merger by and among Global Spill Management, Inc., Acme Spill Management, Inc. and Acme Containment Group, Inc. dated as of October 31, 1991 (the "Acme Merger Agreement"), filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-37546-NY) on March 16, 1992 and incorporated herein by reference.
                                       47

10.24 Amendment to the Acme Merger Agreement, dated as of November 1, 1991, filed as an exhibit to the Company's Form S-18 Registration Statement
         (File No. 33-37546-NY) on March 16, 1992 and incorporated herein by reference.

10.25 Stock Valuation Agreement dated as of October 31, 1991 by and between Global Spill Management, Inc. and Leslie H. and Suzanne H. Stanfield, filed as an exhibit to the Company's Form S-18 Registration Statement
         (File No. 33-37546-NY) on March 16, 1992 and incorporated herein by reference.

10.26 Escrow Agreement dated as of October 31, 1991 by and among Global Spill Management, Inc., James S. Boese (Escrow Agent), Leslie H. Stanfield and Suzanne H. Stanfield (the "Acme Escrow Agreement"), filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-37546-NY) on March 16, 1992 and incorporated herein by reference.

10.27 Amendment to the Acme Escrow Agreement dated as of November 1, 1991, filed as an exhibit to the Company's Form S-18 Registration Statement
         (File No. 33-37546-NY) on March 16, 1992 and incorporated herein by reference.

10.28 Certificate of Merger between Acme Spill Management, Inc. and Acme Containment Group, Inc., in the State of Oklahoma, effective November 15, 1991, filed as an exhibit to the Company's Form S-18 Registration
         Statement (File No. 33-48276-NY) on June 9, 1992 and incorporated herein by reference.

10.29 Agreement and Plan of Merger dated as of November 27, 1991 by and among Global Spill Management, Inc., U.T. Spill Management, Inc., Underwater Technics, Inc., and the stockholders of Underwater Technics, Inc., filed as an exhibit to the Company's Form S-18 Registration Statement
         (File No. 33-37546-NY) on March 16, 1992 and incorporated herein by reference.

10.30 Stock Valuation Agreement dated as of November 27, 1991 by and among Global Spill Management, Inc. and the stockholders of Underwater Technics, Inc., filed as an exhibit to the Company's Form S-18
         Registration Statement (File No. 33-37546-NY) on March 16, 1992 and incorporated herein by reference.

10.31 Escrow Agreement dated as of November 27, 1991 by and among Brandeis, Bernstein and Wasserman (Escrow Agent), Global Spill Management, Inc. and the stockholders of Underwater Technics, Inc., filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-48276-NY) on June 9, 1992 and incorporated herein by reference.

10.32 Articles of Merger between U.T. Spill Management, Inc. and Underwater Technics, Inc. in the Commonwealth of Pennsylvania, effective December 11, 1991., filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-48276-NY) on June 9, 1992 and incorporated herein by reference.

10.33 Stock Purchase Agreement dated as of March 31, 1994 between the Company and Omnicorp Limited, filed as an Exhibit to the Company's Current Report on Form 8-K dated April 4, 1994 and incorporated herein by reference.

10.34 Promissory Note from Omnicorp Limited dated as of March 31, 1994 in the principal amount of $200,000, filed as an Exhibit to the Company's Current Report on Form 8-K dated April 4, 1994 and incorporated herein by reference.

10.35 Mortgage dated October 9, 1987 by Total, Inc. ("Borrower") to Daniel and Patricia Lieberman (Lender), and Report of Title., filed as an exhibit to the Company's Form S- 18 Registration Statement (File No. 33-37546-NY) on March 16, 1992 and incorporated herein by reference.

10.36 Global Spill Management Equity Incentive Plan., filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-37546-NY) on March 16, 1992 and incorporated herein by reference.

10.37 Global Spill Management Senior Management Incentive Compensation Plan., filed as an exhibit to the Company's Form S-18 Registration Statement
         (File No. 33-37546-NY) on March 16, 1992 and incorporated herein by reference.

10.38 Consulting Agreement between the Company and Mr. William E. Iorio, filed as an exhibit to the Company's Form S-18 Registration Statement
         (File No. 33-48276-NY) on June 9, 1992 and incorporated herein by reference.

10.39 Settlement Agreement between the Company and Mr. William E. Iorio, filed as an exhibit to the Company's Form S-18 Registration Statement
         (File No. 33-48276-NY) on June 9, 1992 and incorporated herein by reference.

10.40    Amendment  dated June 1, 1992 to the Escrow  Agreement filed as Exhibit
         10.26 to this Registration Statement, filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-48276-NY) on June 9, 1992 and incorporated herein by reference.

10.41    Amendment  dated June 1, 1992 to the Escrow  Agreement filed as Exhibit
         10.31 to this Registration Statement, filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-48276-NY) on June 9, 1992 and incorporated herein by reference.

10.42    Supplemental Agreement dated June 1, 1992 by and among Company,  Leslie
         H. Stanfield, Suzanne Stanfield and Acme Containment Group, filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-48276-NY) on June 9, 1992 and incorporated herein by reference.

10.43 8% Subordinated Convertible Debenture Due January 1, 1996, in the principal amount of $125,000 issued by GSM Environmental, Inc. to Rudolph Henley and Janice Henley, filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-48276-NY) on June 9, 1992 and incorporated herein by reference.

10.44 Consulting Agreement between the Company and J. Gregory & Company, Inc., dated August 5, 1992, filed as Exhibit 10.42 to the Post-Effective Amendment No. 2 to the Company's Registration Statement on Form S-18 (File No. 33-37546-NY) on August 7, 1992, and incorporated herein by reference.

10.45 Termination Agreement dated July 10, 1992, by and among the Company, Leslie H. Stanfield and Suzanne H. Stanfield, filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-48276-NY) on July 16, 1992 and incorporated herein by reference.

10.46    Letter Agreement dated July 13, 1992, by and among the Company,  Leslie
         H. Stanfield and Suzanne H. Stanfield, filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-48276-NY) on July 16, 1992 and incorporated herein by reference.

10.47 Registration Rights Agreement dated July 13, 1992, by and among the Company, Leslie H. Stanfield and Suzanne H. Stanfield, filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-48276-NY) on July 16, 1992 and incorporated herein by reference.

10.48 Termination Agreement dated July 10, 1992, by and among the Company, David R. Stith, J. Welles Henderson, Ruth Dugan, Richard W. Palmer, David J. Stith, Susan L. Stith, Carol Hoffmeier and Barbara Hess, filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-48276-NY) on July 16, 1992 and incorporated herein by reference.

10.49    Letter  Agreement dated July 10, 1992, by and among the Company,  David
         R. Stith, J. Welles Henderson, Ruth Dugan, Richard W. Palmer, David J. Stith, Susan L. Stith, Carol Hoffmeier and Barbara Hess, filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-48276-NY) on July 16, 1992 and incorporated herein by reference.


10.50 Registration Rights Agreement dated July 9, 1992, by and among the Company, David R. Stith, J. Welles Henderson, Ruth Dugan, Richard W. Palmer, David J. Stith, Susan L. Stith, Carol Hoffmeier and Barbara Hess, filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-48276-NY) on July 16, 1992 and incorporated herein by reference.

10.51 Registration Rights Agreement dated July 15, 1992, by and between the Company and E.E. Corporation, filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-48276-NY) on July 16, 1992 and incorporated herein by reference.

10.52 Global Spill Management Amended and Restated Equity Incentive Plan, filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (File No. 0-2317) on October 6, 1992, and incorporated herein by reference.

10.53 Resolutions of the Board of Directors of the Company, dated September 30, 1992, adopting the Company's Acquisition Bonus Program, filed as
         Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (File No. 0-2317) on October 6, 1992, and incorporated herein by reference.

10.54 Letter of Commitment, dated August 4, 1992, from Meridian Bank, filed as an exhibit to the Company's Form SB-2 Registration Statement (File No. 33-53374-NY), and incorporated herein by reference.

10.55 Surety Agreement, dated August 6, 1992, between Meridian Bank and Underwater Technics, Inc., filed as an exhibit to the Company's Form SB-2 Registration Statement (File No. 33-53374-NY), and incorporated herein by reference.

10.56 Surety Agreement, dated August 6, 1992, between Meridian Bank and Acme Containment Group, Inc., filed as an exhibit to the Company's Form SB-2 Registration Statement (File No. 33-53374-NY), and incorporated herein by reference.

10.57 Undertaking dated October 14, 1992 of EE Corporation to the Securities and Exchange Commission and the Company, filed as an exhibit to the Company's Form SB-2 Registration Statement (File No. 33-53374-NY) and incorporated herein by reference.

10.58 Undertaking dated October 14, 1992 of IDIICO to the Securities and Exchange Commission and the Company, filed as an exhibit to the Company's Form SB-2 Registration Statement (File No. 33-53374-NY) and incorporated herein by reference.

10.59 Undertaking dated October 14, 1992 of Alan Esrine to the Securities and Exchange Commission and the Company, filed as an exhibit to the Company's Form SB-2 Registration Statement (File No. 33-53374-NY) and incorporated herein by reference.

10.60 Undertaking dated October 14, 1992 of Pamela J. Wilkinson to the Securities and Exchange Commission and the Company, filed as an exhibit to the Company's Form SB-2 Registration Statement (File No. 33-53374-NY) and incorporated herein by reference.

10.61 Undertaking dated October 14, 1992 of Monar, N.V. to the Securities and Exchange Commission and the Company, filed as an exhibit to the Company's Form SB-2 Registration Statement (File No. 33-53374-NY) and incorporated herein by reference.

10.62 Loan Agreement dated December 23, 1992 between Meridian Bank and GSM Environmental, Inc., Global Environmental, Inc., Underwater Technics, Inc. and Acme Containment Group, Inc., filed as an exhibit to the Company's Form SB-2 Registration Statement (File No. 33-56910) and incorporated herein by reference.

10.63 Line of Credit Note in the principal amount of $750,000 dated December 23, 1992 in favor of Meridian Bank by GSM Environmental, Inc., Global Environmental, Inc., Underwater Technics, Inc. and Acme Containment Group, Inc., filed as an exhibit to the Company's Form SB-2 Registration Statement (File No. 33-56910) and incorporated herein by reference.

10.64 Term Loan Note in the principal amount of $165,000 dated December 23, 1992 in favor of Meridian Bank by GSM Environmental, Inc., Global Environmental, Inc., Underwater Technics, Inc. and Acme Containment Group, Inc., filed as an exhibit to the Company's Form SB-2 Registration Statement (File No. 33-56910) and incorporated herein by reference.

10.65 Equipment Loan Note in the principal amount of $350,000 dated December 23, 1992 in favor of Meridian Bank by GSM Environmental, Inc., Global Environmental, Inc., Underwater Technics, Inc. and Acme Containment Group, Inc., filed as an exhibit to the Company's Form SB-2 Registration Statement (File No. 33-56910) and incorporated herein by reference.

10.66 Security Agreement dated December 23, 1992 between Meridian Bank and GSM Environmental, Inc., Global Environmental, Inc., Underwater Technics, Inc. and Acme Containment Group, Inc., filed as an exhibit to the Company's Form SB-2 Registration Statement (File No. 33-56910) and incorporated herein by reference.

10.67 Equipment Loan Security Agreement dated December 23, 1992 between Meridian Bank and GSM Environmental, Inc., Global Environmental, Inc., Underwater Technics, Inc. and Acme Containment Group, Inc., filed as an exhibit to the Company's Form SB-2 Registration Statement (File No. 33-56910) and incorporated herein by reference.

10.68 Guaranty dated December 23, 1992 in favor of Meridian Bank by Global Spill Management, Inc., filed as an exhibit to the Company's Form SB-2 Registration Statement (File No. 33-56910) and incorporated herein by reference.

10.69 Warrant Agreement dated December 23, 1992 between Meridian Bank and Global Spill Management, Inc., filed as an exhibit to the Company's Form SB-2 Registration Statement (File No. 33-56910) and incorporated herein by reference.

10.70 Common Stock Purchase Warrant dated December 23, 1992 issued by Global Spill Management, Inc. to Meridian Bank, filed as an exhibit to the Company's Form SB-2 Registration Statement (File No. 33-56910) and incorporated herein by reference.

10.71 Stock Purchase Agreement dated as of February 1, 1993 between Global Spill Management, Inc. and Sergio Germinario, sole stockholder of American Industrial Marine Services, Inc, filed as an exhibit to the Company's Form SB-2 (File No. 33-56910) on March 1, 1993 and incorporated herein by reference.

10.72 Employment Agreement dated as of February 9, 1993 between Global Spill Management, Inc., American Industrial Marine Services, Inc. and Sergio Germinario, filed as an exhibit to the Company's Form SB-2 (File No. 33-56910) on March 1, 1993 and incorporated herein by reference.

10.73 Promissory Note in the principal amount of $250,000 by American Industrial Marine Services, Inc. dated February 10, 1993, filed as an exhibit to the Company's Form SB-2 (File No. 33-56910) on March 1, 1993 and incorporated herein by reference.

10.74 Commitment Letter dated June 20, 1990 and Master Promissory Note dated as of June 21, 1990 between American Industrial Marine Services, Inc. and United National Bank of Plainfield, New Jersey, filed as an exhibit to the Company's Form SB-2 (File No. 33- 56910) on March 1, 1993 and incorporated herein by reference.

10.75    Security   Agreement  dated  as  of  June  21,  1990  between  American
         Industrial Marine Services, Inc. and United National Bank of Plainfield, New Jersey, filed as an exhibit to the Company's Form SB-2 (File No. 33-56910) on March 1, 1993 and incorporated herein by reference.

10.76 Commitment Letters of United National Bank of Plainfield, New Jersey dated February 23, 1993 and March 6, 1992 re: continuation of line of credit, filed as an exhibit to the Company's Form SB-2 (File No. 33-56910) on March 1, 1993 and incorporated herein by reference.

10.77 Union Agreement dated March 1, 1991 between American Industrial Marine Services, Inc. and Local No. 11, affiliated with the International Brotherhood of Teamsters, et al., filed as an exhibit to the Company's Form SB-2 (File No. 33-56910) on March 1, 1993 and incorporated herein by reference.

10.78 Lease Agreement dated October 16, 1990 between American Industrial Marine Services, Inc. at GG&S Investments, filed as an exhibit to the Company's Form SB-2 (File No. 33- 56910) on March 1, 1993 and incorporated herein by reference.

10.79 Lease Agreement dated January 5, 1990 between American Industrial Marine Services, Inc. and Paul Laubner and corresponding Letter of Continuation dated November 19, 1991, filed as an exhibit to the Company's Form SB-2 (File No. 33-56910) on March 1, 1993 and incorporated herein by reference.

10.80 Global Spill Management, Inc. Employee Stock Purchase Plan, effective as of December 1, 1992, filed as an exhibit to the Company's Form SB-2 Registration Statement (File No. 33-56910) on March 1, 1993 and incorporated herein by reference.

10.81 Global Spill Management, Inc. 401(k) Deferred Profit Sharing Plan effective as of January 1, 1993, filed as an exhibit to the Company's Form SB-2 Registration Statement (File No. 33-56910) on March 1, 1993 and incorporated herein by reference.

10.82 Lease Agreement dated June 12, 1993 between Global Spill Management of Delaware, Inc. and HOC, Inc., filed as an exhibit to the Company's Post-Effective Amendment No. 1 to its Form SB-2 Registration Statement (File No. 33-56910) and incorporated herein by reference.

10.82A Lease Agreement dated July 1, 1993 between Jan and Ellen Valeriano and Environmental Disposal Options Corporation.

10.82B Lease Agreement dated January 14, 1994 between Vincent and Marion Falabella and Land N Sea Environmental Services, Inc.

10.83 Consulting Agreement dated as of August 1, 1993 between Global Spill Management, Inc. and Luke P. LaValle, Jr., filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended June 30, 1993, and incorporated herein by reference.

10.84 Union Agreement dated January 1, 1991 between AIMS and Local 575, affiliated with the International Brotherhood of Teamsters, Automatic Sales, Servicemen and Allied Workers, filed as Exhibit 10.77 to the Company's Annual Report on Form 10-K for the year ended June 30, 1993, and incorporated herein by reference.

10.85 Promissory Note dated October 6, 1993, from (ITI) Glendale, Inc. in the principal amount of $800,000 filed as an exhibit to the Company's Registration Statement on Form S-3 (File No. 33-70344) and incorporated herein by reference.
                                       52

10.86 Letter Agreement dated April 22, 1994 to that certain Promissory Note dated April 15, 1994 from (ITI) Glendale, Inc.

10.87 Promissory Note dated April 15, 1994 from (ITI) Glendale, Inc. in the principal amount of $800,000.

10.88 Stock Purchase Agreement dated as of March 31, 1994 between Global Spill Management, Inc. and Omnicorp Limited, filed as an exhibit to the Company's Current Report on Form 8-K dated April 4, 1994 and incorporated herein by reference.

10.89 Promissory Note from Omnicorp Limited (Maker) dated as of March 31, 1994, in the principal amount of $200,000, filed as an exhibit to the Company's Current Report on Form 8-K dated April 4, 1994 and incorporated herein by reference.

10.90 Stock Purchase Agreement dated as of April 28, 1994 by and among the Company, Jan A. Valeriano and Anthony Thomas, filed as an exhibit to the Company's Current Report on Form 8-K dated April 4, 1994 and incorporated herein by reference.

10.91 Stock Restriction Agreement dated as of May 9, 1994 by and between the Company and Jan A. Valeriano, filed as an exhibit to the Company's Current Report on Form 8-K dated April 4, 1994 and incorporated herein by reference.

10.92 Stock Restriction Agreement dated as of May 9, 1994 by and between the Company and Anthony Thomas, filed as an exhibit to the Company's Current Report on Form 8-K dated April 4, 1994 and incorporated herein by reference.

10.93 Employment Agreement dated as of May 9, 1994 by and between the Company, Environmental Disposal Options Corporation and Anthony Thomas, filed as an exhibit to the Company's Current Report on Form 8-K dated April 4, 1994 and incorporated herein by reference.

10.94 Settlement Agreement dated May 9, 1994 between the Company, Environmental Disposal Options Corporation and Jan A. Valeriano, filed as an exhibit to the Company's Current Report on Form 8-K dated April 4, 1994 and incorporated herein by reference.

10.95    Agreement   between   Corporate   Relations  Group,   Inc.,  a  Florida
         corporation, and the Company, dated as of May 31, 1994.

10.96 Amendatory Agreement between the Company and Corporate Relations Group, Inc. dated July 29, 1994.

10.97 Stock Restriction Agreement dated as of July 15, 1994 by and among Global Spill Management, Inc. and Michael G. Thibodeau, Edgar J. Thibodeau and William Brewster, filed as an exhibit to the Company's Current Report on Form 8-K dated July 27, 1994 and incorporated herein by reference.

10.98 Employment Agreement dated as of July 15, 1994 by and between Global Spill Management, Inc., Land N Sea Environmental Services, Inc. and Michael G. Thibodeau, filed as an exhibit to the Company's Current Report on Form 8-K dated July 27, 1994 and incorporated herein by reference.

10.99 Promissory Note dated July 15, 1994 in the principal amount of $56,092, payable to Edgar J. Thibodeau, filed as an exhibit to the Company's Current Report on Form 8-K dated July 27, 1994 and incorporated herein by reference.

11.1 Security and Surety Agreement dated July 15, 1994 in favor of Edgar J. Thibodeau, filed as an exhibit to the Company's Current Report on Form 8-K dated July 27, 1994 and incorporated herein by reference.

11.2 Non-Negotiable Promissory Note dated October 1, 1994 in the principal amount of $1,050,000, from (ITI) Glendale, Inc., as maker, to the Company, as payee.

11.3 Non-Negotiable Promissory Note dated October 1, 1994 in the principal amount of $177,000, from Corporate Relations Group, Inc., as maker, and the Company, as payee.

11.4 Lease Agreement dated July 1, 1993 between Jan and Ellen Valeriano and Environmental Disposal Options Corporation.

11.5 Lease Agreement dated January 14, 1994 between Vincent and Marion Falabella and Land N Sea Environmental Services, Inc.

11.6     Lease   Agreement   dated   November   11,  1993   between   Thomas  W.
         Morellit/Marchwood Shopping Center and Professional Pipe Services, Inc.

11.7 Plan and Agreement of Reorganization as of October 1, 1994 by and among Global Spill Management, Inc. and Ray K. Kerwood, Thomas V. D'Angelo, Penelope Kearns-Miller, Dennis C. Fry, and Michael T. Kelly, filed as an Exhibit to the Company's Current Report on Form 8-K dated October 1, 1994, and incorporated herein by reference.

11.8 Stock Restriction Agreement dated as of October 1, 1994 by and among Global Spill Management, Inc. and Ray K. Kerwood, Thomas V. D'Angelo, Penelope Kearns-Miller, Dennis C. Fry, and Michael T. Kelly, filed as an Exhibit to the Company's Current Report on Form 8-K dated October 1, 1994, and incorporated herein by reference.

11.9 Employment Agreement dated as of October 1, 1994 by and between Global Spill Management, Inc., Professional Pipe Services, Inc. and Thomas V. D'Angelo, filed as an Exhibit to the Company's Current Report on Form 8-K dated October 1, 1994, and incorporated herein by reference.

11.91 Mortgage dated October 4, 1993 between Ray K. and Donna Kerwood, as Mortgagors and Professional Pipe Services, Inc., as Mortgagee.

16.1 Resignation of Jody M. Weber as auditor for Happy Mergers, Inc., dated January 6, 1992, filed as an exhibit to the Company's Form S-18 Registration Statement (File No. 33-37546-NY) on March 16, 1992 and incorporated herein by reference.

22.1     Updated List of Subsidiaries of Company as of October 1, 1994.

27.1     Financial Data Schedule (Electronic filing only)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on October 13, 1995.

                                    GLOBAL SPILL MANAGEMENT, INC.

                                    By:  /s/ Karl Schwab
                                       --------------------------------
                                           Karl Schwab, Chairman of
                                           the Board, President and Director


      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on October 13, 1995, including a majority of the Board of Directors of the Company.

Signatures                          Title                               Date

/s/ Karl Schwab
--------------------------
Karl Schwab                 Chairman of the Board, President    October 15, 1996
                            and Director                        ----------------


/s/ Roger Imperial
--------------------------
Roger Imperial              Director                            October 15, 1996
                                                                ----------------


/s/ George Weast
--------------------------  Chief Financial Officer,            October 15, 1996
George Weast                And Assistant Secretary             ----------------
                            Secretary and Director


/s/ Charles Chillingworth
-------------------------   Director and General Counsel        October 15, 1996
                                                                ----------------