Form 10KSB
period 1996-06-30
GLOBAL SPILL MANAGEMENT INC /NV/
filed 1997-02-21
CIK 888702

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB
(Mark One)
          [x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 1996
OR
          [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                 SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

                           Commission File Number 0-20317
                                 __________________

                           GLOBAL SPILL MANAGEMENT, INC.
                 (Exact name of registrant as specified in its charter)
         Nevada                                        88-0270266
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                   Identification No.)

   2300 Computer Avenue (Bldg. G-25), Willow Grove, Pennsylvania 19090
     (Address of principal executive officers, including zip code)

    Registrant's telephone number, including area code:  (215) 830-1351
                                ________________

         Securities registered pursuant to Section 12(b) of the Act:
                                      None

         Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock ($.001 Par Value)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                   x
                Yes _                                           No _


         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporation by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K SB [].

        The issuer's revenues for the year ended June 30, 1996 were $17,043,156, all of which were from discontinued operations.

        As of February 12,1997, 2,516,463 shares of Common Stock ($.001 par value) were issued and outstanding and fully paid and non-assessable. The aggregate market value of the Common Stock held by non-affiliates was approximately $627,901, determined by the closing sale price on that same day based upon 2,511,602 shares owned by non-affiliates.

                         TABLE OF CONTENTS

Part I

     Item  1.   Business

     Item  2.   Properties

     Item  3.   Legal Proceedings

     Item  4.   Submission of Matters to a Vote of Security Holders

Part II

     Item 5. Market for Registrant's Common Equity and Related Stockholders Matters

     Item  6.   Management's Discussion and Financial Analysis

     Item  7.   Financial Statements

     Item 8. Changes in and Disagreements with Accountants and Accounting and Financial Disclosures

Part III

     Item  9.   Directors, Executive Officers, Promoters and Control Persons:
                Compliance with Section 16(a) of the Exchange Act

     Item 10.   Executive Compensation

     Item 11.   Security Ownership of Certain Beneficial Owners and Management

     Item 12.   Certain Relationships and Related Transactions

Part IV

     Item 13.   Exhibits and Reports on Form 8-K

                     PRELIMINARY STATEMENT
              (as of the date of the filing hereof)


1. This form 10-KSB is being filed by Global Spill Management, Inc. ("Global") with the Securities and Exchange Commission (SEC) upon the assumption and for the reasons that:

    a) the Form 10-K purportedly filed by Global with the SEC in October, 1996, was ineffective and deficient (and is specifically disavowed) in that such filing (prepared and filed by counsel for Phoenix Wrecking Corporation (Phoenix)) (i) was an improper filing because it was not in compliance with General Instruction D to Form 10-K and, therefore, not authorized to be filed on behalf of Global, and (ii) contained
        (a) no audited Global financials for the fiscal year ended June 30, 1996, (b) inaccuracies and misleading information concerning Phoenix and the then existing agreement and relationship between Global and Phoenix, and (c) the signatures thereto of designees of Phoenix who did not then constitute a majority of the Global Board of Directors or represent a duly appointed officer of Global; and,

    b) this Form 10-KSB contains all information relevant to Global during the period July 1, 1995, through and including the date hereof.

2.  It is important to reiterate here that Global is a non-operating
    "shell" corporation.   Although Global's remaining liabilities are
    minimal as of February 12, 1997, the bulk of Global's assets are represented by non-liquid tangibles that require collection or sale in order to realize the cash value of their carrying costs.

3. The present management of Global consists of Messrs. David R. Stith and Herbert S. McDonald (directors) and Ms. Desiree L. Pierson (Assistant Secretary). Mr. Stith has executed this Form 10-KSB in his capacity as interim President of Global. (See "Legal Proceedings" herein for information concerning the one item of dispute that must be resolved before Mr. Stith is able to assume the office of President of Global.)

4. Global has instructed its special securities counsel to prepare, file and prosecute three separate and instinct lawsuits for and on behalf of Global and its shareholders. The lawsuits have been and will be filed against

    (i) former General Counsel for filing two improper Form S-8
        Registration Statements with the SEC and causing to be issued an aggregate of 1,135,000 shares of Global Common Stock pursuant thereto (filed December 20, 1996);

    (ii)the recipients of such 1,135,000 shares for unjust enrichment,

        for absence
        of consideration and for conspiracy to defraud
        Global in receiving and selling all such 1,135,000 shares (filed December 27, 1996); and,

    (iii)the diverse persons who have engaged in a concerted effort to utilize Global as the vehicle to (a) seek financing by means of an offshore offering (Reg S) transaction in order to (b) enrich Phoenix (and the principals and associates thereof) at the expense of Global and its shareholders. In addition, such third lawsuit will also allege that such persons also engaged in a conspiracy to depress the market value of Global Common Stock by actively and deliberately arranging with certain broker- dealers and market-makers to short Global Common Stock upon the specific premise that such short selling would be covered by the delivery of Reg S stock. Finally, such conspiracy also entails an active effort to force Global out of business, thereby completing the short sale process.

5. The financial statements included herein are audited for the two fiscal years ended June 30, 1996 and 1995. The footnotes to such financial statements must, therefore, reflect all matters that are covered by such two years' audit. In that connection, shareholders are reminded that many of such footnotes have historical value only and that, in terms of the financial condition of Global as of the date hereof, reference should be made to the body of this Form 10-KSB as well as to Form 10-QSB for the quarters ended September 30 and December 31, 1996.

6. Global intends to concentrate upon the prosecution of the legal matters referred to in paragraph 4 hereinabove and to continue to
    reduce all of its available assets to cash.   Management believes
    such two objectives, if realized, will best serve the interests of Global shareholders. The Plan of Reorganization (the "Plan") detailed in this Form 10-KSB has been substantially completed. Except for the prior acquisition of Phoenix such Plan would have been realized in full. Management has no reservations in expressing the belief that Phoenix' advisers utilized Phoenix to perpetrate a gross fraud upon Global, in that Phoenix (a) was not capable of being audited for the period ended June 30, 1996, (b) was not as represented in the previous audited financial statements delivered to Global by Phoenix' advisers prior to the acquisition thereof, and (c) was the instrumentality utilized to effect a concerted conspiracy to obtain Global Common Stock, to sell such stock and to orchestrate a massive short selling campaign intended to depress the value of Global Common Stock to the advantage of Phoenix' advisers and their market-maker, broker-dealer conspirators. Global will utilize all means at its disposal to attempt to compensate its shareholders. The Preliminary Statement must be read in conjunction with the information set forth hereinafter under the caption "The History of the Proposed
    Transaction with Phoenix."

                                 PART I

Item 1. Description of Business

    Global Spill Management, Inc., a Nevada corporation (hereinafter referred to as Global), was organized under the laws of the State of Nevada on September 26, 1990, under the name Happy Mergers, Inc. ("Happy Mergers"). On November 25, 1991, Global Spill Management,
Inc., a Delaware corporation organized on June 12, 1991, was merged with and into Happy Mergers. Happy Mergers, which was the surviving corporation, changed its name to Global Spill Management, Inc.

PLAN OF REORGANIZATION

     In April, 1996, because of a demonstrable inability to meet its debts as they matured, Global and its designated financial advisors determined to undertake a comprehensive Plan of Reorganization (the "Plan"). Such Plan included the (a) sale of the four operating subsidiaries for cash consideration only, (b) liquidation of the debt due to the senior secured creditor (Meridian Bank), (c) elimination of debt in its entirety, and (d) reclassification of the issued and outstanding shares of Common Stock. The Plan also included the acquisition by Global of a going business, one that would permit Global to satisfy the then continuous listing standards of NASDAQ (on which Small Cap market shares of Global Common Stock were listed). The results of the implementation of the Plan were as follows:

Sale of Subsidiaries

On June 28, 1996 (as to three subsidiaries) and effective June 30, 1996 (as to one subsidiary), Global sold either the capital stock or the assets (subject to liabilities) of its then four operating subsidiaries. The proceeds of such four sales amounted to $980,000. Such $980,000, plus $170,000 paid by Global, plus $50,000 paid prior to September 30, 1996, by one of its former subsidiaries, amounting in the aggregate to $1,200,000, was paid to Meridian Bank in full and complete satisfaction of the secured indebtedness of Global to Meridian Bank in the principal amount of approximately $1,480,000 (including accrued interest as at June 30, 1996). Global was a co-maker and co-guarantor of the Note of a former subsidiary, in the principal amount of $100,000, issued to Meridian Bank under date of June 28, 1996. Such note provided for a discount of $50,000 if paid prior to September 30, 1996. The co-maker paid such $50,000 prior to September 30, 1996; Global repaid $37,500 of such $50,000 to the co-maker prior to
September 30, 1996. The balance of $12,500 is being withheld by Global pending the resolution by the co-maker of certain litigation to which each of the co-maker and Global is a party (and which Global believes is the responsibility of the co-maker pursuant to the June 28, 1996,
sale  agreement).   Meridian Bank released its lien and executed a
General Release in favor of  Global  on June 28, 1996.

As a result of such sales, Global ceased to be an operating company.

Elimination of Debt

In addition to the discharge of all obligations due to Meridian Bank, Global also undertook the elimination of all other debt. Employment contracts (under which Global was obligated in the amounts of $1,230,600 for 1996 and $848,000 for 1997, respectively), were terminated, lease obligations were canceled and general, unsecured creditors (other than those owed minimal amounts or those professionals and firms continuing to provide necessary services for Global), were resolved with an offer of 37.5 cents on the dollar.

Giving effect to (a) the satisfaction of the indebtedness due Meridian Bank and (b) the liabilities assumed by the purchasers of the four operating subsidiaries, being treated herein as having occurred on June 28, 1996, Global remained, as of June 30, 1996, with fixed liabilities of $591,000. Commencing in July 1996, Global, as an alternative to creditor proceedings that would have involved legal and accounting costs disproportionate to the dollar amount of its remaining liabilities, commenced a voluntary plan of payment at a discount. Creditors were offered an immediate settlement equal to 37.5% on the dollar (except for claims under $100 (which were liquidated in full)). Such offer, denominated as a common law composition, required that all creditors be treated equally. Such offer resulted, as of October 1, 1996, in $565,000 in the aggregate of claims being settled for the sum of $238,000. As of January 31, 1997, total liabilities of Global were approximately $150,000, of which $130,000 is represented by the claim of one creditor (Global's former securities counsel) with whom Global is in litigation. Global intends to assert counterclaims with respect to certain of the legal work performed by such creditor. (See "Legal Proceedings" hereinafter.)

To assist Global in the completion of its internal reorganization plan adopted on June 28, 1996, including the sale of the operating subsidiaries, the liquidation of the senior secured creditor, the composition plan with general unsecured creditors, the obtaining of a funding commitment for a minimum of $900,000, and the termination of employment contracts, lease obligations, acquisition debt and sundry other payables, Global retained the law firm of Adelman Lavine Gold & Levin and The Fulcrum Group and IDIICO (as consultants) to assist in the implementation and resolution of these matters. From June 28, 1996, through December 31, 1996, the law firm has billed $70,357 and has been paid $46,567; and the Fulcrum Group has billed $56,250 and has been paid in full. In addition, Global retained its former CFO to bring its books and records current, discharge accounting obligations incurred pursuant to the contracts of sale of the four subsidiaries and provide the accounts payable information incident to the composition of the claims of general, unsecured creditors. From June 28, 1996, through the date hereof Global paid such former CFO the sum of $53,612. (See Part III, Item 9, hereinafter.)


As of the date hereof, Global has total indebtedness of approximately $150,000, which includes one creditor in the amount of $130,000. Such amount does not encompass any sums Global may be forced to pay as a result of current litigation. (See "Legal Proceedings" hereinafter.)

Acquisition of Phoenix

Because Global would not, as a result of such Plan, (a) be an operating company, and (b) remain in compliance with NASDAQ continuous listing requirements, Global, on June 28, 1996 (the date on which the sales of the operating subsidiaries was effected), agreed to acquire 100% of the issued and outstanding shares of capital stock of Phoenix Wrecking Corporation (Phoenix), a New York corporation which was also engaged in the remediation business. The proposed acquisition of Phoenix, which was publicly announced on July 1, 1996, was rescinded nune pro tunc on November 6, 1996.

On June 28, 1996, the Global Board adopted resolutions providing for the purchase of 100% of the capital stock of Phoenix. Phoenix was acquired in exchange for an aggregate of 6 million shares of Global Common Stock issued July 10, 1996. On June 28, 1996, two of the five members of the Board of Directors of Global were replaced by designees of Phoenix (Karl Schwab and Roger Imperial) and Mr. Schwab was named President (and CEO) of Global. It is a matter of dispute whether, on September 30, 1996, two additional Phoenix nominees were appointed to the Board (Charles Chillingworth, Esq. and George Weast).

Since the shareholders of Phoenix gained voting control of Global pursuant to the acquisition, Phoenix became the acquiring company. Accordingly, the acquisition of Phoenix which was to have been accounted for as a reverse acquisition wherein the acquired company (Phoenix) would have been deemed to have acquired the acquiring company (Global). Staff Accounting Bulletin Topic 2 Item (A)(2) and APB Opinion 16, Paragraph 70, under GAAP, states that:

        "Acquiring Corporation...The Board concludes that presumptive evidence of the acquiring corporation in combinations effected by an exchange of stock is obtained by identifying the former common stockholder interests of a combining company which either retain or receive the larger portion of the voting rights in the combined corporation. That corporation should be treated as the acquired unless other evidence clearly indicates that another corporation is the acquirer. For example, a substantial investment of one company in common stock of another before the combination may be evidence that the investor is the acquiring corporation."

(See "The History of the Proposed Transaction with Phoenix" hereinafter.)

Common Stock Reconciliation


The reclassification of the Common Stock also contemplated by the Plan took the form of two Amendments to the Articles of Incorporation. Such Amendments, filed on May 13, and July 2, 1996, changed the authorized and unissued and the issued and outstanding shares of Common Stock as follows: an aggregate of 25,000,000 shares of Common Stock were authorized for issuance and an aggregate of 18,493,980 issued and outstanding shares of Common Stock were changed into 616,463 shares on the basis of a 30-1 reverse split. All Common Stock numbers referred to hereinafter give effect to such 30-1 reverse split.

Between July 1, 1995 and June 30, 1996, Global sold securities as follows:

    a) In September, 1995, Global sold an aggregate of 27,500 shares of Common Stock for the sum of $220,000;

    b)  In October, 1995, Global sold a $100,000 Convertible
        Debenture; and,

    c) In April, 1996, Global sold a $350,000 Convertible Debenture. (Subsequent thereto, Global has received additional funding aggregating $591,500 in disposable proceeds through and including January 31, 1997.)

Excluding the transactions initiated by Phoenix and described hereinafter, Global has, since June 30, 1996, caused the following shares to be issued:

(616,463 issued and outstanding giving effect to the May 13, 1996, Amendment to the Articles of Incorporation):

100,000 shares being deemed to have been issued on June 28, 1996, upon conversion of a Convertible Debenture (in the principal amount of $50,000) issued in 1992 (plus all accrued interest thereon, the cancellation of a long-term employment contract having a remaining liability of $43,750 and the forgiveness of accrued interest of $2,500); and,

750,000 shares (being deemed to have been issued on June 28, 1996), 250,000 shares (on August 19, 1996), and 800,000 shares (on October 13,
1996), the aggregate having been issued in exchange for cash value of $941,500, plus a commitment to fund such additional amount as is necessary to discharge the remaining liabilities of approximately $150,000 existing as of the date hereof, and to continue to fund current, on-going expenses.

As of the date hereof, therefore, Global has an aggregate of 2,516,463 shares of its Common Stock validly issued, fully paid and non-assessable.


The History of the Proposed Transaction with Phoenix

During the period subsequent to June 28, 1996, in which two nominees of Phoenix served on the Global Board and a nominee of Phoenix was appointed President of Global, and three directors of Global remained on the Board of Global, it was intended that, until all required SEC and NASDAQ filings were effected, until a Form 10-K (with fully audited financials) would be filed by Global for its fiscal year ended June 30, 1996 (consolidated with Phoenix), and until Rule 14f-1 promulgated under the Securities Exchange Act of 1934 (the "1934 Act") was complied with, Phoenix would be operated as a wholly-owned subsidiary of Global, would (by virtue of the reverse merger) designate counsel and accountants to and for both Global and Phoenix, and would undertake no transactions not in the ordinary course of business. Phoenix did in fact name such counsel and accountants. However, despite the fact that no meetings of the Board of Global were held subsequent to June 28, 1996, and prior to September 30, 1996 (the validity of which meeting is questionable), the nominees of Phoenix to the Board of Global and the nominee of Phoenix as President, executed, in the name of and on behalf of Global, the following documents and caused to be issued the following shares:

    a) two Form S-8 filings with the SEC, on each of August 2 and September 19, 1996, pursuant to which an aggregate of 385,000 shares and an aggregate of 750,000 shares, respectively, were issued to persons selected by Phoenix. (Generally speaking, Form S-8 provides a mechanism by which shares may be registered under the 1933 Act for services to be rendered pursuant to an employee benefit plan). At the time each such Form S-8 was filed with the SEC, Global was not then "current" in its filings with the SEC; therefore, pursuant to the General Instructions to the use of Form S-8, such Form was not available to Global as a means of registering securities under the Securities Act of 1933 (the "1933 Act"). In addition, no meetings of the Board of Global were held between June 28, 1996, and September 30, 1996 (the validity of which meeting is in dispute), at which action would be required to have been taken by the Board both to authorize such Form S-8 filings and to provide the necessary resolutions to permit the Transfer Agent to issue the aggregate of 1,135,000 shares purportedly registered pursuant to such Form S-8 filings. Such filings were prepared and filed by the law firm selected by Phoenix to become counsel to Global. (The same law firm filed, on October 4, 1996, the Form 8-K required to have been filed within fifteen days of June 28, 1996, to render Global "current" in its filings.) On October 18, 1996, Global brought this matter to the attention of the SEC when Global sought permission to withdraw such two Form S-8 filings;


        Global believes that, to the extent any of such aggregate of 1,135,000 shares registered pursuant to such two Form S-8 filings may have been sold, the sellers thereof are required to rescind such sales, return the consideration received therefor and return the shares to Global for cancellation. To the extent that any of such 1,135,000 shares may not have been sold, Global, on October 21, 1996, advised its Transfer Agent to
        impose stop transfer instructions thereagainst.   Global has
        made full disclosure, both orally and in writing, to each of the SEC and NASDAQ with respect to the two S-8 filings; and,

    b) Under date of September 26, 1996, the Phoenix nominees caused to be issued an aggregate of 1,564,000 shares of Global's Common Stock. Such shares were issued in the name of six different persons. The six names were furnished to Phoenix by Suisse Capital Complex (Suisse) of Indianapolis, Indiana. On October 21, 1996, Global surrendered for cancellation all of such 1,564,000 shares. Phoenix simultaneously advised Suisse that it had taken such action because, upon information and belief, the six different persons had violated

        Regulation S in that the six were "affiliates" and were required to file a 13(d) with the SEC (and did not) and because, the total amount of funding ($2 million) not having been received by Phoenix, the issuance had never "come to rest" and that a continuous offering may not be the basis for a Regulation S exempt transaction. Not- withstanding, Suisse has instituted proceedings seeking the recovery of the $1.3 million on the basis that the Phoenix designees issued Global Debentures to Suisse in that amount.

When it became apparent that Phoenix would be unable to deliver a timely audited financial statement to Global, would be unable to file a timely Form 10-KSB with the SEC (with audited financials), would be unable to meet the representations made by Phoenix in the June 27, 1996, acquisition agreement with Global, and would be unable to assist Global in any meaningful manner, the Phoenix nominees to the Global Board caused to be issued a press release, dated October 25, 1996. Such press release announced that, of the 6 million shares of Global originally issued for Phoenix, an aggregate of 2 million thereof would be retired and the balance (4 million) would be converted into Convertible Preferred Stock (with no conversion permitted for one year).

On or about October 20, 1996 (with the imminent expiration of the thirty-day extension requested by Global from NASDAQ in which to file its 10-KSB for June 30, 1996), it became obvious that there existed no possibility of obtaining a Phoenix audit for the period ended June 30, 1996. Accordingly, on November 6, 1996, the Global-Phoenix transaction was rescinded nune pro tunc, the Phoenix designees to the Global Board resigned and Karl Schwab resigned as President of Global. Such rescission was intended to cancel the Phoenix-Global transaction as if the same had never occurred.

The references in this subsection to the questionable and disputed Board meeting of Global on September 30, 1996, are attributable to Rule 14f-1 promulgated under the 1934 Act. Briefly stated: Rule 14f-1 provides that if, pursuant to any arrangement or understanding with the person(s) acquiring securities in a transaction subject to Section 13(d) of the 1934 Act, any persons are to be named to the Board of the issuer and who thereby will constitute a majority of the Board, and no meeting of the shareholders is called to cause such election to the Board, a Proxy Statement complying with Regulation 14A of the 1934 Act
must be filed with the SEC.   This was why, on June 28, 1996, only two
nominees of Phoenix were appointed to the Global Board and three nominees of Global previously on the Board remained as directors. This is also why no purported meeting of September 30, 1996, could have validly appointed any additional Phoenix nominees to the Global Board. (The transaction that is subject to Section 13(d) of the Act is the issuance of the 6 million shares of Global stock to the shareholders of Phoenix on July 10, 1996, of which 6 million shares 4 million shares were issued to Begonia Corporation (a company controlled by the majority shareholders of Phoenix)). Such 4 million shares represented more than five (5%) percent of the issued and outstanding shares of Global Common Stock commencing on July 10, 1996, and lasting until such shares were cancelled on or about October 21, 1996. (And even when cancelled on or about October 21, 1996, such shares were to be converted into $4 million principal amount of Preferred Stock itself convertible into 4 million shares of Common Stock.) Begonia only ceased to be a party subject to the filing requirements of

Section 13(d) when the transaction between Global and Phoenix was rescinded nune pro tunc on November 6, 1996.

Upon the assumption that the 1,197,500 shares of Global still not returned for cancellation (out of the 6 million shares originally issued on July 10, 1996, for Phoenix) may be cancelled because the transaction with Phoenix has been rescinded nune pro tunc, and upon the further assumption that the aggregate of 1,135,000 shares issued pursuant to the two improperly filed Form S-8 filings are not validly issued, fully paid and non-assessable because such shares either were not registered for public sale, or were issued without consideration (because no services were rendered to Global by the recipients), or were not authorized to be issued by the Global Board, the result is that Global would have an aggregate of 2,516,463 shares of its Common Stock validly issued, fully paid and non-assessable as of the date hereof.

Item 2. Properties

     Since June 28, 1996 (the date on which Global divested itself of all of its operating subsidiaries), the principal offices of Global have been located at 2300 Computer Avenue (Bldg. G-25), Willow Grove, Pennsylvania 19090, on a month-to-month leasehold basis. Such premises have been occupied by Global's former Chief Financial Officer principally for the purposes of completing the June 30, 1996, audited and September 30, 1996, unaudited (first quarter) financial statements, closing-out the books and accounts of the subsidiaries disposed of on June 28, 1996, resolving the remaining creditor claims, and assisting in the preparation of the June 30, 1995, and 1996 tax returns. Global does not expect to continue such lease after the date of the filing hereof.

     Global owns a 2,400 square foot office building and garage (400 feet) located on approximately 10 acres of land (waterfront property) in Camden, New Jersey. Global intends, upon the resolution of certain environmental issues, to offer such parcel and building and garage for sale for cash.

Item 3. Legal Proceedings

     Global is a defendant in several lawsuits in which the principal defendant is the former Global subsidiary that performed allegedly negligent remediation work for the particular plaintiff. Global is vigorously defending all such suits, on the basis that Global is not a proper party defendant because Global entered into no contractual relationship with the particular plaintiff and bears no responsibility to such plaintiff.

     Prior to June 30, 1995, Global (upon the advice of former counsel that sales of Common Stock for promissory notes was legal under Nevada law), sold to Corporate Relations Group, Orlando, Florida (CRG), and to Financial Asset Management, Phoenix, Arizona (FAM), 1,150,000 and 300,000 shares, respectively, of Global's pre-reverse split authorized and unissued Common Stock. CRG is indebted to Global today in the amount of $677,000 and FAM is indebted to Global today in the amount of $209,375, each such amount representing the remaining balance on the purchase price for such shares. Global believes that all such shares have been sold by CRG and FAM. Global has instructed counsel to pursue diligently the collection of both amounts.


     On August 30, 1995, Global sold an aggregate of 750,000 shares of its pre-reverse split, authorized and unissued Common Stock to Fondo de Adquisiciones E Inversionnes (FONDO), a Costa Rican entity, for the sum of $220,000. Such shares were sold pursuant to a purchase agreement that provided for the filing of a Registration Statement on Form S-3 pertaining thereto. When such filing could not be timely effected, an additional 75,000 shares were issued to FONDO (the penalty for non-filing provided for in the purchase agreement). On October 19,

1995, FONDO executed an Offshore Securities Subscription Agreement, thereby converting the transaction into a Regulation S (Reg S) transaction. The $220,000 received by Global was paid to American Marine, Inc. (AMI) pursuant to a contract entered into by Global with AMI to acquire the latter. Global's sale of Common Stock to FONDO was arranged by CRG; and counsel for CRG executed the documents delivered to Global by FONDO. Global apparently received assurances from CRG that Global would be paid the outstanding promissory notes previously issued to Global by CRG, as well as that CRG would assist Global in obtaining the balance of the AMI purchase price. CRG arranged that CKN Holding Corporation (CKN) would provide the funding required by Global for the completion of the AMI purchase. To accomplish such funding, Global issued to CKN an aggregate of 5,274,818 shares of pre-reverse split, authorized, unissued Global Common Stock. CRG failed to pay the remaining balance on its promissory notes to Global and CKN failed to provide any funding for Global. (The CKN shares were retired by Global on August 14, 1996.) Global, as a direct result of such failures, defaulted in its obligations to AMI and, thereby, forfeited the sum of $220,000 deposited with AMI.

     In July 1996, FONDO instituted an action against Global in Florida state court seeking the return of $220,000. Global has filed a motion to dismiss the Florida action on jurisdictional and procedural grounds. That motion is pending as of the date hereof. The gravamen of FONDO's complaint appears to be that Global failed to register the 825,000
shares under the 1933 Act.   Global's position is that the agreement
with FONDO provided solely and exclusively for the issuance of an additional 75,000 shares of Global Common Stock by Global to FONDO and for no monetary compensation. Subsequent to the initiation by FONDO of its Florida action, Global discovered documents indicating that, under date of December 29, 1995, Global, FONDO and CKN entered into an agreement pursuant to which FONDO agreed to sell its shares to CKN for the sum of $354,750 and to release Global from any other claims by FONDO.

     Dependent upon the resolution of the presently pending motion to reargue the motion to dismiss, Global intends to assert, either in the pending action or in any other action commenced by FONDO or in a separate action to be instituted by Global, that FONDO, CRG and CKN were and are "affiliates" (as that term is defined by the 1933 Act), that CRG has not liquidated its own promissory note to Global, that CRG and CKN are directly responsible for Global's loss of the sum of $220,000 deposited with AMI, and that FONDO, CRG and CKN violated Rule 10b-5 promulgated under the 1934 Act in failing to apprise Global of the relationship between FONDO and CRG and in failing to advise Global that CKN had no demonstrable ability to provide the balance of the financing necessary to complete the AMI transaction.


In September, 1996, Global was sued for the sum of $130,000 by its
former securities counsel.   At a meeting held on November 15, 1996,
with such law firm, Global again proposed that such law firm accept the 37.5% settlement accepted by virtually all other general, unsecured creditors. (See Plan of Reorganization hereinabove.) Global also advised such law firm that, were the matter to proceed, at least five specific transactions to which Global was a party and which were undertaken during the period such law firm represented Global, would be asserted by Global as affirmative defenses and/or counterclaims to such law firm's claim. As of the date hereof, Global has received an extension of time in which to file its answer to such complaint, during which period of time Global is to furnish such law firm with additional information relevant to the proposed settlement offer and claims to be asserted in defense of the action.

Global has been threatened with litigation by Peter V. White, a former Global Executive Vice President, Chief Financial Officer and Treasurer. Mr. White (through his attorneys) has demanded payment to him by Global of amounts allegedly due pursuant to a termination agreement entered into between Mr. White and Global upon Mr. White's resignation of all positions with Global as of June 30, 1995. (Global's alleged liability under such termination amounts to $57,000.) Mr. White deferred instituting such litigation, upon information and belief, until Global, as of September 30, 1996, discharged the sum of $98,816 due and payable by Global to Great West Indemnity (GW). GW had been Global's medical insurance carrier for all covered employees of Global. Prior management had defaulted in Global's monetary obligations to GW. The Plan of Reorganization included the resolution of all amounts due GW; the $98,816 was paid to GW; and all employee medical claims through and including April 30, 1996 (the GW cut-off date (with notification thereof tendered to all Global employees)) are now being paid by GW. One of such claimants is Mr. White; and he is expected to receive an amount in excess of approximately $102,904 from GW. Global had advised counsel for Mr. White that, apart from causing GW to pay Mr. White's medical claims, Global will make no further payments of any kind whatsoever to Mr. White, that the termination agreement between Mr. White and Global is ultra vires, and that counterclaims will be asserted against Mr. White by Global (should litigation be instituted by the latter) raising matters commencing in 1992 (to the extent that the same are not barred by any relevant Statue of Limitations).

Global has been advised by David R. Stith, a director, that Mr. Stith has claims against Global for unpaid medical expenses and for amounts due pursuant to an employment contract with a subsidiary of Global.
The amount claimed thereunder is $150,000. All amounts due Mr. Stith pursuant to his claim for medical expense reimbursement have been paid. (See the paragraph immediately preceding.) On June 28, 1996, the Board adopted a resolution pursuant to which the Camden, New Jersey, property (see Item 2 hereinabove) owned by Global would be transferred to Mr. Stith in exchange for a General Release from Mr. Stith. Mr. Stith later rejected such offer. (See the discussion in Item 7 hereinafter concerning Global's guaranty of obligations of former subsidiaries.) On November 15, 1996, the Board and Mr. Stith agreed to offset the employment claim against the cancellation of a note receivable from Mr. Stith. (See Item 13 hereinafter concerning the previous note payable by Mr. Stith, in the amount of $169,000, to Global.)

In November 1996, Global was sued by Alpine Petroleum Company/Raymond Kerwood (Plaintiff) pursuant to a certain consulting agreement entered into between Global and Plaintiff on December 1, 1994. Plaintiff
claims it is due the amount of $51,000 through August 1,  1996.   Global
intends to defend vigorously such lawsuit upon the basis that such consulting agreement was entered into in connection with Global's acquisition of Professional Pipe Services Corporation (Propipe) on December 1, 1994; that such consulting agreement was a disguised attempt to increase the acquisition cost of Propipe by Global; that Common Stock of Global was issued to Plaintiff as a shareholder of Propipe (and that Plaintiff executed a Stock Restriction Agreement) with respect to the shares of Global Common Stock received by Plaintiff as a shareholder of Propipe; that Plaintiff performed no services for Global pursuant to such consulting agreement; that the execution and delivery of the disputed consulting agreement to Plaintiff was an ultra vires act on the part of Global; that Plaintiff has been fully compensated by its receipt of shares of Global Common Stock in exchange for its interest in Propipe; and that (in any event) the sale by Global of Propipe to the latter's former principal shareholder on June 28, 1996, effectively rescinded such alleged consulting agreement. (See the discussion in Item 7 hereinafter.)

On November 6, 1996, judgment was entered against Global in the amount of $37,500 in favor of Walter Benjamin (WB) by a New Jersey Superior Court. WB had been a judgment creditor of American Industrial Marine Services, Inc. (AIMS). Global had purchased AIMS on February 9, 1993, in exchange for shares of Global Common Stock. During the period in which Global owned AIMS the latter suffered significant operating losses. On April 4, 1994, Global sold AIMS to Omnicorp Corporation
(OMNI) in exchange for a $200,000 promissory note and shares of OMNI capital stock. The $200,000 note was issued in connection with Global's simultaneous injection of an additional $200,000 in cash into AIMS. When such $200,000 note was not paid, OMNI caused AIMS to convey a
parcel of real estate in Plainfield, New Jersey, to Global.   WB  was
able to convince the New Jersey Superior Court that such conveyance represented a fraudulent conveyance. Global has not yet determined
whether to appeal the judgment.   Global  believes that the value of the
parcel exceeds the amount of the judgment.

In November, 1996, Global was sued by Suisse in New York State Supreme
Court (trial  court).   Suisse alleges that it funded $1.3 million upon
the receipt of Global Debentures executed and delivered to Suisse by the Phoenix designees. Suisse further alleges that such amount was wire transferred to a Phoenix account maintained in a Queens County,

New York, bank. Global held no Board meetings between June 28 and September 30, 1996 (the later being disputed): and, the minutes prepared for such disputed meeting by Phoenix' designee as counsel contain no mention of Suisse, of the prior issuance of Global debentures to Suisse, or of the receipt by Phoenix of $1.3 million of Suisse funding. Global intends to defend vigorously such action, on the basis that Global's Board did not authorize any Reg S transaction or any other funding by Suisse, any Global documents delivered to Suisse were fraudulently executed and delivered by Phoenix nominees, none of the alleged Suisse funding was received by Global and the rescission agreement between Global and Phoenix specifically provides that the liability for any Suisse proceeds rests with Phoenix. (See "The History of the Proposed Transaction with Phoenix" hereinabove.)

Item 4. Submission of Matters to a Vote of Securities Holders

     The following matters were submitted to a vote of the securities holders:
     1. Election of Directors and increase of authorized shares from twenty five million (25,000,000) to forty million
        (40,000,000) shares on December 14, 1995; and


     2. On each of May 13 and July 2, 1996, pursuant to Nevada law, Global submitted for vote by a majority of its securities holders (without meeting), two proposed Amendments to Global's Articles of Incorporation. Each such proposed Amendment was approved, resulting in the authorized and unissued shares of Global Common Stock being 25 million shares and the shares of Common Stock being converted (on a 30-1 basis) into an aggregate of 616,463 shares. (See "Common Stock Reconciliation" in Part I, Item 1 hereinabove.)


                                  PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     On July 29, 1992, Global's Common Stock commenced quotation on the NASDAQ Small Cap Market (NASDAQ) under the symbol GSMI. (The symbol was changed to GEGI coincident with the May 13, 1996, Amendment to the Articles of Incorporation.) The following table sets forth the reported low bid and high asked quotations for Global's Common Stock on NASDAQ for the period July 1, 1994, to September 30, 1996. (The quarters set forth below are based on Global's June 30 fiscal year period.) Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not represent actual transactions:


                                     Bid         Ask
                                     ---         ---

Quarter Ended                        Low         High
-------------                        ---         ----

September 30, 1994                  $1 13/16     $2 1/8
December 31, 1994                    1 1/2        1 5/8
March 31, 1995                         3/4          27/32
June 30, 1995                          5/6          13/32

September 30, 1995                     3/8           7/16
December 30, 1995                      1/4          11/32
March 31, 1996                         7/32          9/32
June 30, 1996                        3 1/4         4 1/4

September 30, 1996                     11/16       8 3/4

December 31, 1996                       0.01         3/8

     (The prices stated for June 30, September 30, 1996 and December 31, 1996, give effect to the 1 for 30 reverse split effective May 13, 1996.)

     On November 26, 1996, Global's Common Stock was delisted from trading on NASDAQ, at which time Global's Common Stock commenced listing on the over-the-counter pink sheets. Such delisting was prompted by Global's inability to file a timely Form 10-K with audited financials for the fiscal year ended June 30, 1996. (In addition, the NASDAQ hearing held on November 21, 1996, raised issues relating to the issuance of the aggregate of 1,135,000 S-8 Common Stock and the Reg S transaction with Suisse. See The History of the Proposed Transaction with Phoenix hereinabove.) Having been delisted, Global is now required to meet NASDAQ standards applicable to an initial listing application. Presently, such criteria include $4 million in total assets, $2 million in capital and surplus, $1 million market value of the public float and a minimum bid price of $3 per share. There can be no assurance that Global will be able to meet such initial listing requirements, that Global's Common Stock will be included on NASDAQ even if such initial listing requirements are met, or that thereafter the requirements for continuous listing will continue to be met. In any such event, Global's Common Stock would continue to be traded on the over-the-counter pink sheets, in which event a shareholder may find it more difficult to dispose of (or to obtain accurate quotations as to the price of) Global's Common Stock.

     As of September 30, 1996, there were 2,516,463 shares of Common Stock validly issued and outstanding, fully paid and non-assessable. (See "Common Stock Reconciliation" in Part I, Item 1 hereinabove). There were a total of 448 holders of record as of December 9, 1996. Global believes, based upon available information, that there are in excess of 1,000 beneficial owners of Global Common Stock. No shares of Global's authorized Preferred Stock have ever been issued.

DIVIDENDS

     The payment of dividends, if any, by Global rests within the discretion of its Board of Directors and depends, among other things, upon Global's earnings, its capital requirements, its financial condition, as well as other relevant factors. As of the date hereof, Global has not issued or declared any dividends. Global does not anticipate paying any dividends on its Common Stock in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Global's business strategy, as discussed in previous public filings, proved to be an abysmal failure. Global's total revenues (while growing in recent years), which amounted to in excess of $19 million for the fiscal year and ended June 30, 1995, were achieved at the expense of operating profit. Global has reported net losses aggregating approximately $5 million for the three fiscal years ended June 30, 1995. The absence of operating profits dictated that Global attempt to meet its obligations by repeated resort to the equity and debt markets. Such method of financing proved to be no longer feasible after the end of the third quarter ended March 31, 1996. (See Plan of Reorganization in Part I hereinabove.)

In addition, prior management subverted Global's announced business strategy by engaging in transactions that effectively belied Global's stated business purpose. Thus: Global's announced business theory was that, because of the risks inherent in any business having environmental overtones (as, for example, see the business history of Johns Manville), Global would itself remain a non-operating holding company, actual operations would be conducted only by and through wholly-owned subsidiaries, and a firm, unimpeachable dichotomy would exist between the non-operating parent and the operating subsidiaries. This concept was substantially impaired when prior management caused Global to, among other things, guaranty the employment contracts of subsidiary managers, guaranty contractual obligations of subsidiaries and guaranty as co-surety performance/completion indemnity bonds required to be delivered by the subsidiaries in the normal course of business. None of these actions was disclosed to the independent members of the Board of Directors; and none of these actions was the subject of disclosure in previously filed public documents.

As a direct consequence of the implementation of the Plan of Reorganization described in Part I hereinabove, Global has (as of June 30, 1996) disposed of all its operations and may today be fairly characterized as a non-operating "shell" corporation. Therefore, there is no need for discussion herein of prior results of operations, of year-to-year operating results and comparisons, and of liquidity and capital resources. As of the date hereof, Global is able to meet its debts as they mature, which obligations (giving effect to the completion of the Plan of Reorganization described in Part I hereinabove) consist (except for approximately $150,000 of disputed items) exclusively of legal, accounting and miscellaneous expenses endemic to any public company.

Management believes that its principal focus today should be directed toward the (a) realization of the cash value of Global's remaining assets and (b) acquisition of a going concern that will provide stability of operation and cash flow. Management also recognizes the importance of the reliance it places upon the provider of funds previously utilized to liquidate creditor claims to fulfill its commitment to furnish such additional amounts as are required to eliminate in full the remaining approximate $150,000 of creditor claims.

Item 7. Financial Statements

     Consolidated Financial Statements specified by this Item 7 are presented following Item 13., in Part IV of this report.


Item 8. Changes in and Disagreements with Accountants of Accounting and Financial Disclosure


     This Item is inapplicable.


                                 PART III

Item 9. Directors and Executive Officers of the Company

     The executive officers, directors and key personnel of Global are as follows: (the information set forth hereunder is as of June 30, 1996 (the end of the fiscal period), and gives effect to the resignations of directors whose services were terminated by Global upon the sale of the subsidiaries occurring on June 28, 1996, and to the appointment of designees of Phoenix Wrecking Corporation (see Part I hereinabove) to the Board of Directors and to the position of President having been rescinded nune pro tunc as of November 6, 1996.


Name                            Age         Positions held with the Company

Thomas D. Lewis, Sr.            51          Chairman, Chief Executive
                                            Officer and Director

David R. Stith                  69          Vice Chairman and Director

Herbert S. McDonald             61          Director

Biographies of the directors and executive officers of Global are set forth below. All directors hold office until the next annual stockholders meeting and until their successors have been elected and qualified or until their death, resignation, retirement, removal or
disqualification.   Vacancies in the existing Board are filled by
majority vote of the remaining directors.   Officers of  Global serve at
the will of the Board of Directors.

     Thomas D. Lewis, Sr. has been Chairman and Chief Executive Officer of the Company since April 20, 1994. From July 1, 1991 to April 20,
1994, Mr. Lewis served as a consultant to the Company. Mr. Lewis was the founder of Total Recovery, Inc., an environmental contracting company founded in 1979, and was its President, Chief Executive Officer and sole shareholder from 1979 to April 1994. In July 1991, the Company purchased all the environmental contracting and consulting assets and business of Total Recovery and thereafter such environmental contracting business has been conducted by GSM Environmental, Inc., the Company's subsidiary in Parker Ford, Pennsylvania. Mr. Lewis has been active in the petroleum and environmental industries for over 25 years, including transportation and disposal of hazardous and non-hazardous waste, tank removal and installation, and emergency spill response. In 1991, Mr. Lewis was the Federal appointed receiver of The Jack Frost Sugar factory in Philadelphia, Pennsylvania, overseeing the Environmental Protection Agency mandated clean- up of the defunct factory under the auspices of the Federal Bankruptcy Court.

     David R. Stith became Vice Chairman and a Director of Global on November 1, 1991, and of the Company on November 25, 1991. Mr. Stith founded Underwater Technics in 1967 and has served as its Chairman and President since such date. Mr. Stith led the crew that cleaned up the major oil spills from the tankers the "Elias," the "Mellon," and the "Athos." Mr. Stith was also involved in underwater testing for the National Aeronautics and Space Administration, and led the crew that dove for sunken treasure on the Spanish Gallon "San Jose" which sank off Colombia in 1708.

     Herbert S. McDonald became a director of Global on December 27, 1995. Mr. McDonald has, since January 1993, been the President of The Fulcrum Group, a management consulting firm specializing in the
restructuring and merger/acquisition of corporate clients.   Prior
thereto, Mr. McDonald was (since August 1990) the President (CEO) and principal shareholder of European Automotive Products, Inc., a major importer of higher end German automotive parts. Prior thereto, Mr. McDonald was the President (CEO) and principal shareholder of Fulcrum Investments, a firm making investments in manufacturing, leasing, automobile dealerships and real estate. (See Plan of Reorganization hereinabove for the amounts paid The Fulcrum Group by Global to assist in the implementation of such Plan of Reorganization.)

     No director, officer or affiliate of Global is an adverse party to Global or any of its subsidiaries in any material proceeding. (See "Litigation" hereinabove.)

Item 10. Executive Compensation

     The following table sets forth the cash compensation earned by each of Global's executive officers for the fiscal year ended June 30, 1996 (the "named executive officers"). Global became a reporting company under the Securities Exchange Act of 1934 on July 29, 1992, the effective date of its Registration Statement on Form 8-A.

     Directors who are also officers of the Company receive no
remuneration for their services  as directors, other than reimbursement
of expenses incurred in connection with such service.   It is  the
current policy of Global not to pay director's fees or other forms of remuneration to directors who are not officers of Global, other than reimbursement of expenses incurred in connection with such service as a director.

                          SUMMARY COMPENSATION TABLE

          (a)                    (b)         (c)           (d)             (e)

                                                                          Other Annual
Name and Principal Position      Year      Salary($)      Bonus($)        Compensation($)(2)
Thomas D. Lewis, Sr.             1996      183,980         ----           28,560
Chairman of the Board,           1995      178,345         ----           ----
Chief Executive Officer (1)      1994       29,920         ----           ----
(2)


Aubrey L. Pettit, Jr. (3)(2)     1996       84,502          ----           28,560
President, General Counsel       1995      163,051          ----           ----
& Secretary                      1996      155,510          ----           ----

David R. Stith                   1996       74,997          ----           ----
Vice Chairman                    1995      150,500          10,313         ----
                                 1994      150,500          ----           ----

Dana A. Kaas (3)                 1996       91,864          ----           ----
Chief Operating Officer          1995       61,242          ----           ----
                                 1994       ----            ----           ----

Robert K. Moskovitz              1996       115,000          ----           ----
Vice President - Finance         1995        13,269          ----           ----
(Resigned June 28, 1996)         1994       ----             ----           ----

__________________
(1) From July 1, 1992 to April 20, 1994, Mr. Lewis served as a consultant to the Company, at an annual consulting fee of $175,000 per annum. Mr. Lewis' employment contract was terminated on June 28, 1996.
(2) In August, 1995, Messrs. Lewis and Pettit each received 50,000 shares of pre-reverse split Common Stock of Global having a value of $28,075. None of the other named executive officers received perquisites or other personal benefits.
(3)     Employment terminated on January 3, 1996.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Prior to June 28, 1996, Global had in effect various plans designed to benefit senior management. These included a Senior Management Incentive Compensation Plan, an Equity Incentive Plan, management employment contracts, a Qualified Profit Sharing Plan and an Employee Stock Purchase Plan. Each and all of such compensation arrangements was canceled as of June 28, 1996.

Aggregate employment and consulting agreement obligations of Global for the fiscal years ending June 30, 1997 and 1998, respectively, would have amounted to $848,800 and $395,500, respectively.

The following tables set forth the number and percentage of Global's shares of Common Stock owned of record and beneficially by (a) each person or entity owning more than five percent of such shares, (b) each executive officer and director, and (c) all executive officers and directors as a group as of June 30, 1996 (giving effect to the May 13, 1996, reverse split):


Name and Address(1)(2)             Number of Shares Owned          Percentage

Thomas D. Lewis, Sr. (3)(4)(5)     23,333                          3.8%
77 Wells Road
Parkerford, PA  19457

David R. Stith (3)(4)
721 St. Davids Avenue
Warminster, PA  18974               4,861                            *

Herbert S. McDonald (6)
160 Abraham's Lane
Villanova, PA  19085                ----                            ----

All Officers and Directors
as a Group (3 persons)             23,194                           1.1%

__________________
*       Less than 1%

(1) Unless otherwise noted, Global believes that all persons named in the above table have sole voting and dispositive power with respect to all shares of Common Stock beneficially owned by them.
(2) Based on 616,463 shares of Global's Common Stock issued and outstanding at June 30, 1996.
(3) These individuals may be deemed "parents" and/or "promoters" of Global under the rules and regulations of the Securities Act by virtue of their efforts in the organization of Global.
(4)     Executive officer and director.
(5)     Owned jointly with spouse.
(6)     Director.


Item 12. Certain Relationship and Related Transactions

Employment Agreements


For information regarding former employment agreements for Messrs.
Lewis, Pettit, and Stith, see "Item 11. Executive Compensation-Employment Agreements."

Receivable

Mr. David R. Stith, the President and former majority stockholder of Underwater Technics, borrowed $169,000 from Underwater Technics prior to its acquisition by Global. Such indebtedness is evidenced by a promissory note, dated November 27, 1991, payable over a twenty year period (or upon the death of Mr. Stith, if earlier), and bearing interest on the unpaid balance thereof at the rate of 7% per annum. Such interest had been accrued through June 30, 1992, and is payable at November 30, 1996. After November 30, 1996, interest shall accrue and be paid annually. The promissory note is secured by the assignment of certain life insurance proceeds. During the year ended June 30, 1996, accrued interest amounting to $11,898 was forgiven. In December 1995, Global discontinued payment under Mr. Stith's employment contract and on June 28, 1996, the Board of Directors voted to offset Global's remaining obligation under the employment agreement by delivery of the Camden property to Mr. Stith. Mr. Stith rejected such proposal. (See "Legal Proceedings" hereinabove.) On November 15, 1996, the Board agreed to cancel Mr. Stith's obligation to Global and Mr. Stith agreed not to pursue his employment contract claim against Global.

                                    PART IV

Item 13. Exhibits, Financial Statements and Reports on Form 8-K

(a)  1.    All financial statements - see index to Consolidated
                   Financial Statements on pages __.

             2.     Exhibits - see exhibits, as indicated below, attached.

Schedules not included are omitted because they are not applicable, or are not required, or the information is shown in the Consolidated Financial Statements or the Notes thereto.

(b) The following Current Reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the last quarter of the period covered by this Annual Report on Form 10-KSB:

(i)  None.


(The following Exhibits are applicable to the period commencing July 1, 1995, and terminating as of the date of the filing of this Form 10-KSB.)

A.      Certificate of Amendment of Articles of Incorporation, filed January 26,
        1996.
B.Amendment to Articles of Incorporation, filed May 13, 1996.
C.      Amendment to Articles of Incorporation, filed July 3, 1996.
D. Agreement, dated June 27, 1996, between Registrant and shareholders of Phoenix Wrecking Corporation.
E. Rescission Agreement, dated November 6, 1996, between Registrant and shareholders of Phoenix Wrecking Corporation.
F. Memorandum from counsel to Registrant summarizing subsidiary sales effected as of June 28, 1996.
G.      Press Releases issued by Registrant since July 1, 1995.
(I)     July 1, 1996
(ii)    August 29, 1996
(iii)   September 3, 1996
(iv)    October 23, 1996
(v)     October 25, 1996        (#1)
(vi)    October 25, 1996        (#2)
(vii)   November 7, 1996

H. Disputed Form S-8 filing under the 1993 Act, dated August 2, 1996, and relating to 385,000 shares (incorporated herein by reference).
I. Disputed Form S-8 filing under the 1933 Act, dated September 19, 1996, and relating to 750,000 shares (incorporated herein by reference).
J. Disputed Form 8-K filed on October 4, 1996 (incorporated herein by reference).

27. Financial Data Schedule.

                                  SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on February 17, 1997.


                                               GLOBAL SPILL MANAGEMENT, INC.


                                               By: /s/_________________________
                                                          David R. Stith,
                                                    Acting President & Director
                                                         February 17, 1997


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 17, 1997.


Signatures                             Title                        Date

/s/                        Acting President and Director      February 17, 1997
_______________________
David R. Stith


/s/                        Director                           February 17, 1997
_______________________
Herbert S. McDonald



/s/                        Acting Principal Financial         February 17, 1997
_______________________    and Accounting Officer
Allan Esrine

                GLOBAL SPILL MANAGEMENT, INC. AND SUBSIDIARIES
                ______________________________________________

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  __________________________________________



                                                                        Page

Report of Independent Certified Public Accountants--
  BDO Seidman, LLP                                                        25

Consolidated Balance Sheets                                               26
Consolidated Statements of Operations                                     27
Consolidated Statements of Stockholders' Equity (Deficit)                 28
Consolidated Statements of Cash Flows                                  29-30
Notes to Consolidated Financial Statements                             31-45

Report of Independent Certified Public Accountants

Global Spill Management, Inc.
Willow Grove, Pennsylvania

We have audited the accompanying consolidated balance sheet of Global Spill Management, Inc. and subsidiaries as of June 30, 1996, and the related consolidated statements of operations, capital deficit, and cash flows for each of the two years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has undertaken a plan of reorganization which includes the discontinuance of all operating activities. Upon completion, the Company plans to identify and acquire other businesses.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Spill Management, Inc. and subsidiaries as of June 30, 1996, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has deficiencies in working capital and equity at June 30, 1996, potential obligations from prior environmental contracting activities and has incurred significant recurring losses in past years. These matters raise substantial doubt about its ability to continue as a going concern. That subject, as well as managements' plans in regard to liquidating its liabilities and reducing
ongoing operating expenses, are described in Note 1.   The  financial statements
do not include any adjustments that might result from the outcome of this uncertainty.

November 15, 1996
                                  25

                                                   Global Spill Management, Inc.
and Subsidiaries

       Consolidated Balance Sheet

June 30,                                                                   1996
                                                                           -----
Assets

Current assets
Cash                                            $    62,016
Net assets available for sale (Notes 2, 3 and 4)805,000
                                                                    ------------
Total current assets                                            $   867,016
                                                                    ============

Liabilities and Capital Deficit

Current liabilities
Notes payable, stockholder (Note 6)                    $ 50,000
Notes payable, bank (Notes 3 and 4)              1,134,553
Current maturities of long-term debt (Note 5)        117,255
Notes payable, other (Note 7)                        932,727
Accounts payable (Note 16)                        532,023
Accrued expenses                                281,732
                                                                    ------------
Total current liabilities                              3,048,290
                                                                    ------------

Commitments and contingencies (Notes 1, 2, 4, 6, 13, 14, 15 and 16)

Capital deficit (Notes 8, 9 and 12)
Preferred stock, $.001 par value
Authorized 5,000,000 shares, none issued     --
Common stock, $.001 par value,
Authorized 25,000,000 shares
Issued and outstanding 1,466,468          1,466
Additional paid-in capital                     12,498,463
Deficit                                            (14,681,203)
                                                                    ------------
Total capital deficit     (2,181,274)
                                                                    ------------
Total liabilities and capital deficit     $867,016
                                                                    ============
                    See accompanying notes to consolidated financial statements.

                                                   Global Spill Management, Inc.
and Subsidiaries

           Consolidated Statements of Operations


Year ended June 30,                          1996  1995
                                                        -------        --------
Revenues             $        --      $       --

Operating expenses
General and administrative expenses255,800287,850
Loss on investment and note receivable    90,000260,000
Debenture conversion expense (Note 12)        2,595,703              --
Interest expense                394,304         287,726
                                                    -----------      -----------
Total operating expenses              3,335,807835,576
                                                    -----------      -----------
(Loss) from continuing operations     (3,335,807)       (835,576)

(Loss) from discontinued operations (Note 2)     (6,724,912)       (591,531)
                                                    -----------      -----------
Net (loss)                                   $(10,060,719)    $(1,427,107)
                                                    ============     ===========
(Loss) per share from continuing operations   $  (5.47)    $  (2.15)

(Loss) per share from discontinued operations (11.02)  (1.53)
                                                    -----------      -----------
Net (loss) per share    $ (16.49)    $  (3.68)
                                                    ============     ===========
Weighted average number of shares outstanding610,044388,171
                                                    ============     ===========
               See accompanying notes to consolidated financial statements.
                                  27

                                                   Global Spill Management, Inc.
and Subsidiaries

             Consolidated Statements of Capital Deficit

Years ended June 30, 1995 and 1996

               Additional
Common       Paid-InSubscriptions
                                                                 StockCapital         Receivable(Deficit)
                                                             ----------       -----------       -------------         -------------
Balance, July 1, 1994     $   9,045      $6,864,870$   (408,333)      $(3,193,377)
Spin-off of Acme(1,100)       (1,262,841)  --                    --
Acquisition of Land 'N Sea   424  499,576   --                    --
Exercise of options    50   49,950  --                    --
Exercise of warrants   100   49,900     (50,000)        --
Issuances for payment of services   690  124,380  --                    --
Common stock issued through private placement 6,7644,124,662  (2,725,000)                   --
Payment of subscriptions    --                 --   1,515,706                --
Adjustment to subscriptions
resulting from decline in
market value of Common Stock                    --       (1,169,752)   1,169,752
Common Stock issued to
employees through employee
stock purchase plan                             1      1,864                 --                    --
Net (loss) for the year                                             --                 --                 --             (1,427,107)
                                                             ----------       -----------       -------------         -------------

Balance, June 30, 1995                                          15,974          9,282,609           (497,875)            (4,620,484)

1 for 30 reverse stock split                                   (15,442)            15,442                 --                     --
Shares issued for services                                          37             56,213                 --                     --
Stock issued for cash                                               28            219,972                 --                     --
Shares issued as additional
consideration for acquired
companies                                                   19            296,588                 --                     --
Stock issued upon conversion
of debentures                                              850          2,959,853                 --                     --
Payment of subscriptions                                            --                 --             108,438                    --
Adjustment to subscriptions resulting
from decline in market value of
Common Stock                                                --           (189,437)            189,437                    --

Allowance for subscriptions
receivable                                                  --           (200,000)            200,000                    --
Other adjustments                                                   --             57,223                  --                    --
Net (loss) for the year                                             --                 --                  --           (10,060,719)
                                                             ----------       -----------       -------------         -------------
Balance, June 30, 1996                                     $   1,466        $12,498,463       $                     $(14,681,203)
                                                             ==========       ===========       =============         =============

                  See accompanying notes to consolidated financial statements.

                                                  Global Spill Management, Inc
              and Subsidiaries

     Consolidated Statements of
                                                             Cash Flows

Years ended June 30,                                         1996         1995
                                                            ------       ------
Cash flows from operating activities
    Net (loss) from continuing operations      $(3,335,807)    (835,576)
    Net (loss) from discontinued operations            (6,724,912)    (591,531)
    Adjustments to reconcile net income (loss) to
      net cash (used) in operating activities
        Depreciation and amortization                     376,714      495,157
        Issuance of common stock for services              56,250      125,063
        Loss on investment and note receivable             90,000      260,000
        Bond conversion expense                         2,595,703           --
        Loss on sale of subsidiaries                      183,252           --
        Gain on abandonment of subsidiary                (311,058)          --
        Write-off of goodwill                           4,697,254           --
        Other, net                                        246,925           --
        Provision for doubtful accounts                        --       42,226
        Loss on sale of assets, net                            --       13,394
        Loss on abandonment of assets                     165,190           --
        Write-off of other assets                         179,531           --
        (Increase) decrease in assets
           Accounts receivable                            977,47717,399
           Inventory                                       18,090       39,481
           Prepaid expenses and other assets              359,716       (4,646)
        Increase (decrease) in liabilities
           Accounts payable                               (56,271)     (47,412)
           Accrued expenses                                82,864      (74,591)
                                                       -----------    ---------
Net cash (used) in operating activities                  (399,084)    (561,036)
                                                       -----------    ---------

Cash flows from investing activities
    Purchases of equipment                                     --     (337,718)
    Proceeds from sale and disposal of equipment               --       86,132
    Decrease in amounts due to related parties            169,970       11,898
    Proceeds from sale of subsidiaries                    175,000           --
    Cash balance of subsidiary at date of sale                 --     (232,961)
    Acquisitions                                               --   (2,275,583)
                                                       -----------    ---------
Net cash provided (used) by investing activities           344,970  (2,748,232)
                                                       -----------    ---------


Cash flows from financing activities
    Borrowings on line of credit, net                       54,553     502,792
    Payments of deferred financing equity costs                 --     (20,477)
    Proceeds from long-term debt                                --     321,404
    Repayments of long-term debt                          (450,428)   (449,121)
    Issuance of common stock, net of expenses              220,000   1,456,426
    Payments of common stock receivables                   108,438   1,515,706
                                                       -----------    ---------
Net cash (used) provided by financing activities           (67,437)  3,326,730
                                                       -----------    ---------
                                  29

                                                   Global Spill Management, Inc.
and Subsidiaries

     Consolidated Statements of
                                                             Cash Flows


Years ended June 30,                                  1996            1995
                                                     ------          ------

Net (decrease) increase in cash                $  (121,551)    $    17,462

Cash, at beginning of year                         183,567         166,105
                                                ----------      ----------

Cash, at end of year                           $    62,016     $   183,567
                                                ==========      ==========

Supplemental disclosure of cash flow information
        Cash paid during the year for
           Interest                            $   354,610     $   228,003
           Taxes                               $        --     $    15,405
                                                ==========      ==========

Noncash investing and financing activities
        Amounts to be collected upon sale
          of subsidiaries               $   805,000     $        --
        Capital leases for equipment                    --         290,268
        Stock issued as additional
          consideration for acquired companies     296,607              --
        Issuance of common stock upon
          conversion of debenture                2,960,703              --
        Debenture converted to common stock       (365,000)             --

        Acquisition of Companies
           Fair value of assets acquired       $               $ 6,410,239
           Liabilities assumed                          --      (2,881,429)
           Stock issued                                 --        (500,000)
           Notes payable                                --      (3,028,810)


        Spin-off of Company
           Assets                                       --       1,331,555
           Liabilities                                  --         (67,614)
           Acquisition of treasury stock                --       1,263,941
           Retirement of treasury stock                 --      (1,263,941)
        Short-term note receivable from
          private placement of common stock             --       2,775,000
        Reduction in purchase price                     --      (1,169,752)
                                                ----------      ----------

                                               $               $ 1,605,248
                                                ==========      ==========
                    See accompanying notes to consolidated financial statements.

                                                   Global Spill Management, Inc.
and Subsidiaries

               Summary of Accounting Policies
________________________________________________________________________________


Organization          Global Spill Management, Inc. ("Global") was
and Principles        incorporated in June 1991, to  acquire, operate
of Consolidation      and develop environmental contracting and
                      consulting  companies and related businesses.

                      The accompanying consolidated financial statements include the accounts of Global Spill Management, Inc. and its wholly owned subsidiaries (the after elimination of all significant intercompany balances and transactions.

                      The Company has undertaken a plan of
                      reorganization which includes the discontinuance of all operating activities (see Notes 2 and 3). Upon completion, the Company plans to identify and acquire other businesses.



Use of Estimates      The preparation of financial statements in
                      conformity with generally accepted  accounting
                      principles requires management to make estimates
                      and assumptions  that affect the reported amounts
                      of assets and liabilities and disclosure of
                      contingent assets and liabilities at the date of
                      the financial statements and the  reported amounts
                      of revenues and expenses during the reporting
                      period.   Actual results could differ from those
                      estimates.


Fair Value            The Company follows Statement of Financial
of Financial          Accounting Standards (SFAS  No. 107), "Disclosures
Instruments           about Fair Value of Financial Instruments," which
                      requires disclosures of fair value information about certain financial instruments. The carrying amounts of the Company's financial instruments, consisting of cash, notes payable and accounts payable, approximate their fair value.

Income Taxes          Income taxes are calculated using the liability
                      method specified by Statement  of Accounting
                      Standards No. 109, "Accounting for Income Taxes."



Environmental         Environmental expenditures that relate to existing
Expenditures          conditions caused by past  operations, and which
                      do not contribute to current or future revenues,
                      are  charged to expense.  Liabilities are recorded
                      when environmental assessments  and/or cleanups
                      are probable, and the costs can be reasonably
                      estimated.   Generally, the timing of these
                      accruals have coincided with the Company's commitment to a formal plan of action.

                                                   Global Spill Management, Inc.
and Subsidiaries

           Summary of Accounting Policies
________________________________________________________________________________


Revenue               Service revenues are recognized as the services
Recognition           are performed.  Such  revenues also include the
                      cost of services subcontracted to third parties that are reimbursed to the Company by its customers. Product revenues are recognized when the products are shipped.


(Loss)                The (loss) per share data are computed by dividing
Per                   the loss applicable to  common stock by the
Share                 weighted average number of common shares outstand-
                      ing. For the years ended June 30, 1996 and 1995, outstanding warrants and options were excluded from the computation because their effect would have been antidilutive.


Options and           During 1995, the FASB adopted Statement of
Warrants              Financial Accounting Standards  No. 123 ("SFAS
                      123"), "Accounting for Stock-Based Compensation,"
                      which  has recognition provisions that establish a
                      fair value based method of  accounting for
                      stock-based employee compensation plans and
                      established fair  value as the measurement basis
                      for transactions in which an entity acquires
                      goods or services from nonemployees in exchange
                      for equity instruments.   SFAS 123 also has
                      certain disclosure provisions. Adoption of the recognition provisions of SFAS 123 with regard to these transactions with nonemployees was required for all such transactions entered into after December 15, 1995, and the Company adopted these provisions as required. The recognition provision with regard to the fair value based method of accounting for stock- based employee compensation plans is optional. The Company has decided to continue to apply Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," for its stock-based employee compensation arrangements. APB 25 uses what is referred to as an intrinsic value based method of accounting. The disclosure provisions of SFAS 123 are effective for fiscal years beginning after December 15, 1995. The Company will provide the disclosures when required.


Reclassifications     Certain amounts which had been included in the
                      1995 financial statements have been reclassified to conform with the 1996 presentation.

                                                   Global Spill Management, Inc.
and Subsidiaries

                     Notes to Consolidated Financial Statements
________________________________________________________________________________


1. Going Concern      The Company's financial statements have been
                      presented on the basis that it is a going concern, which contemplates the realization of the cash values of its remaining assets and the satisfaction of its remaining liabilities. The
                      Company has incurred (prior to the disposition of its operating subsidiaries as discussed in Note
                      2) substantial operating losses and at June 30, 1996 had significant deficiencies in working capital and equity. The Company believes that it has the available sources of cash necessary to liquidate its remaining liabilities as well as to fund its reduced level of operating expenses.

                      In addition, the Company does not maintain insurance coverage to insulate it from potential litigation, which could result from claims in the future under The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended in 1986 (the "Superfund Act") or any other claims, should they arise (see Note 14).

                      The Company plans to deal with these subjects in the following manner: to convert its assets into cash, to prosecute to conclusion the various Phoenix-related matters (see Note 16), and to utilize its public status to effect an
                      acquisition of a going business. These plans must be considered in terms of the risks, difficulties and problems usually encountered in effecting such actions.

                      The Company's ability to continue as a going concern is dependent upon the successful resolution of the foregoing factors. The financial statements do not include any adjustments relating to the (a) realization of cash from the sale of certain assets or (b) satisfaction of liabilities, should the Company be unable to continue as a going concern.

                                                   Global Spill Management, Inc.
and Subsidiaries

                     Notes to Consolidated Financial Statements
________________________________________________________________________________


2. Discontinued       During 1996, as a result of significant losses
   Operations         from the Company's operations  and an inability to
                      obtain sufficient working capital, the Company discontin- ued all operating activities of its environmental contracting and consulting companies and related businesses. As discussed in
                      Note 3, the Company sold  Land N' Sea
                      Environmental Services, Inc. ("LNS"), GSM
                      Environmental,  Inc. ("GSMI") and Global
                      Environmental, Inc. ("GE") and agreed to sell
                      Allied Environmental, Inc., Allied Environmental
                      Services West, Inc. and  Professional Pipe
                      Services Corporation ("Propipe"). The Company's other operating subsidiary, Environmental
                      Disposal Options Corporation ("EDOC"), was shut down in March 1996. EDOC was subsequently put into involuntary bankruptcy by its creditors and is currently liquidating its assets in accordance with Chapter 7 of the United States Bankruptcy
                      Code.

                      As a result of the disposal of all its operations, the Company recorded a charge of $4,816,372 as a loss on disposal of discontinued operations. This amount included, among other things, a writeoff of goodwill amounting to $4,697,255, and a charge for $183,250, representing a loss on the sales and abandonment of the Company's subsidiaries. There were no material losses incurred during the phase out period.

                      The operating results from discontinued operations for 1996 and 1995 are summarized as follows:

                      Year ended June 30,               1996       1995
                                                 ----------------------
                      Total revenues         $17,043,156$19,217,195
                      Gross profit   4,136,242      4,683,772


                      (Loss) from discontinued
                        operations
                        (Loss) from discontinued
                        operations         $(1,908,540)$  (591,531)
                        (Loss) on disposal of
                        discontinued operations   (4,816,372)  -
                                                 ----------------------
                                                 $(6,724,912)  $(591,531)
                                                 ======================

                                                   Global Spill Management, Inc.
and Subsidiaries

                     Notes to Consolidated Financial Statements
________________________________________________________________________________

                      (Loss) per share amounts from discontinued operations are summarized as follows:

                      Year ended June 30,1996       1995
                                                 ----------------------

                      (Loss) from discontinued
                      operations
                        (Loss) from discontinued
                        operations         $     (3.13)$     (1.53)
                        (Loss) from disposal of
                        discontinued operations       (7.89)  -
                                                 ----------------------
                                                 $    (11.02)$     (1.53)
                                                 ======================


                      Assets and liabilities included in net assets available for sale consist primarily of the following:

                      Cash                $       771
                      Accounts receivable          2,164,648
                      Other current assets                           41,794
                      Fixed assets, net                    163,162
                      Other, net                     71,021
                      Accounts payable and
                        accrued expenses                 (1,557,202)
                      Long-term debt                    (79,194)
                                                               -----------
                                                                $   805,000
                                                            ===========



3.  Sale of           On June 28, 1996, the Company sold all of the
    Subsidiaries      issued and outstanding stock  of its subsidiaries,
                      Land 'N Sea Environmental Services, Inc. ("LNS"),
                      GSM  Environmental, Inc. ("GSMI") and Global
                      Environmental, Inc. ("GE") for  $175,000 in cash.
                      LNS was purchased by a former employee and stockholder of the Company for $75,000. GSMI and GE were purchased by the Company's former chairman of the board and chief executive officer for $100,000.

                      On June 28, 1996, the Company entered into an

                      agreement to sell the assets net of substantially all of the liabilities of Allied Environmental, Inc. and Allied Environmental Services, West, Inc., in exchange for Common Stock of the purchaser, Eastern Environmental Services, Inc. (EESI") valued at $700,000. The sale was consummated in July 1996.

                                                   Global Spill Management, Inc.
and Subsidiaries

                     Notes to Consolidated Financial Statements
________________________________________________________________________________

                      On June 30, 1996, the Company signed an agreement to sell the assets, net of substantially all of the liabilities, of Professional Pipe Services Corporation ("Propipe") to a former employee and stockholder of the Company for $105,000 in cash. The sale was completed in July 1996.

                      All of the proceeds from the sale of the subsidiaries, including $700,000 received upon sale of the EESI shares, which amounted to $980,000, were used to pay down the notes payable, bank (see Note 4).


4. Notes Payable,     The Company had a revolving line of credit of
   Bank               $1,150,000 with a bank that  was to have expired
                      in October 1995. The interest rate on the line of credit was the prime rate of interest plus two percent (11.00% at June 30, 1996).

                      On December 29, 1995, the Company negotiated an increase in this line of credit to $1,350,000 and extended the maturity date to January 31, 1996.
                      On the extended expiration date of line of credit agreement, the Company was unable to repay the $1,350,000 owed to the lender. On April 25, 1996, the Company entered into a forbearance agreement with the lender, extending the expiration date to May 31, 1996. Such borrowings under the line of credit were collateralized by substantially all of the assets of the Company.

                      In June 1996, the bank agreed to release its liens for a payment of $1,200,000. The payments to the bank included $980,000, which represented the total proceeds from the sales of the subsidiaries discussed in Note 3 and an additional payment by the Company of $220,000, of which $170,000 was made in June 1996. The release took place in July 1996, at which time approximately $280,000 was forgiven by the Bank. The gain from forgiveness will be recorded in fiscal year 1997.

                                                   Global Spill Management, Inc.
and Subsidiaries

                     Notes to Consolidated Financial Statements
________________________________________________________________________________

5. Long-Term Debt     June 30,                               1996
                                                            -----------

                      Capitalized lease obligations,
                      with implicit rates of 6% to 18%,
                      payable monthly until May 2000.        $    17,255

                      Subordinated convertible debenture
                      payable monthly until November 1, 1998,
                      interest at 13.75% per annum.    100,000
                                                             -----------

                                                                    117,255
                      Less current maturities of
                      long-term debt                    117,255
                                                             -----------
                                                                $         -
                                                               ===========


                      Subsequent to June 30, 1996, the above obligations and their related accrued interest ($15,000) were satisfied by a payment of $52,130.
6. Note Payable,
   Stockholder

                      The noe was payable to the Company's former chief executive officer and is unsecured. Subsequent to June 30, 1996, $37,500 was paid and the remaining balance of $12,500 was due on September 20, 1996.

7. Notes Payable,     The notes are payable to the former executives of
   Other              the Company's subsidiaries,  Allied Environmental
                      Services, Inc. and Allied Environmental Services,
                      West, Inc.  Interest was payable at prime plus 2%.
                      Concurrent with the sale of the Allied entities, the notes and related accrued interest were forgiven (see Note 3 above). The gain from forgiveness will be recorded in fiscal year 1997.


8. Stock Options      In September 1991, the Company adopted the Global
                      Spill Management  Equity Incentive Plan (the
                      "Plan"), in order to provide directors, officers and certain key employees with stock options and awards. As amended on January 26, 1994, the number of shares of Common stock reserved under the plan was increased to 50,000. Options granted may be either incentive or nonqualified stock options, with an exercise price equal to or more than the fair market value of the underlying Common Stock at grant date. The

                                                   Global Spill Management, Inc.
and Subsidiaries

                     Notes to Consolidated Financial Statements
________________________________________________________________________________

                      options will be exercisable over ten years from the grant date and will have vesting terms ranging from 1 to 4 years as determined by the Compensation Committee of the Board of Directors.

                      Under the Plan, each non-employee director is granted in June of each year a nonqualified option to purchase 67 shares of Common Stock. In addition, the Plan allows the Company to make Common Stock awards to employees, based on performance milestones determined by the Board of
                      Directors.   Also, the Plan allows for the
                      granting of stock appreciation rights as defined.

                      Options outstanding and the related exercise price are as follows:


                                         Option Price
                                            Per Share  Outstanding   Exercisable
                                       --------------  -----------   -----------
                      Balance,
                       July 1, 1994    $60.00-$138.30       14,56212,999

                      Granted    10.80-60.00       25,086     -

                      Forfeited or
                        cancelled        10.80-138.30    (1,226)     -

                      Balance,
                        June 30, 1995    10.80-138.30       38,42231,135

                      Granted         5.00       95,00095,000

                      Forfeited or
                        cancelled 10.80-138.30   (38,422)    (31,135)
                                       --------------  -----------   -----------

                      Balance,
                        June 30, 1996$5.00    95,000      95,000
                                       ==============  ===========   ===========

                                                   Global Spill Management, Inc.
and Subsidiaries

                     Notes to Consolidated Financial Statements
________________________________________________________________________________


9. Subscriptions      The Company has fully reserved promissory notes
   Receivable         receivable in the amounts  of $200,000 with face
                      amounts totalling $886,375, issued to the Company in 1995 as payment for the purchase price of shares of Common Stock. The Company is pursuing the collection of these notes (see Note 13).
                      Although the Company and the makers of such promissory notes previously determined to reduce the face amount of such notes if the fair value of the common stock purchased decreased, the Company has not determined that such notes remain in full force and effect because (a) the shares were sold by the makers of such notes without regard to such decline in price, (b) the applicable
                      Registration Statement relating to such shares and notes was not amended to reflect any change in the terms of such notes as described therein, and (c) the purchasers of such shares were (pursuant to Rule 10b-6) delivered a Prospectus that did not reflect any change in the face amount of the notes.


10. Benefit Plans     In February 1993, the Company adopted a profit
                      sharing plan (the "Profit Sharing Plan") pursuant to Section 401(k) of the Internal Revenue Code of
                      1986, as amended. Under the Profit Sharing Plan, contributions may be made by the Company as matching contributions, qualified non-elective contributions and discretionary contributions.
                      Such contributions may consist of cash and/or stock. No contributions to the Profit Sharing
                      Plan were made  by the Company for the years ended
                      June 30, 1996 and 1995.

11. Income Taxes      The Company had deferred tax assets of
                      approximately $3,300,000 as of June 30, 1996, related to net operating loss carryforwards
                      ("NOL"), which have yet to be utilized. As a result of the sale of the Company's operating subsidiaries and the issuance of additional shares of Common Stock, the amount of the NOL of approximately $9,800,000 may be limited. Also, the utilization of these losses, if available, to reduce the future income taxes will depend upon the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Therefore, at June 30, 1996, the Company established a 100% valuation allowance against the deferred tax assets as the likelihood of recognizing this benefit cannot be certain.
                      The net operating losses will expire in various years through June 2011.

                                                   Global Spill Management, Inc.
and Subsidiaries

                     Notes to Consolidated Financial Statements
________________________________________________________________________________


12. Common Stock      In April 1996, the Company borrowed $315,000 from
                      an investor in exchange for a subordinated convertible debenture in the amount of $350,000.
                      Based on the conversion provisions, the debenture was convertible into 119,658 shares of stock. On
                      June 28, 1996, the debentures were converted into 750,000 shares of common stock and charged operations for $2,284,990 as a debenture bond conversion expense in accordance with Statement of Financial Accounting Standards 84. The remaining original issue discount of $35,000 was also charged to operations.

                      On June 28, 1996, a $50,000 debenture was converted into 100,000 shares of common stock.
                      As a result of the conversion, the Company charged operations for $310,713 as a bond conversion expense.

                      On May 13, 1996, the Company effected a 1 for 30 reverse stock split. All references in the accompanying statements to the number of shares and per share amounts have been adjusted to reflect the reverse stock split.

                      On July 2, 1996, the Company amended its
                      Certificate of Incorporation to increase the authorized shares of common stock to 25,000,000 shares.


13. Litigation        The Company is a defendant in several lawsuits in
                      which the principal defendants are the former subsidiaries that performed allegedly negligent remediation work for a particular plaintiff. The
                      Company is vigorously  defending all such suits,

                      on the basis that it is not a proper party defendant because the parent company has no contractual relationship with the respective plaintiffs and bears no responsibility to such plaintiffs.

                      Prior to June 30, 1995, the Company (upon the advice of former counsel that sales of Common Stock for promissory notes was legal under Nevada law), sold to Corporate Relations Group, Orlando, Florida (CRG), and to Financial Asset Management, Phoenix, Arizona (FAM), 21,667 and 10,000 shares, respectively, of the Company's authorized and
                      unissued Common Stock.   CRG is currently indebted
                      to the Company in the original amount of $677,000 and FAM is currently indebted to the Company in the original amount of $209,375, each such amount representing the remaining balance on the purchase price for such shares. The Company believes that all such

                                                   Global Spill Management, Inc.
and Subsidiaries

                     Notes to Consolidated Financial Statements
________________________________________________________________________________

                      shares  have been sold by CRG and FAM.  The
                      Company has instructed counsel to pursue diligently the collection of both amounts.

                      The Company is a co-defendant, along with Phoenix (see Note 16) and others, in a lawsuit filed in November 1996 in the New York State Supreme Court which alleges that the Company received $1.3 million in exchange for debentures executed by the Company and delivered to the plaintiff by the designees of Phoenix. The Company intends to vigorously defend such action, on the basis that the Company's board did not authorize the transaction and that the documents delivered by the Phoenix nominees were fraudulently executed. The Company maintains that they did not receive any of the funds and that the recision agreement between the Company and Phoenix specifically provides that the liability rests with Phoenix.

                      On August 30, 1995, the Company sold an aggregate of 25,000 shares authorized and unissued Common Stock to Fondo de Adquisiciones E Inveslonnes ("FONDO"), a Costa Rican entity, for the sum of

                      $220,000.   Such shares were sold pursuant to a
                      purchase agreement that provided for the filing of a Registration Statement on Form S-3 pertaining
                      to those shares.   When such filing could not be
                      timely effected, an additional 2,500 shares were issued to FONDO (the penalty for non-filing provided for in the purchase agreement). On October 19, 1995, FONDO executed an Offshore Securities Subscription Agreement, thereby converting the transaction into a Regulation S ("Reg S") transaction. The $220,000 received by the Company was paid to American Marine, Inc. ("AMI"), pursuant to a contract entered into by the Company with AMI to acquire the latter. The Company's sale of Common Stock to FONDO was arranged by CRG and counsel for CRG executed the documents delivered to the Company by FONDO. The Company apparently received assurances from CRG that the Company would be paid the outstanding promissory notes previously issued to the Company by CRG, as well as that CRG would assist the Company in recovering the balance of the AMI purchase price. CRG arranged that CKN Holding Corporation ("CKN") would provide the funding required by the Company for the completion of the AMI purchase. To accomplish such funding, the Company issued to CKN an aggregate of 175,827
                      shares of Common Stock.   CRG failed to pay the
                      remaining balance on its promissory notes to the Company and CKN failed to provide any funding for the Company. (The

                                                   Global Spill Management, Inc.
and Subsidiaries

                     Notes to Consolidated Financial Statements
________________________________________________________________________________

                      CKN shares were retired by the Company on August 14, 1996.) The Company, as a direct result of such failures, defaulted in its obligations to AMI and, thereby, forfeited the sum of $220,000 deposited with AMI.

                      In July 1996, FONDO instituted an action against the Company in a Florida state court seeking the return of $220,000. The Company has filed a motion to dismiss the Florida action on jurisdictional and procedural grounds. That motion is pending as of the date hereof. FONDO's complaint appears to be that the Company agreed to convert the Reg S sale into a filing pursuant to Form S-3 under the Securities Act of 1993.
                      The Company's position is that the agreement with FONDO provided solely and exclusively for the issuance of an additional 2,500 shares of Common Stock by the Company to FONDO and for no monetary compensation. Subsequent to the initiation by FONDO of its Florida action, the Company discovered documents indicating that, under the date of December 29, 1995, the Company, FONDO and CKN entered into an agreement pursuant to which FONDO agreed to sell its shares to CKN for the sum of $354,750 and to release the Company from any other claims by FONDO.

                      Dependent upon the resolution of the presently pending motion to dismiss, the Company intends to assert, either in the pending action or in any other action commenced by, FONDO or in a separate action to be instituted by the Company, that FONDO, CRG and CKN were and are "affiliates" (as that term is defined by the Securities Act of
                      1993), that CRG has not liquidated its own promissory note to the Company, that CRG and CKN are directly responsible for the Company's loss of the sum of $220,000 deposited with AMI, and that FONDO, CRG and CKN violated Rule 10b-5 promulgated under the Securities Exchange Act of 1934 in failing to apprise the Company of the relationship between FONDO and CRG, and in failing to advise the Company that CKN had no demonstrable ability to provide the balance of the financing necessary to complete the AMI transaction.

                                                   Global Spill Management, Inc.
and Subsidiaries

                     Notes to Consolidated Financial Statements
________________________________________________________________________________


14. Environmental     The Superfund Act imposes strict joint and several
    Risks             liability upon the  generators of hazardous
                      substances and those transporters who have arranged for disposal of hazardous substances or those who have selected the disposal site for such substances. All such persons may be liable for waste site investigation, waste site cleanup and natural resource damages, regardless of whether they exercised due care and complied with all relevant laws and regulations. Such costs can be substantial. Certain of the Company's subsidiaries were transporters of hazardous waste materials, but should not be liable therefore, unless they are deemed to have arranged for such disposal or the selected disposal sites. The Company's policy and practice is to refrain from arranging for the disposal of hazardous substances, including waste, and/or the selection of disposal sites, and to have the generator do
                      so.   However, there can be no assurance that the
                      Company will not fail to adhere to such practice and thereby be potentially liable for claims in connection with the transportation and disposal of such materials.




15. Commitments       Operating Leases
    and
    Contingencies     No operating leases existed at June 30, 1996.
                      Rent expense was $42,483 and  $137,400 in fiscal
                      1996 and 1995, respectively.

                      Employment and Consulting Agreements

                      The Company had employment contracts with three executive officers and other key employees with remaining terms up to five years at approximately their past compensation. At June 30, 1996, these contracts were terminated and the Company believes it has no ongoing obligations with any of these three individuals. Specifically, the Chairman voluntarily resigned his position upon the consummation of the sale of the subsidiaries. The Vice Chairman's contractual obligation to the Company, amounting to $169,960, was offset against similar amounts owed by the Company to the Vice Chairman. The $169,960 was charged to discontinued operations at June 30, 1996. The President's contract was terminated as a result of just cause. All other employment contracts were terminated as a result of the sale of the subsidiaries.

                                                   Global Spill Management, Inc.
and Subsidiaries

                     Notes to Consolidated Financial Statements
________________________________________________________________________________



16. Subsequent        Subsequent to June 30, 1996, as part of a
    Events            reorganization plan, Global Spill  Management,
                      Inc., the parent company, negotiated a settlement with several of its unsecured creditors. The settlement called for a one time payment of $0.375 of every dollar owed in exchange for an unconditional release from any claim of the creditor for any additional amounts. As a result, the Company settled $565,000 in claims resulting in a forgiveness of approxi- mately $238,000.

                      The Company executed and delivered, on June 28, 1996, a Stock Purchase and Exchange Agreement ("Agreement") with the stockholders of Phoenix Wrecking Corporation ("Phoenix") pursuant to which the Company, on July 10, 1996, issued an aggregate of 6 million shares of its Common Stock in exchange for 100% of the issued and outstanding shares of capital stock of Phoenix. Such Agreement was the subject of a Rescission Agreement dated November 6, 1996.

                      The Company announced that consummation of the Agreement was subject to the delivery by Phoenix of a definitive audit for Phoenix' fiscal year ended June 30, 1996; delivery of the certificates of capital stock of Phoenix and the closing documents required pursuant to the Agreement. The aforementioned deliveries never occurred nor was the Phoenix audit ever performed.

                      In the opinion of the Company and its counsel, the Phoenix transaction was never consummated, the acquisition was rescinded and any transactions or agreements purportedly entered into by Phoenix on behalf of the Company were null and void. In addition, the shares issued to acquire Phoenix have been retired. Further, an attempt by Phoenix to change the name of the Company was also unauthorized and is similarly null and void.

                      In August and September 1996, the officers of Phoenix and their legal counsel filed two Registration Statements on Form S-8 causing to be issued an aggregate of 1,135,000 shares of the Common Stock of the Company. At the time each Form S-8 was filed, the Company was not current in its filings with the SEC and, therefore, pursuant to the general instructions to the use of this form, such form was not available as a means of registering securities. In addition, the Company's board of directors did not authorize the

                                                   Global Spill Management, Inc.
and Subsidiaries

                     Notes to Consolidated Financial Statements
________________________________________________________________________________

                      transactions  and provide the necessary
                      resolutions to permit the issuance of the stock.

                      The Company has brought a lawsuit against the officers of Phoenix and certain other individuals involved in the sale of the securities, as discussed above. The lawsuit contends that the defendants, among other things, violated Section 10(b) of the Securities Exchange Act of 1934, committed common law fraud, breached their fiduciary duty to the Company and its shareholders and were unjustly enriched. The Company has also brought suit against Phoenix's legal counsel for legal malpractice and breach of contract for their involvement in the matter discussed above.

                      Subsequent to June 30, 1996, the Company issued 1,050,000 shares of common stock for approximately $600,000 in cash.

                                                                       EXHIBIT A

                         GLOBAL SPILL MANAGEMENT, INC.

                            CERTIFICATE OF AMENDMENT

                                       OF

                           ARTICLES OF INCORPORATION

        Global Spill Management, Inc., a corporation organized under the laws of the State of Nevada, by its President and Secretary does hereby certify:

        1. That the Board of Directors of said corporation at a meeting duly convened and held on the 14th day of December, 1995, passed a resolution declaring that the following change and amendment in the Articles of Incorporation is advisable.

        RESOLVED, that Article Fourth of said Articles of Incorporation be amended, to read as follows:

        "FOURTH: The amount of the total authorized capital stock of this Company is 40,000,000 shares of Common Stock, of the par value of $.001 each, and 5,000,000 shares of Series Preferred Stock, of the par value of $.001 each, for total authorized capital of Forty-Five Thousand Dollars ($45,000).

        The designation and rights of the Series Preferred Stock shall be set forth by the Board of Directors of the corporation, including, without. limitation, (a) the distinctive designation of each Series and the number of shares that shall constitute such Series; (b) the dividend rate for such Series, if any; (c) the price at which the shares of such Series may be redeemed if such shares are redeemable; (d) the purchase or sinking fund provisions, if any, for the purchase or redemption of shares of such Series; (e) any preferential amount payable upon each share of such Series in the event of liquidation, dissolution or winding up of the Corporation; (f) the voting rights, if any, of shares of the Series; (g) the terms and conditions, if any, upon which shares of such Series may be converted into shares of other classes or Series of shares of the Corporation, or other securities; and the (h) relative rights of priority of each class as to dividends and assets."

        2. That the number of shares of the Corporation outstanding and entitled to vote on an amendment to the Articles of Incorporation is 22,943,754; that the said change and amendment was approved and authorized by the vote of a majority of stockholders holding a majority of the shares of Common Stock (par value $.001 per share) of the Corporation at the Annual Meeting of Stockholders duly called and held on December 14, 1995 at which a quorum was present and acting throughout.

        IN WITNESS WHEREOF, the said Global Spill Management, Inc. has caused this certificate to be signed by its President and its Secretary and its corporation seal to be hereto affixed this 12th day of January, 1996.

                                            GLOBAL SPILL MANAGEMENT, INC.


                                            By: /s/ Stuart H. Berry
                                                -------------------------------
                                                Stuart H. Berry
                                                President



                                            By: /s/ Desiree L. Pierson
                                                -------------------------------
                                                Desiree L. Pierson
                                                Secretary

                                                                       EXHIBIT B


                         GLOBAL SPILL MANAGEMENT, INC.
                        CERTIFICATE TO CHANGE NUMBER OF
                       AUTHORIZED SHARES OF COMMON STOCK

     (Pursuant to Section 78.207 of the General Corporation Law of the State of Nevada)

     It is hereby certified that:

     1. The name of the corporation (the "Corporation") is:

                          Global Spill Management, Inc

     2. The current number of authorized shares and the par value, if any, of each class and series, if any, of the shares of the Corporation before the change(s) herein certified are:

       NUMBER              PAR VALUE              CLASS            SERIES
       ------              ---------              -----            ------

     40,000,000        $.001 per share         Common Stock          --
      5,000,000        $.001 per share         Preferred Stock       --

     3. The current number of authorized shares and the par value, if any, of each class and series, if any, of the shares of the Corporation after the change(s) herein certified are:

       NUMBER              PAR VALUE              CLASS            SERIES
       ------              ---------              -----            ------

      1,333,333        $.001 per share         Common Stock          --
      5,000,000        $.001 per share         Preferred Stock       --

     4. The number of shares of each affected class and series, if any, to be issued after the change in exchange for each issued share of the same class or series is:

                          IN EXCHANGE FOR
NUMBER OF SHARES         (NUMBER OF SHARES
  TO BE ISSUED           CURRENTLY ISSUED)           CLASS          SERIES
----------------         -----------------           -----          ------

    792,295                  23,768,846          Common Stock         --

     5. The provisions, if any, for the issuance of factional shares, or for the payment of money or the issuance of scrip to stockholders otherwise entitled to a fraction of a share and the percentage of outstanding shares affected thereby are as follows: Fractional shares will be rounded up or down to the nearest whole number.

     6. The foregoing change was authorized pursuant to a resolution of the Board of Directors of the Corporation dated May 10, 1996 and is to become effective pursuant thereto on Wednesday. May 15. 1996.

     7. No approval of the aforesaid change by any of the stockholders of the Corporation is required.

     8. There is no provision in the Articles of Incorporation of the Corporation, as amended, prohibiting the procedure hereinbefore described.

     9. The change(s) herein certified will be effective at 9:00 A.M. on Wednesday, May. 15. 1996.


Signed on: May 10, 1996



                                        By: /s/ Thomas D. Lewis, Sr.
                                            -----------------------------------
                                            Thomas D. Lewis, Sr., President/CEO




                                        By: /s/ Desiree Pierson
                                            -----------------------------------
                                            Desiree Pierson. Secretary


STATE OF    PA
          ------

COUNTY OF   CHESTER
           ---------


     On May 10, 1996 personally appeared before me, a Notary Public, for the State and County aforesaid, each of Thomas D, Lewis, Sr. as President and Desiree Pierson, as Secretary', of Global Spill Management, Inc., each of whom respectively acknowledged that he or she executed the above instrument.

                                                                       EXHIBIT C

                         GLOBAL SPILL MANAGEMENT, INC.

                   CERTIFICATE TO CHANGE NUMBER OF AUTHORIZED
                             SHARES OF COMMON STOCK

(Pursuant to Section 78.207 of the General Corporation Law of the State of
Nevada)

It is hereby certified that:

     1. The name of the corporation (the "Corporation") is:

                          GLOBAL SPILL MANAGEMENT INC.

     2. The current number of authorized shares and the par value, if any, of each class and series, if any, of the shares of the Corporation before the change(s) herein certified are:

   NUMBER             PAR VALUE                CLASS                   SERIES
   ------             ---------                -----                   ------
 1,333,333         $.001 per share          Common Stock                 --

 5,OOO,OOO         $.001 per share          Preferred Stock              --

     3. The current number of authorized shares and the par value, if any, of the shares of the Corporation after the change(s) herein certified are:

   NUMBER             PAR VALUE                CLASS                   SERIES
   ------             ---------                -----                   ------
 25,000,000        $.001 per share          Common Stock                 --

  5,000,000        $.001 per share          Preferred Stock              --

     4. The number of shares of each affected class and series, if any, to be issued after the change in exchange for each issued share of the same class or series is:

                                      NONE

     5. There is no provision for the issuance of fractional shares or for the payment of money or the issuance of scrip.

     6. The foregoing change was authorized pursuant to a Resolution of the Board of Directors dated June 28, 1996, and is to become effective pursuant thereto on Wednesday, July 3, 1996.

     7. No approval of the aforesaid change by any of the stockholders of the Corporation is required.

     8. There is no provision in the Articles of Incorporation of the Corporation, as amended, prohibiting the procedure hereinbefore described.

     9. The change(s) herein certified will be effective at 9:00 A.M. on Wednesday, July 3, 1996.

     SIGNED ON: JUNE 28, 1996

                                        By: /s/ Thomas D. Lewis, Sr.
                                            -----------------------------------
                                            Thomas D. Lewis, Sr., President/CEO



                                        By: /s/ Desiree Pierson
                                            -----------------------------------
                                            Desiree Pierson, Secretary


STATE OF PENNSYLVANIA   )

COUNTY OF PHILADELPHIA  )

     On June 28, 1996, personally appeared before me, a Notary Public, for the State and County aforesaid, each of Thomas D. Lewis, Sr. as President and CEO and Desiree Pierson as Secretary of GLOBAL SPILL MANAGEMENT, INC., each of whom respectively acknowledged that he or she executed the above instrument.


                                            /s/ Carol Dolan-Lander
                                            -----------------------------------
                                            Notary Public

                                                                       EXHIBIT D



                     STOCK PURCHASE AND EXCHANGE AGREEMENT


     THIS STOCK PURCHASE AND EXCHANGE AGREEMENT (the "Agreement") is made and entered into as of the 27th day of June, 1996, by and between Global Spill Management, Inc., a Nevada corporation (the "Company"), and the individuals whose names appear on the signature page hereof (the "Shareholder").

RECITALS

     A. As of the date hereof, there are an aggregate of 1,333,333 shares of the Company's Common Stock, $.001 par value (the "Company's Common Stock") authorized, of which 1,366,466 shares are issued and outstanding. The Board of Directors will no later than June 28, 1996 duly authorize the amendment of the Company's Certificate of Incorporation so as to increase the authorized Common Shares to 25,000,000 and upon the filing of such amendment which will occur no later than July 3, 1996, 6,000,000 shares are to be issued as herein below more fully described in Section 1.2 of this Agreement.

     B. Phoenix Wrecking Corp., a New York corporation ("Phoenix"), whose issued and outstanding common stock, (the "Phoenix Stock") is owned, beneficially and of record, by the individuals whose names appear on the signature page hereof under the designation "Shareholders," who together own all of the issued and outstanding shares of the Phoenix Stock, each owning the number of shares set forth opposite their respective names.

     C. The parties hereto intend that the issuance of the shares of the Company's Common Stock in exchange for the Phoenix Stock shall qualify as a "tax-free" reorganization as contemplated by the provisions of Section 368(a)(1)(B) of the Internal Revenue Code of 1954, as amended.

     NOW THEREFORE, in consideration of the foregoing premises and the mutual covenants, agreements, representations and warranties contained herein, the parties hereto agree as follows:

1.   ISSUANCE, SALE AND PURCHASE OF SHARES.

     1.1 Purchase and Sale.

     At the Closing to be held in accordance with the provisions of Section 2 below, the Company agrees to sell, and each of the Shareholders agree, severally and not jointly, to purchase from the Company the aggregate number of authorized and newly issued shares of the Company's Common Stock determined as provided in
Section 1.2 below. In consideration for the issuance and sale of the Company's Common Stock to the Shareholders, and as payment in full of the purchase price for the Company's Common Stock to be issued to, and purchased at the Closing, each shall deliver to the Company certificates of common stock or shares evidencing the ownership of Phoenix, together with duly executed stock powers to effectuate the transfer of same.

     1.2 Shares Issuable.

     An aggregate of 6,000,000 shares of the Company's Common Stock shall be purchased by and issued and sold to the Shareholders.

2.   CLOSING.

     The consummation of the sale to and purchase by the Shareholders (the "Closing") shall occur at the offices of Sommer & Schneider LLP at 4:00 P.M., EST time, on the 27th of June, 1996, or at such other place and/or on such other time and date as the parties may agree upon (the "Closing Date"). If the Closing fails to occur by June 27, 1999, or by such later date to which the Closing may be extended as provided hereinabove, this Agreement shall automatically terminate, all parties shall pay their own expenses incurred in connection herewith, and no party hereto shall have any further obligations hereunder; provided, however, that no such termination shall constitute a waiver by any party or parties which is/are not in default of any of its or their respective representations, warranties or covenants if any other party or parties is in default of any of its or their respective representations, warranties or covenants under this Agreement. At the Closing, as conditions thereto:

     2.1 Deliveries by Company.

     The Company shall deliver, or cause to be delivered to the Shareholders:


     (a) As soon after the closing, as is feasibly possible and no later than July 3, 1996, certificates for the shares of the Company's Common Stock being purchased for their respective accounts, in form and substance reasonably satisfactory to the Shareholders and their counsel;

     (b) The certificates, resolutions, opinions and resignations specified in
         Section 6.3 below;

     (c) All of the books and records of the Company.

     2.2 Shareholders' Deliveries.

     The Shareholders shall deliver to the Company:

     (a) A stock certificate or certificates evidencing the ownership of each Purchaser, of all shares of Phoenix Stock owned by them, respectively, duly endorsed for transfer to the Company; and


     (b) The certificates of each Purchaser, specified in Section 6.4.

     2.3 Escrow.

     Pending the completion of the actions precedent and subsequently referred to in subparagraphs 3.3 through 3.6 inclusive and the conditions set forth in paragraph 6 hereof, all items referred to in subparagraph 2.1 and 2.2 hereof shall be held in escrow by Sommer & Schneider LLP as hereinafter provided in paragraph 7.3 hereof.

3.   REPRESENTATIONS AND WARRANTIES OF THE COMPANY

     The Company hereby represents and warrants to each Purchaser, as follows:

     3.1 Organization and Corporate Power.

     The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Nevada, and is duly qualified and in good standing to do business as a foreign corporation in each jurisdiction in which such qualification is required and where the failure to be so qualified would have a materially adverse effect upon the Company. The Company has all requisite corporate power and authority to conduct its business as now being conducted and to own and lease the properties which it now owns and leases. The Company's Certificate of Incorporation as amended to date, certified by the Secretary of State of Nevada, and the By-laws of the Company as amended to date, certified by the President and the Secretary of the Company, which have been delivered to the Shareholders prior to the execution hereof, are true and complete copies thereof as in effect as of the date hereof.

     3.2 Authorization.

     The Company has full power, legal capacity and authority to enter into this Agreement, to execute all attendant documents and instruments necessary to consummate the transaction herein contemplated, and to issue and sell the Common Stock to each Purchaser, and to perform all of its obligations hereunder. This Agreement and all other agreements, documents and instruments to be executed in connection herewith have been effectively authorized by all necessary action, corporate or otherwise, on the part of the Company, which authorizations remain in full force and effect, have been duly executed and delivered by the Company, and no other corporate proceedings on the part of the Company are required to authorize this Agreement and the transactions contemplated hereby, except as specifically set forth herein. This Agreement constitutes the legal, valid and binding obligation of the Company and is enforceable with respect to the Company in accordance with its terms, except as enforcement hereof may be limited by bankruptcy, insolvency, reorganization, priority or other laws of court decisions relating to or affecting generally the enforcement of creditors' rights or affecting generally the availability of equitable remedies. Neither the execution and delivery of this Agreement, nor the consummation by the Company of any of the transactions contemplated hereby, or compliance with any of the provisions hereof, will (i) conflict with or result in a breach or, violation of, or default under, any of the terms, conditions or provisions of any note, bond, mortgage, indenture, license, lease, credit agreement or other agreement, document, instrument or obligation (including, without limitation, any of its charter documents) to which the Company is a party or by which the Company or any of its assets or properties may be bound, or (ii) violate any judgment, order, injunction, decree, statute, rule or properties of the Company. No authorization, consent or approval of any public body of authority is necessary for the consummation by the Company of the transactions contemplated by this Agreement.

     3.3 Capitalization.

     The authorized capital stock of the Company consists of 1,500,000 shares of Common Stock (the "Company's Common Stock") and 5,000,000 shares of Preferred Stock. As of the date of Closing there will be 1,276,466 shares of Common Stock issued and outstanding. No shares of Preferred Stock are now or will, at the time of closing, be issued and outstanding. As of the date of Closing, the Board of Directors and a majority of shareholders will have duly authorized an amendment of the Company's Certificate of Incorporation so as to increase the number of authorized Common Shares from 1,500,000 to 25,000,000. Said amendment to the Certificate of Incorporation will be duly and properly filed as soon after the Closing as is feasibly possible. All of the outstanding shares of the Company's Common Stock have been, and all of the Company's Common Stock to be issued and sold to each Purchaser pursuant to this Agreement, when issued and delivered as provided herein will be duly authorized, validly issued, fully paid and non-assessable and free of preemptive or similar rights. There currently are no rights, agreements or commitments of any character obligating the Company, contingently or otherwise, to register any shares of its capital stock under any applicable federal or state securities laws.

     3.4 Financial Condition.

     The Company has, in combination with its primary lender, reached agreements to sell all of its several subsidiaries, except Environmental Disposal Option Corporation ("EDOC"). All of such sales will be consummated as soon after Closing as is feasibly possible but no later than June 28, 1996. As a result of such sales, the unsatisfied liabilities of the Company will not exceed $150,000, and the Company will have no other liabilities of kind nature of description, direct, secondary or contingent.

     3.5 Subsidiaries.

     The subsidiaries of the Company are being set forth on Schedule 3.5 annexed hereto and made a part hereof. As set forth in paragraph 3.4 above, the sale of each of said subsidiaries will be consummated as soon after Closing as is feasibly possible, but no later than June 28, 1996. EDOC will, with the exception of Phoenix, remain as the only subsidiary of the Company.

     3.6. Absence of Liabilities.

     Except as reflected on Schedule 3.6, the Company will, after the sale of the subsidiaries as set forth in 3.4 and 3.5 hereof, have no liabilities or obligations whether accrued, due or to become due, contingent or otherwise.

     3.7 No Pending Material Litigation or Proceedings.

     There are no actions, suits or proceedings pending or, to the best of the Company's knowledge, threatened against or affecting the Company (including actions, suits or proceedings where liabilities may be adequately covered by insurance) at law or in equity or before or by any federal, state, municipal or other governmental department, commission, court, board, bureau, agency or instrumentality, domestic or foreign, or affecting any of the officers or directors of the Company in connection with the business, operations or affairs of the Company, which might result in any adverse change in the business, properties or assets, or in the condition (financial or otherwise) of the Company, or which might prevent the sale of the transactions contemplated by this Agreement. The Company is not subject to any voluntary or involuntary proceeding under the United States Bankruptcy Code and has not made an assignment for the benefit of creditors.

     3.8 Brokerage.

     The Company has no obligation to any person or entity for brokerage commissions, finder's fees or similar compensation in connection with the transactions contemplated by this Agreement.

     3.9 Investment Representation.

     The Company, through its current officers and directors, has the knowledge and experience in business and financial matters to meaningfully evaluate the merits and risks of the issuance of the Company's Common Stock in exchange and consideration for the Phoenix Stock as contemplated hereby. The Company understands and acknowledges that the shares of Stock were originally issued to the Shareholders, and will be sold and transferred to the Company, without registration or qualification under the Securities Act of 1933, as amended, or any applicable state securities or "Blue Sky" law, in reliance upon specific exemptions therefrom, and in furtherance thereof the Company represents that the Phoenix Stock will be taken and received by the Company for its own account for investment, with no present intention of a distribution or disposition thereof to others. The Company further acknowledges and agrees that the certificates representing the Phoenix Common Stock of the Company shall bear a restrictive legend, in substantially the following form:

     "THE SECURITIES REPRESENTED BY THIS CERTIFICATE WERE ISSUED WITHOUT REGISTRATION UNDER THE SECURITIES ACT OF 1933 AS AMENDED (THE "ACT"), ARE RESTRICTED SECURITIES, AND MAY NOT BE SOLD, TRANSFERRED OR ASSIGNED EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE ACT OR IN A TRANSACTION WHICH, IN THE OPINION OF COUNSEL SATISFACTORY TO THE COMPANY, IS NOT REQUIRED TO BE REGISTERED UNDER THE ACT."

     3.10 Disclosure.

     Neither this Agreement, nor any certificate, exhibit, or other written document or statement, furnished to the Shareholders by the Company in connection with the transactions contemplated by this Agreement contains or will contain any untrue statement of a material fact or omits or will omit to state a material fact necessary to be stated in order to make the statements contained herein or therein not misleading.

     3.11 Tax Returns and Payments.

     All tax returns and reports, including, without limitation, all foreign returns and reports, of the Company required by law to be filed have been duly filed, and all taxes, assessments, fees and other governmental charges heretofore levied upon any properties, assets, income or franchises of the Company which are due and payable have been paid, except as otherwise reflected in the Financial Statements. No extension of time for the assessment of deficiencies in any federal or state tax has been requested of or granted by the Company.

     3.12 Contracts.

     The Company is not a party to or bound by any contract or commitment, whether written or oral, except as relates to the sale of its subsidiaries.

     3.13 Compliance with Law and Government Regulations.

     The Company is in compliance with all applicable statutes, regulations, decrees, orders, restrictions, guidelines and standards, whether mandatory or voluntary, imposed by the United States of America, any state, county, municipality or agency of any thereof, and any foreign country or government to which the Company is subject. Without limiting the generality of the foregoing, the Company has filed all reports and statements required to be filed pursuant to the Securities Act of 1933 (the "1933 Act") and Securities Exchange Act of 1934 (the "1934 Act") including all periodic reports required under the Section 13 or 15 of the Exchange Act and Form SR reports under Rule 463 of the Securities Act of 1933. Each of such reports was complete, did not contain any material misstatement of or omit to state any material fact.

     (a) In conducting the business, operations and properties of its subsidiaries, the Company has, in all material respects, duly complied and is presently in all material respects duly complying with all applicable laws (whether statutory or otherwise), rules, regulations, orders, building and other codes, zoning and other ordinances, permits, licenses, authorizations, judgments and decrees of all federal, state, local or, to Seller's knowledge, foreign governmental authorities, including, but not limited to, the Federal Occupational Safety and Health Act, ERISA, National Labor Relations Act, Civil Rights Act, Immigration Reform and Control Act of 1986, Age Discrimination in Employment Act, the Water Pollution Control Act and all applicable domestic and foreign laws, rules and regulations relating to the safe conduct of business, employment discrimination, wages and hours, employment of illegal aliens, collective bargaining, the payment of withholding and social security taxes, product labeling, antitrust, consumer protection, occupational safety and health, consumer product safety, the importation of goods, product liability, currency exchange, securities and trading-with-the-enemy matters.

     (b) To the best of Company's knowledge (i) Company in respect of all of its subsidiaries has obtained and adhered to all necessary permits and other approvals, including interim status under the Federal Solid Waste Disposal Act, necessary to store, dispose of and otherwise handle hazardous wastes, if any, and have reported, to the extent required by all federal, state, local and, to Company's knowledge, foreign statutes, laws, ordinances, regulations, rules, permits, judgments, orders and decrees, all past and present sites, if any, owned and/or operated by Company's subsidiaries where hazardous wastes have been treated, stored or disposed of; (ii) there has been no spill, discharge, leak, emission, injection, escape, dumping or any other release of any kind onto any property of or used by the Company and/or its subsidiaries or into the environment surrounding any such property of any toxic or hazardous waste or substance, as such terms are defined under any applicable law, ordinance, regulation or rule; and (iii) there is no on-site or off-site location to which the Company and/or its subsidiaries has transported hazardous wastes or arranged for the transportation of hazardous wastes, which site is the subject of any federal, state, local or foreign enforcement action or any other investigation which could lead to any claim against the Company for any clean-up cost, remedial work, damage to natural resources or personal injury, including, but not limited to, claims under the Comprehensive Environmental Response, Compensation and Liability Act of 1980.

     (c) The Company (i) has no knowledge and (ii) has not received any written notification from any third party (including but not limited to employees and government agencies) of any present or past failure so to comply or has knowledge of any present condition, activity, incident, action or plan which may interfere with or prevent continued compliance with any laws, rules or regulations or which may give rise to any common law or statutory liability, or otherwise form the basis of any material claim, action, suit, proceeding, hearing or investigation which would have a material adverse effect on the Company.

     3.14 Investment Company Act.

     The Company is familiar with the Investment Company Act of 1940 and the rules and regulations promulgated thereunder (the "1940 Act"), is not presently an "investment company" within the meaning of the 1940 Act, and has conducted its affairs so as not to be considered an "investment company" as defined in the 1940 Act.

4.   REPRESENTATIONS AND WARRANTIES OF THE PRINCIPAL SHAREHOLDERS.

     The principal Shareholders described on Schedule 4.0 hereby represent and warrant to the Company as follows (it being acknowledged that the Company is entering into this Agreement in material reliance upon each of the following representations and warranties, and that the truth and accuracy of each constitutes a condition precedent to the obligations of the Company hereunder):

     4.1. Authorization.

     The Shareholders have full power, legal capacity and authority to enter into this Agreement, to execute all attendant documents and instruments necessary to consummate the transactions herein contemplated, and to perform all of the obligations to be performed by them hereunder. This Agreement and all other agreements, documents and instruments to be executed by the Shareholders in connection herewith have been duly executed and delivered and constitute the legal, valid and binding obligation of the Shareholders executing and delivering the same, and its enforceable with respect to them in accordance with its terms, except as enforcement hereof may be limited by bankruptcy, insolvency, reorganization, priority or other laws or court decisions relating to or affecting generally the enforcements of creditors' rights or affecting the availability of equitable remedies. No authorization, consent or approval of any public body or authority is necessary for the consummation by the Shareholders of the transactions contemplated hereby.

     4.2 Ownership of Phoenix Stock.

     The Shareholders own the shares of Phoenix Stock to be transferred to the Company free and clear of (i) any lien, charge, mortgage, pledge, conditional sale agreement, or other encumbrance of any kind or nature whatsoever, and (ii) any claim as to ownership thereof or any rights, powers or interest therein by any third party, whether legal or beneficial, and whether based on contract, proxy or other document or otherwise. All of the shares of Phoenix Stock have been duly authorized and validly issued and are fully paid and non-assessable.

     4.3 Organization and Corporate Power.

     Phoenix is a corporation duly organized, validly existing and in good standing under the laws of the State of New York and is duly qualified and in good standing to do business as a foreign corporation in each jurisdiction in which such qualification is required and where the failure to be so qualified would have a materially adverse effect upon business. Phoenix has all requisite corporate power and authority to conduct business as now being conducted and to own and lease the properties which it now owns and leases. The Certificate of Incorporation of Phoenix, as amended to date, and the By-laws of Phoenix as amended to date, certified by Phoenix's President and Secretary, which have been delivered to the Company prior to the execution hereof, are true and complete copies thereof as in effect at the date hereof.

     4.4 Financial Statements.

     Attached hereto as Schedule 4.4 are true and complete copies of Phoenix's financial statements. Such financial statements (and the notes related thereto) are herein sometimes collectively referred to as the "Phoenix Financial Statements." The Phoenix Financial Statements (i) are derived from the books and records of Phoenix, which books and records have been consistently maintained in a manner which reflects, and such books and records do fairly and accurately reflect, the assets and liabilities of Phoenix, (ii) fairly and accurately present the financial condition of Phoenix as of the respective dates of such statements and the result of operations for the periods indicated therein, (iii) have been prepared in all material respects in accordance with generally accepted accounting principles consistently applied throughout the periods involved (except as otherwise disclosed in the notes thereto).

     4.5 No Pending Material Litigation or Proceedings.

     Except as disclosed in Schedule 4.5 or the Phoenix Financial Statements, there are no actions, suits or proceedings pending or, to the best knowledge of the Shareholders, threatened against or affecting the Shareholders or Phoenix (including actions, suits or proceedings where liabilities may be adequately covered by insurance) at law or in equity or before any federal, state, municipal or other governmental department, commission, court, board, bureau, agency or instrumentality, domestic or foreign, or affecting any of the officers or directors of Phoenix in connection with the business, operations or affairs or Phoenix which might result in any material adverse change in the business, properties or assets, or in the condition (financial or otherwise) of Phoenix, or the transfer to the Company of the Phoenix Stock by the Shareholders or any of the obligations to be performed by the Shareholders under this Agreement. Neither Phoenix nor the Shareholders are subject to any voluntary or involuntary proceeding under the United States Bankruptcy Code, nor have they made an assignment for the benefit of creditors.

     4.6 Absence of Undisclosed Liabilities.

     Except as and to the extent reflected or reserved against in the Phoenix Financial Statements, and as to matters arising in the ordinary course of its business since such date, Phoenix has no liability(s) or obligation(s) (whether accrued, to come due, contingent or otherwise) which individually or in the aggregate could have a materially adverse effect on the business, assets, properties, condition (financial or otherwise) or prospects of Phoenix Wrecking Corp.

     4.7 Absence of Certain Developments.

     Since June 30, 1995, there has been no materially adverse change in the condition (financial or otherwise) of Phoenix or in its assets, liabilities, properties, business, operations and prospects.

     4.8 Investment Representation.

     Each Purchaser has the knowledge and experience in business and financial matters to meaningfully evaluate the merits and risks of the purchase and acquisition of the Company's Common Stock in exchange and consideration for the shares of Phoenix Stock owned by each as contemplated hereby. Each Purchaser acknowledges that the shares of the Company's Common Stock to be issued in the transactions contemplated hereby will be issued by the Company without registration or qualification or other filings being made under the Federal Securities Act of 1933, as amended, or the securities or "Blue Sky" laws of any state, in reliance upon specific exemptions therefrom, and in furtherance thereof they represent that the shares of the Company's Common Stock to be received by them will be taken for their own account for investment, with, no present intention of a distribution or disposition thereof to others. The Shareholders agree that the certificate(s) representing the shares of the Company's Common Stock issued to them shall be subject to a stop-transfer order and shall bear a restrictive legend, in substantially the following form:

     "THE SECURITIES REPRESENTED BY THIS CERTIFICATE WERE ISSUED WITHOUT REGISTRATION UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), ARE RESTRICTED SECURITIES, AND MAY NOT BE SOLD, TRANSFERRED OR ASSIGNED EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE ACT OR IN A TRANSACTION WHICH, IN THE OPINION OF COUNSEL SATISFACTORY TO THE COMPANY, IS NOT REQUIRED TO BE REGISTERED UNDER THE ACT."

     4.9 Brokerage.

     Neither the Shareholders nor Phoenix have entered into an agreement with any individual or entity with respect to the payment of a finder's fee in connection with the transactions contemplated by this Agreement.

     4.10 Disclosure.

     Neither this Agreement, nor any certificate, exhibit, or other written document or statement, furnished to the Company by the Shareholders in connection with the transactions contemplated by this Agreement contains or will contain any untrue statement of a material fact or omits or will omit to state a material fact necessary to be stated in order to make the statements contained herein or therein not misleading.

5.   COVENANTS OF THE PARTIES PRIOR TO THE CLOSING.

     5.1 Access to Properties and Records.

     The Company the Shareholders shall each give to the other and authorized representatives thereof full access, during reasonable business hours, in such a manner as not unduly to disrupt normal business activities, to any and all of the premises, properties, contracts, books, records and affairs of the Company or Phoenix, as the case may be, and will cause the officers of the Company or Phoenix, as the case may be, to furnish any and all data and information pertaining to its business that the other may from time to time reasonably require. Unless and until the transactions contemplated by this Agreement have been consummated, each party and its representatives shall hold in confidence all information so obtained and if the transactions contemplated hereby are not consummated will return all documents herein above referred to and obtained therefrom. Such obligation of confidentiality shall not extend to any information which is shown to have been previously (i) known to the party receiving it (ii) generally known to others engaged in the trade or business of the Company or Phoenix, as the case may be (iii) part of public knowledge or literature, or (iv) lawfully received from a third party.

     5.2 Corporate Existence, Rights and Franchises.

     The current officers and directors of the Company and the Shareholders shall each take all necessary actions to cause the Company and Phoenix, respectively, to maintain in full force and effect its corporate existence, rights, franchises and good standing, and shall not cause or permit to be made any change in the Articles or By-Laws of the Company or Phoenix, as the case may be.

     5.3 No Obligations or Liabilities.

     The Company and Phoenix shall not incur any liability or obligation of any amount, kind or nature whatsoever, which has not been either disclosed in full or satisfied or discharged in full as of the date of the Closing.

     5.4 Conduct of Business in the Ordinary Course.

     The Shareholders shall take all necessary actions to cause Phoenix, to operate their business diligently in the ordinary course of business as an ongoing concern, and will use their best efforts to preserve intact Phoenix's operations at current levels and to maintain the books, accounts and records of Phoenix in the usual, regular and ordinary manner, on a basis consistent with past practice in recent periods.

     5.5 Conduct of Company Prior to the Closing.

     Between the date hereof and the Closing:

     (a) The Company will keep the Shareholders informed as to its affairs and will consult with the Company on all matters pertaining to its business and affairs;

     (b) The Company will not enter into any agreement, contract or commitment, whether written or oral, or engage in any transaction without the consent of the Shareholders;

     (c) The Company will not declare any dividends or distributions in respect of its capital stock, or amend its Certificate of Incorporation or By-Laws, without the prior consent of the Shareholders;

     (d) The Company will not incur any indebtedness for money borrowed or issue or sell any debt securities, or incur or suffer to be incurred any liability or any nature whatsoever, without the consent of the Shareholders; and

     (e) The Company will not authorize, issue, sell purchase or redeem any shares of its capital stock without the prior consent of the Shareholders.

6.   CONDITIONS TO THE OBLIGATION OF THE PARTIES.

     The respective obligations of the parties hereto to consummate the transactions contemplated hereby shall be subject to the fulfillment, at or prior to the Closing, of the following conditions:

     6.1 Regulatory Approvals.

     There shall have been obtained any and all permits, approvals and qualifications of, and there shall have been made or completed all filings, proceedings and waiting periods, required by any governmental body, agency or regulatory authority which are required for the consummation of the transactions contemplated hereby.

     6.2 No Action or Proceeding.

     No claim, action, suit, investigation or other proceeding shall be pending or threatened before any court or governmental agency which presents a substantial risk of the restraint or prohibition of the transactions contemplated by this Agreement or the obtaining of material damages or other relief in connection therewith.

     6.3 Obligations of the Shareholders.

     The obligations of the Shareholders hereunder to consummate the transactions contemplated by this Agreement are expressly subject to the satisfaction of each of the further conditions set forth below, any or all of which may be waived by the Shareholders, in whole or in part, without prior notice; provided, that no such waiver of a condition shall constitute a waiver by Shareholders of any of their rights or remedies, at law or in equity, if the Company shall be in default or breach of any of its representations, warranties or covenants under this Agreement:

     (a) The Company shall have performed the agreements and covenants to be performed by it under this Agreement prior to the Closing, there shall have been no material adverse change in the condition (financial or otherwise), assets, liabilities, earnings or business of the Company since March 31, 1996, and the representations and warranties of the Company contained herein shall, except as contemplated or permitted by this Agreement or as qualified in writing a writing dating as of the date of the Closing delivered to the Shareholders with their approval indicated thereon, be true in all material respects on and as of such, and the Shareholders shall have received certificates, dated as of date of the Closing, signed by the chief executive officer of the Company, reasonably satisfactory to the Shareholders to such effect;

     (b) The Shareholders shall have received resolutions (certified as of the date of the Closing as being in full force and effect by an appropriate officer of the Company) duly adopted by the Board of Directors of the Company approving this Agreement and the other documents, agreements and instruments to be entered into by the Company as provided herein, which shall be in form and substance reasonably satisfactory to the Shareholders and their counsel;

     (c) The Shareholders shall have received from the Secretary of Company, a Secretary Certificate dated as the date of the Closing, satisfactory to the Shareholders and their counsel, to the effect that:

         (1) The Company is duly incorporated and validly existing as a corporation under the laws of the State of Nevada and has all requisite corporate power to own, lease and operate its properties and to carry on its business as now being conducted;

         (2) All outstanding shares of the Company's Common Stock have been duly authorized and validly issued, are fully paid and non-assessable and free of preemptive or similar rights, and conform to the description thereof in the Registration on Statement (or any amendment or supplement thereto);

         (3) All outstanding warrants of the Company have been duly authorized and validly issued, are binding obligations of the Company in accordance with their respective terms, and conform to the description thereof in the Registration Statement (or any amendment or supplement thereto) and the Company has reserved and set aside a sufficient number of shares of its Common Stock to be issued upon the exercise of such warrants and such shares, when issued and paid for in accordance with the terms of the warrants will be validly issued, fully paid and non-assessable and free of preemptive or similar rights;

         (4) This Agreement has been duly authorized, executed and. delivered by the Company and is a legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its term, subject, as to enforcement of remedies, to applicable, bankruptcy, insolvency, moratorium, and other laws affecting the rights of creditors generally and to equitable principles;

         (5) The execution, delivery and performance of this Agreement, compliance with all provisions thereof, and consummation of the transactions contemplated thereby by the Company will not conflict with or constitute a breach of any of the terms or provisions of, or a default under, the Certificate of Incorporation or ByLaws of the Company or, to counsel's knowledge, any material agreement, indenture or other instrument to which the Company is a party or is bound or violate any law or regulation or, to counsel's knowledge, any administrative ruling or court decree applicable to the Company or its properties;

         (6) No consent, approval, authorization or order of any court, regulatory body, administrative agency or other governmental body is required for the consummation of the issuance and sale of the Company's Common Stock as contemplated by this Agreement;

         (7) There are no material legal or governmental proceedings required to be described in the Registration Statement (or any amendment or supplement thereto) or any documents to be described in the Registration Statement (or any amendment or supplement thereto) or to be filed as an exhibit to the Registration Statement that are not described or filed as required, and to counsel's knowledge, the descriptions of the terms of any document contained in the Registration Statement (or any amendment or supplement thereto) are correct in all material respects;

         (8) The Registration became effective under the 1933 Act and, to the knowledge of counsel, no stop order suspending the effectiveness of the Registration Statement has been issued and no proceedings for that purpose are pending before or are contemplated by the Commission;

         (9) The Registration Statement and any supplements or amendments thereto (except for financial statements, scheduled and other financial and statistical data included therein, as to which counsel need express no opinion) comply as to form in all material respects with the 1933 Act and the rules and regulations of the Commission thereunder;

         (10) The Registration Statement does not contain any untrue statement of any material fact or omitted to state any material fact required to be stated therein or necessary to make the statements therein not misleading;

         The Company is not an "investment company" within the meaning of the 1940 Act.

         In rendering the foregoing opinion, counsel may rely, as to matters of fact, upon certificates of officers of the Company and on certificates of public official, and may base its opinion on such reasonable investigations and assumptions as shall be set forth in such opinion. Counsel may also rely on the opinions of other counsel with respect to regulatory matters and matters concerning laws of jurisdictions other than those to which counsel is admitted. Certificates and opinions so relied upon shall be satisfactory to the Shareholders and their counsel.

     (d) The aggregate liabilities of the Company due or to become due, accrued, contingent, conditional or otherwise shall not exceed $150,000 after the sale of all of the subsidiaries of the Company except EDOC, which sales will be fully consummated no later than June 28, 1996.

     (e) The Shareholders shall have received the written resignation of all of the present officers and Directors of the Company and the nominees of the Shareholders shall have been appointed by the resigning directors to fill the vacancies created by their resignation.

     6.4 Obligations of the Company.

     The obligation of the Company hereunder to consummate the transactions contemplated by this Agreement are expressly subject to the satisfaction of each of the further conditions set forth below, any or all of which may be waived by the Company, in whole or in part, without prior notice; provided, that no such waiver of a condition shall constitute a waiver by Company of any of its rights or remedies, at law or in equity, if the Shareholders shall be in default or breach of any of their representations, warranties or covenants under this
Agreement:

     (a) The Shareholders shall have performed the agreements and covenants to be performed by them under this Agreement prior to the Closing, there shall have been no material adverse change in the condition (financial or otherwise), assets, liabilities, earnings or business of Phoenix since June 30, 1996, and the representations and warranties of the Shareholders contained herein shall, except as contemplated or permitted by this Agreement or as qualified in writing a writing dating as of the date of the Closing delivered to the Company with its approval indicated thereon, be true in all material respects on and as of such, and the Company shall have received certificates, dated as of date of the Closing, signed by the chief executive officer of Phoenix reasonably satisfactory to the Company to such effect;

     (b) The Company shall have received resolutions (certified as of the date of the Closing as being in full force and effect by an appropriate officer of any corporate Purchaser) duly adopted by the Board of Directors of the such Purchaser approving this Agreement and the other documents, agreements and instruments to be entered into by the Shareholders as provided herein, which shall be in form and substance reasonably satisfactory to the Company and its counsel;

7.   ADDITIONAL AGREEMENTS OF THE PARTIES.

     7.1 Taxes and Expenses.

     The Company and the Shareholders shall each pay all of their own respective taxes, attorneys' fees and other costs and expenses payable in connection with or as a result of the transactions contemplated hereby and the performance and compliance with all agreements and conditions contained in this Agreement respectively to be performed or observed by each of them.

     7.2 Expiration of Representations and Warranties.

     The respective representations and warranties contained herein and in any other document or instrument delivered by or on behalf of the Company, and the Shareholders, shall survive the Closing. Nothing contained in this Section 8.2 shall in any way affect any obligations or any party under this Agreement that are to be performed, in whole or in part, at any time after the Closing, nor shall it prevent or preclude any party from pursuing any and all available remedies at law or in equity for actual fraud in the event that, prior to the Closing, any other party had actual knowledge of any material breach of any of its representations and warranties herein but failed to disclose to or actively concealed such knowledge prior to the Closing from the other party(s) to whom the representations and warranties were made.

     7.3 Escrow Agent.

     Sommer & Schneider LLP shall act as Escrow Agent to hold all documents referred to in subparagraphs 2.1 and 2.2 hereof until the conditions set forth in subparagraphs 3.3 through 3.6 and paragraph 6 hereof have been completed and or satisfied. The Escrow Agent shall have no liability or obligation hereunder, except to deliver the document in accordance with the terms of this Agreement.

8.   MISCELLANEOUS.

     8.1 Other Documents.

     Each of the parties hereto shall execute and deliver such other and further documents and instruments, and take such other and further actions, as may be reasonably requested of them of the implementation and consummation of this Agreement and the transactions herein contemplated.

     8.2 Parties in Interest.

     This Agreement shall be binding upon and inure to the benefit of the parties hereto, and the heirs, personal representatives, successors and assigns of all of them, but shall not confer, expressly or by implication, any rights or remedies upon any other party.

     8.3 Governing Law.

     This Agreement is made and shall be governed in all respects, including validity, interpretation and effect, by the laws of the State of New York.

     8.4 Notices.

     All notices, requests or demands and other communications hereunder must be in writing and shall be deemed to have been duly made if personally delivered or mailed, postage prepaid, to the parties as follows:

     (a) If to the Company to:



         With Copies to:

         Herbert H. Sommer, Esq.
         Sommer & Schneider LLP
         600 Old Country Road, Suite 535
         Garden City, NY 11530

         (b) If to Purchaser:



         With Copies to:

     Any party hereto may change its address by written notice to the other party given in accordance with this Section 8.4.

     8.5 Entire Agreement.

     This Agreement and the exhibits and schedules attached hereto contain the entire agreement between the parties and supersede all prior agreements, understandings and writings between the parties with respect to the subject matter hereof and thereof. Each party hereto acknowledges that no representations, inducements, promises, or agreements, oral or otherwise, have been made by any party, which are not embodied herein or in an exhibit hereto, and that no other agreement, statement or promise may be relied upon or shall be valid or binding. Neither this Agreement nor any term hereof may be changed, waived, discharged or terminated orally.

This Agreement may be amended or any term hereof may be changed, waived, discharged, or terminated by an agreement in writing signed by all parties hereto.

     8.6 No Equitable Conversion.

     Prior to the Closing, neither the execution of this Agreement nor the performance of any provision contained herein shall cause any party hereto to be or become liable in any respect for the operations of the business of any other party, or the condition or property owned by any other party, for compliance with any applicable laws, requirements, or regulations of, or taxes, assessments, or other charges now or hereafter due to any governmental authority, or for any other charges or expenses whatsoever pertaining to the conduct of the business or the ownership, title, possession, use, or occupancy of any other party.

     8.7 Headings.

     The captions and headings used herein are for convenience only and shall not be construed as a part of this Agreement.

     8.8 Attorneys' Fees.

     In the event of any litigation between the parties hereto, the non-prevailing party shall pay the reasonable expenses, including the attorneys' fees, of the prevailing party in connection therewith.

     8.9 Counterparts.

     This Agreement may be executed in counterparts, each of which shall be deemed an original but all of which taken together shall constitute but one and the same document.

     IN WITNESS WHEREOF, the parties hereto have duly executed and delivered this Agreement as of the day and year first above written.


                                            Global Spill Management, Inc.


Desiree L. Pierson                      By: __________________________________
------------------------------              Thomas D. Lewis Sr., President
Secretary



"Shareholders"                                          Number of Phoenix
                                                        Shares Owned
                                                        ------------

                                                                       EXHIBIT E

                               Rescission of the
                     Stock Purchase and Exchange Agreement
                            of June 27, 1996 and the
                          Amendment of October 6. 1996

     That certain Stock Purchase and Exchange Agreement dated June 27, 1996, by and between Global Spill Management, Inc., a Nevada corporation ("Global"), and the Shareholders of Phoenix Wrecking Corporation, a New York corporation ("Phoenix"), modified by the Amendment of the Stock Purchase and Exchange Agreement dated October 6, 1996, is hereby rescinded by the parties, and the parties hereby agree as follows:

     1. Global, Phoenix and the Former Shareholders of Phoenix have determined, upon the available information, that the proper and appropriate course of action, based upon consideration of the mutual covenants and agreements contained herein and for other good and valuable consideration, is to rescind the transaction, nunc pro tunc, entirely and completely.

     2. All of the Common Stock which was issued by Global to the Shareholders of Phoenix, most of which has already been returned to the Transfer Agent for cancellation, is hereby fully canceled, made ineffective and valid for no purpose whatsoever.

     3. All of the funds which came to Phoenix by virtue of Debentures sold to various entities through Suisse Capital Complex, Inc. ("Suisse Capital"), are not to be the obligations of Global, and Phoenix is to deal with Suisse Capital for the orderly repayment of the funds advanced through Suisse Capital. However, Phoenix does not hereby take on any obligations which were not heretofore existing to Suisse Capital or persons making claims through the services of or funds advanced by Suisse Capital. However, Phoenix does not, by virtue of its undertaking herein to repay to Suisse Capital such funds as were actually received by Phoenix from Suisse Capital, assume any express or implied obligation to repay to Suisse Capital any amount(s) other than the exact amount(s) actually transmitted to and received by Phoenix from Suisse Capital. Phoenix specifically disclaims any responsibility for or obligation to any third party claiming compensation for the funds actually transmitted to Phoenix by Suisse Capital.

Global agrees that, with respect to Suisse Capital. Global will refer to Phoenix for disposition any and all matters relating to Suisse Capital. Global agrees not to incur legal expenses and other expenses, which might be construed to be the obligation of Phoenix, in dealing with Suisse Capital, but rather to refer all those questions and issues to Phoenix for proper handling.

     4. In consideration of the execution of this agreement, and other good and valuable consideration, and excepting the matters which are set forth above, Phoenix and Global do mutually hereby remise, release, acquit, satisfy, and forever discharge the other party, and their respective officers, directors and employees, and the consultants, Philip Schwab and Allan Esrine, from all, and all manner of action and actions, cause and causes of action, suits, debts, dues, sums of money, accounts, reckonings, bonds, bills, specialties, covenants, contracts, controversies, agreements, promises, variances, trespasses, damages, judgments, executions, claims and demands whatsoever, in law or in equity, which said party ever had, now has, or which any personal representative, successor, heir or assign of said party, hereafter can, shall or may have, against the other party, for, upon or by reason of any matter, cause or thing whatsoever arising from the acquisition of Phoenix by Global. However, the Law Firm of Sommer & Schneider, LLP, its employees and principals, and other consultants and advisers not named herein are specifically not released by either party.

     Dated this 6th day of November, 1996.

Global Spill Management, Inc.               Former Shareholders of
                                            Phoenix Wrecking Corporation


By: /s/ Karl Schwab                         By: /s/ Karl Schwab
    -------------------------                   -------------------------------
    Karl Schwab, President                      Karl Schwab
                                                Their authorized representative



                                            Phoenix Wrecking Corporation


                                            By: /s/ Karl Schwab
                                                -------------------------------
                                                Karl Schwab, President

                                                                       EXHIBIT F

                         ADELMAN LAVINE GOLD AND LEVIN
                           A PROFESSIONAL CORPORATION
                        ATTORNEYS AND COUNSELORS AT LAW

LEWIS H. GOLD                      SUITE 1900
ROBERT H. LEVIN              TWO PENN CENTER PLAZA
GARY M. SCHILDHORN        PHILADELPHIA, PA 19102-1799
BARRY D. KLEBAN                  (215) 568-7515
GARY D. BRESSLER
STEVEN D. USDIN            TELECOPIER (215) 557-7922
KEVIN W. WALSH
RAYMOND H. LEMISCH                                                 DIRECT DIAL:
ROBERT M. BOVARNICK              July 10, 1996
DOUGLAS N. CANDEUB
ALAN I. MOLDOFF
KATHLEEN E. TORBIT
DAVID L. ZIVE
LEON R. BARSON
MATTHEW J. SWETT
DOUGLAS M. LEAVITT
LAURIE ANN KREPTO

                               BY FEDERAL EXPRESS
                               ==================



Mr. Allan Esrine
ITI (Glendale)
115 E. 57th Street, 10th Floor
New York, NY 10022-2049

     Re: Global Spill Management, Inc.
         -----------------------------

Dear Alan:

     I am enclosing with this letter copies of the documents relevant to the sales which occurred on June 28, 1996 and the sale which occurred yesterday (effective as of June 30, 1996) relating to the assets of Global Spill Management, Inc. ("GSMI") or its various subsidiaries. As you will recall, on June 28, 1996, several transactions closed. GSMI sold all of the issued and outstanding stock it owned of Land 'N Sea Environmental Services, Inc. ("Land 'N
Sea) to Michael Thibodeau for the sum of $75,000.00. This sum was paid to Meridian Bank, the holder of the first lien in and to the assets of Land 'N Sea. Enclosed, among other documents relating to this transaction, are copies of that Stock Purchase Agreement as well as the Agreement and General Release by and among Thibodeau, GSMI, Land 'N Sea and others, the GSMI Board of Directors Resolution authorizing such sale transaction and the certificate of the corporate secretary regarding the Board Resolution.

     A second transaction which occurred on June 28, 1996 was the sale of all the assets of Allied Environmental Services, Inc. ("Allied") and Allied Environmental Services, West, Inc. ("Allied West") to a newly formed company (Allied Waste Disposal Services, Inc.) which is a subsidiary of Eastern Environmental Services, Inc. The consideration for this transaction was the assumption by the purchaser of substantially all liabilities of Allied and Allied West as well as the payment of $700,000.00 in EESI stock, which stock was sold contemporaneously at closing at a private sale with the cash proceeds utilized to pay Meridian Bank, the holder of a first lien in and to the assets of the Allied companies. In connection with this transaction, enclosed are, inter

Mr. Allan Esrine
July 10, 1996
Page 2


alia, copies of the Agreement of Sale and Purchase of the Assets of Allied Environmental Services, Inc. and Allied Environmental Services West, Inc., Resolutions of the Board of Directors of Allied and Allied West, Resignations of Alan Herskovitz and Stuart Berry as officers and/or directors of Allied or Allied West, the Termination and Release Agreement executed by and among GSMI, Allied, Allied West, Allied Environmental Mid-Atlantic, Inc., Allied Waste Management, Inc., Herskovitz and Berry (wherein the parties released each other of all claims other than those arising in the Purchase Agreement).

     The next transaction which occurred on Friday, June 28, 1996 was between GSMI and Thomas Lewis, Sr. As you will recall in that transaction, Thomas Lewis released his claims against GSMI in exchange for his receipt of all issued and outstanding shares of stock of GSM Environmental, Inc. and Global Environmental, Inc. owned by GSMI. As part of this transaction, Mr. Lewis paid $100,000.00 to Meridian Bank (again, the holder of a first priority lien in and to the assets of GSMI Environmental and Global Environmental) and executed a Note in favor of Meridian Bank for $100,000.00, which Note can be discounted to $50,000.00 if such payment is made within ninety (90) days of June 28, 1996. GSMI executed a
Note in favor of Mr. Lewis essentially mirroring Mr. Lewis' obligations to Meridian under his $100,000.00 Note. In connection with this transaction, I am enclosing (among other documents) copies of the Stock Purchase Agreement between GSMI and Mr. Lewis, the Promissory Note executed by GSMI in favor of Mr. Lewis, the Agreement and General release executed by and among GSMI, its subsidiaries and Mr. Lewis.

     Finally, on June 28, 1996, GSMI paid to Meridian Bank the sum of $170,000.00 a partial consideration for Meridian's release of its liens and claims against GSMI. Meridian has agreed to provide a release to GSMI (a form of such release in favor of the Allied Companies is enclosed separately from the closing documents) upon the payment of all amounts due under the above-referenced transactions, including the $50,000.00 payment still owing by Mr. Lewis and upon the payment to the Bank of $105,000.00 resulting from the closing on the sale of the assets of Professional Pipe Services Corporation ("Propipe") to Thomas D'Angelo which transaction closed yesterday, effective June 30, 1996. It should be noted that the releases enclosed in the Closing Binder accompanying this letter in favor of Meridian Bank are being held in escrow pending the exchange with Meridian Bank of the corresponding release from Meridian Bank.

     In connection with the Propipe sale, (the consideration for which included the assumption of substantially all of the obligations of Propipe as well as the payment of $105,000.00) I am

Mr. Allan Esrine
July 10, 1996
Page 3


enclosing copies of the Asset Purchase Agreement executed by GSMI, Propipe and Thomas V. D'Angelo, the Assignment by Propipe of its accounts receivable to Mr. D'Angelo, the Bill of Sale selling the assets of Propipe to Mr. D'Angelo, the deed transferring title to Propipe's real estate to Friends Leasing Services, Inc. (Mr. D'Angelo's assignee) and an Assignment and Assumption Agreement pursuant to which Propipe assigned and Friends Leasing assumed the liabilities and obligations of Propipe under its Mortgage and Note relating to the real estate sold to Friends Leasing.

     As a result of the above transactions closing, I expect to receive from Meridian releases in favor of GSMI and its various subsidiaries in the near future.

     If you have any further questions concerning these transactions, do not hesitate to contact me.

                                            Sincerely,

                                            /s/ Raymond H. Lemisch
                                                -------------------------------
                                                RAYMOND H. LEMISCH

RHL:md
Enclosures
cc: GSMI

                                    RELEASE
                                    -------

     1. Release. MERIDIAN BANK, a state banking corporation (hereinafter, "Meridian") on behalf of itself and all persons and/or entities claiming by, through and/or under it, including, but not limited to, all of its past and present directors, shareholders, officers, trustees, administrators, agents, parent corporations, subsidiaries, affiliates, successors and assigns, as releasors (collectively referred to as the "Releasors"), in consideration of a payment to it of $700,000.00 and for other good and valuable consideration, the receipt and legal sufficiency of which are hereby acknowledged and intending to be legally bound hereby, and having full authority to take this action on behalf of, and to bind, each and every one of the Releasors, do hereby unconditionally remise, release and forever discharge ALLIED ENVIRONMENTAL MIDLANTIC, INC., ALLIED ENVIRONMENTAL SERVICES, INC., ALLIED ENVIRONMENTAL SERVICES WEST, INC. and ALLIED WASTE MANAGEMENT, INC. (collectively, the "Companies"), their predecessors, successors and assigns, as releasees (collectively referred to as the "Releasees"), of and from any and all manner of actions, causes of action, suits, debts, dues, accounts, bonds, covenants, contracts, agreements, promises, warranties, guarantees, representations, liens, mechanics' liens, judgments, claims, counterclaims, crossclaims, defenses and/or demands whatsoever, including claims for contribution and/or indemnity, arising under or related to that certain Loan Agreement dated December 23, 1992, as amended through the date hereof (the "Loan Agreement") among Meridian, the Companies and various affiliates of the Companies (the entities that have executed this Release other than the Companies and Meridian are collectively referred to herein as the "Affiliates"), and any other instrument or document entered into by the Companies or any of them related thereto or in connection therewith (such documents together with the Loan Agreement, the "Loan Documents"), and regardless of whether such claim is past or present, asserted or unasserted, contingent or liquidated, at law or in equity, or resulting from an assignment, if any (collectively referred to as "Claims"), which any of the Releasors ever had, have and/or hereafter can, shall or may claim to have against any of the Releasees, for or by reason of any cause, matter or thing whatsoever related to the obligations of the Companies to Meridian under the Loan Documents (the "Obligations"), arising from the beginning of time to the date of execution of this Release.

     NOTWITHSTANDING THE FOREGOING, this Release does not release the Companies or their predecessors, successors or assigns from any claim or cause of action that any Releasor has or may have arising from a fraud or fraudulent act perpetrated by any Company or any of the officers, directors, employees, shareholders or agents of any Company or any claim which does not arise under the

     IN WITNESS WHEREOF, and intending to be legally bound hereby, the parties have caused this Release to be executed as of this 1st day of July 1996.

ATTEST:                                     MERIDIAN BANK

/s/ Kimberly Shaffer, VP                    By: /s/ Helen F. Wessling
-----------------------------                   -------------------------------
Kimberly Shaffer, VP                            Helen F. Wessling
                                                Vice President


AGREED TO BY:

ENVIRONMENTAL DISPOSAL OPTIONS CORPORATION

By: /s/ Thomas D. Lewis
-----------------------------
Thomas D. Lewis
Chief Executive Officer


GSM ENVIROMENTAL, INC.

By: /s/ Thomas D. Lewis
-----------------------------
Thomas D. Lewis
Chief Executive Officer


PROFESSIONAL PIPE SERVICES CORPORATION

By: /s/ Thomas D. Lewis
-----------------------------
Thomas D. Lewis
Chief Executive Officer

Loan Documents. In addition, this Release does not release any Affiliate from any of their obligations to Meridian under the Loan Documents or otherwise.

     2. Representations and Warranties.

        a. Meridian hereby warrants and represents that it has not assigned, pledged, hypothecated and/or otherwise divested itself and/or encumbered all or any part of the Claims being released hereby.

        b. Meridian further warrants and represents that this Release is fully binding upon it and all of the Releasors, and that Meridian has the capacity and authority to execute this Release on behalf of itself and the Releasors as required by applicable law.

        c. Meridian further warrants and represents that it has consulted with counsel in connection with the execution of this Release and fully understands the legal effect of the execution of this Release.

     3. Continuing Obligations. Each Affiliate executing this Release warrants and represents that the Obligations (as such term is defined in the certain Loan Agreement) shall continue and shall be due and owing by it and that such Obligations shall continue to be secured by liens on its property until it has performed the conditions required by Meridian in order for such Affiliate to receive from Meridian a release in form and substance similar to this Release.

     4. Amendment and Waiver. No amendment of this Release, and no waiver, discharge or termination of any one or more of the provisions hereof, shall be effective unless set forth in writing and signed by all of the parties hereto.

     5. Governing Law. This Release shall be construed in accordance with and governed by the internal laws of the Commonwealth of Pennsylvania without reference to conflict of laws principles.

     6. Counterparts; Effectiveness. This Release may be executed in any number of counterparts and by the different parties on separate counterparts and each such counterpart shall be deemed to be an original, but all such counterparts shall together constitute one and the same Release. This Release shall be deemed to have been executed and delivered when Meridian has received counterparts hereof executed by all parties listed on the signature pages hereto.

GLOBAL ENVIRONMENTAL INC.

By: /s/ Thomas D. Lewis
-----------------------------
Thomas D. Lewis
Chief Executive Officer


GLOBAL SPILL MANAGEMENT, INC.

By: /s/ Thomas D. Lewis
-----------------------------
Thomas D. Lewis
Chief Executive Officer


UNDERWATER TECHNICS, INC.

By: /s/ Thomas D. Lewis
-----------------------------
Thomas D. Lewis
Chief Executive Officer


GLOBAL SPILL MANAGEMENT OF DELAWARE, INC.

By: /s/ Thomas D. Lewis
-----------------------------
Thomas D. Lewis
Chief Executive Officer

                                 ACKNOWLEDGMENT

STATE OF PENNSYLVANIA    :
                         :  SS.
COUNTY OF PHILADELPHIA   :


     On the 1st day of July, 1996, before me, a Notary Public in and for the State and County aforesaid, personally appeared Helen Wessling, an individual, known to me (or satisfactorily proven) and who acknowledged herself to be the vice president of MERIDIAN BANK, a state banking corporation, and that she as such officer being authorized to do so, executed the within instrument and acknowledged that he executed the same for the purposes therein contained.

     IN WITNESS WHEREOF, I have hereunto set my hand and official seal.


                                            /s/ Patricia K. Mongan
                                            -----------------------------------
                                            Notary Public

Patricia R. Mongan
PA Commissioner of Deeds
My Commission expires: Dec. 28, 1998

                                                                       EXHIBIT G


Contact: Desiree Pierson
Global Spill Management, Inc.                       NASDAQ; GEGI
Tel: (610) 495-3000                                 FOR IMMEDIATE RELEASE

                        GLOBAL SPILL MANAGEMENT, INC. TO

                      ACQUIRE PHOENIX WRECKING CORPORATION

     Norristown, Pa., Monday, July l, 1996 .... Global Spill Management, Inc.
(Global) announced today that on June 27, 1996, it agreed to acquire 100% of the capital stock of Phoenix Wrecking Corporation (Phoenix) in exchange for shares of Global Common Stock valued at $18 million to $21 million. The announcement was made by Thomas D. Lewis, Sr., president of Global.

     Closing of the transaction with Phoenix will be completed by July 3, 1996, subject to adjustment upon completion of the Phoenix financial statements for the year ended June 30, 1996.

     Phoenix is a solid waste management, environmental abatement and specialty contacting company focusing on site and facility remediation. For the fiscal years ended June 30, 1993, 1994 and 1995, Phoenix reported EBIT of $669,383, $889,343, and $1,441,569, respectively. For the six months ended December 31, 1995, Phoenix earned $822,755 before taxes. Global estimates that, as of June 30, 1996, its tax loss carry-forward is in excess of $6 million.

     Karl Schwab, President of Phoenix since its founding in 1986, and Roger A. Imperial, chairman of the National Construction Committee of Accordia Northeast/New York Region, and appointed by the Governor of New York as Special Counsel to the Joint Legislative Committee of Rates and Regulations, have been elected to the board of directors of Global. Both Schwab and Imperial are directors of Phoenix.

     Subsequent to the acquisition of Phoenix, Global sold three of its operating subsidiaries. With the proceeds derived from such sales, Global
(a) liquidated in full all of its obligations to its bank lender, (b) discharged approximately

Global Spill Management, Inc. 2-

     $1,155,058 of obligations payable in connection with a prior acquisition,
(c) transferred approximately $744,026 of equipment and mortgage loans and capitalized lease obligations, and (d) canceled in excess of $250,000 of long-term employment contracts.

         As of June 30, 1996, Global had 616,466 shares of common stock issued and outstanding. No shares of the authorized preferred stock were issued and outstanding.

         Thomas D. Lewis, Sr., Herbert S. McDonal, and David Stith will remain as directors of Global, The Fulcrum Group, of Philadelphia, owned by McDonald, also will continue to serve as a financial consultant to Global, primarily with respect to transactions in the Delaware Valley region.

         Customers served by Phoenix include Chrysler, Ford Motor, Alcoa, Con Edison, Bethlehem Steel, Florida Power & Light, as well as various federal, state and municipal authorities.

USER23                          08/29/1996 09:09                         Page 1
Symbol(s) GEGI & Date
Use Page Up, Page Down, (up arrow), (down arrow), or press (return)

08/28 4:13P (RT) Global Spill GEGI.O names CEO and CFO Story 5281 (I/ENR, I/US, I/RESF, GEGI, H/)

     NEW YORK, Aug 28 (Reuter) - Global Spill Management Inc. said on Wednesday it named Karl Schwab chief executive and president, and George Weast chief financial officer.

     The company also said that, with current contracts and several targeted acquisitions, revenues are likely to exceed $25 million in the 1997 fiscal year.

     Schwab, who replaces Thomas Lewis, Sr. as chief executive and Stuart Berri as president, is the founder of Phoenix Wrecking Inc, which has been merged with Global Spill.

     Weast replaces Robert Moskovitz. A company spokeswoman said that Lewis, Berri and Moskovitz resigned.

     Global Spill added that it is changing its name to Indigo Industries Inc.

REUTER
Rtr 16:13 08-28-96

Press Release

For Immediate Release

     Global Spill Management Inc. (Indigo Industries Inc.) to acquire Recycling Unlimited Orianna, New York, September 3, 1996 Global Spill Management Inc. (NASDAQ-GEGI) Global Spill Management Inc. which recently announced the intention to change their name to Indigo Industries Inc. announced today that they have acquired Recycling Unlimited, a four acre transfer and crushing plant in Brooklyn, NY. The plant's principal function is the processing of construction debris. Mr. Schwab, the president of Global Spill stated "we currently anticipate annual revenues generated from this acquisition to be between $6,000,000 and $8,000,000 we estimate gross profits of 20%"

     "With this acquisition completed and our current contracts Global could see revenues exceed $25 million in sales for the 97 fiscal year .... we are confident that we can maintain a gross profit margin of 20%" stated Mr. Schwab. The terms of this acquisition have not yet been disclosed.

     Global Spill Management Inc. is comprised of several divisions specializing in solid waste management, environmental abatement and specialty contracting that focuses on site remediation.

     For further information contact investor relations at 800-531-7464.

                                 PRESS RELEASE

October 23, 1996.

     GLOBAL SPILL MANAGEMENT, INC. (GEGI), announced today that a subsidiary corporation, Indigo Industries of New York, Incorporated, was the successful low bidder on a $1,758,000 project to demolish the former Abraham & Strauss building located at 150 Fulton Avenue, Hempstead, New York, for the Incorporated Village of Hempstead. This contract follows the agreement which Global made to purchase Recycling Unlimited, Inc., for $3,200,000. Recycling Unlimited is a transfer and crushing plant on a five acre site in the Red Hook Section of Brooklyn, New York. The plant's principal function is the processing of construction and demolition debris. Recycling Unlimited is expected to have sales of $6 million to $8 million with a projected profit of approximately $1.5 million annually.

     In addition, the Contract whereby Global acquired Phoenix Wrecking Corporation has been amended to provide for the cancellation and retirement of 2 million shares of Common Stock of GEGI previously issued, and to convert 4 million shares of Common Stock to 1 million shares of Convertible Preferred Stock. The Convertible Preferred Stock gives those shareholders a preference over other creditors and shareholders and pays a 7% per annum dividend. The . Convertible Preferred Stock is convertible into 4 million shares of Common Stock after March 31, 1997.

     In addition, the Company has returned 1,574,000 shares of Common Stock that was held pursuant to a Regulation S transaction, which has now failed. The stock has been returned for cancellation.

     Finally, the Company has requested that the SEC allow the withdrawal of two S-8 Registrations totaling 1,335,000 shares.

                          CHILLINGWORTH & CONWAY, P.A.
                                ATTORNEYS AT LAW
                                   SUITE 800
                          2090 PALM BEACH LAKES BLVD.
                       WEST PALM BEACH, FLORIDA 33409-6523

CHARLES C. CHILLINGWORTH                                TELEPHONE (407) 640-6000
JEANNE O. CONWAY                                          TELEFAX (407) 640-9422

Client Number:  Global Spill Management, Inc. - Press Release
Client Matter:  1365.001

Total Number of Pages:  4

To:             Desiree L. Pierson
Firm:
Telefax No:     610-495-5208
From:           Helen K. Fekete
Date:           October 25, 1996
Phone No:       (407) 640-6000
Telecopier No:  (407) 640-9422

Message:

     Yesterday's Press Release was not picked up by Dow Jones nor Reuters. We are issuing a new Release today.

     Please call NASD & get authorization for the attached Press Release to Business Wire.

     In addition, Mr. Esrine advises that the Press release MUST be sent by Telefax to the "Head Trader" at each of the attached firms, We will let
Mr. Weast take care of that from this end.

     Please call if you have any questions.

Copies to:
Philip Schwab/Karl Schwab @(718) 482-1130
Brenda Lee Hamilton @561 392-5089
Allan Esrine @212-832-3671
Roger Imperial @212-6x2-5337
David Stith @ 215-672-5778 (66)
George Weast @561-416-9594

Released over Business Wire at __________
CONTACT: Desiree Pierson
         (610) 495-6884                            NASDAQ: GEGI

                                 PRESS RELEASE

For Release October 25, 1996.

     GLOBAL SPILL MANAGEMENT, INC. (GEGI), announced today that a subsidiary corporation, Indigo Industries of New York, Incorporated, was the successful bidder on a $1,758,000 project to demolish the former Abraham & Strauss building located at 150 Fulton Avenue, Hempstead, New York, for the Incorporated Village of Hempstead. In addition, the Company has entered into an agreement in which Global proposes to purchase Recycling Unlimited, Inc., for $3,200,000. The terms of the Contract dated August 5, 1996, are $500,000 down and a Note in the amount of $2.7 million. The terms of the Note call for payments of $30,000 per month towards principal plus interest at 10% on balance, with a balloon payment due in five years. Recycling Unlimited is a transfer and crushing plant on a five acre site in the Red Hook Section of Brooklyn, New York. The plant's principal function is the processing of construction and demolition debris. Recycling Unlimited is expected to have sales of $6 million to $8 million with a projected pre-tax profit of approximately $1.5 million annually.

     In addition, at a Board meeting held October 6, 1996, the Contract whereby Global acquired Phoenix Wrecking Corporation has been amended to provide for the cancellation and retirement of 2 million shares of Common Stock of GEGI previously issued, and to convert 4 million shares of Common Stock held by management to 1 million shares of Convertible Preferred Stock. The Convertible Preferred Stock gives those shareholders a preference over other creditors and shareholders and pays a 7% per annum dividend. The Convertible Preferred Stock is convertible into 4 million shares of Common Stock after October 6, 1997.

     In addition, the Company has canceled 1,574,000 shares of Common Stock which were held in escrow pursuant to a Regulation S transaction, which has now failed. Also, the Company has requested that the SEC allow the withdrawal of two S-8 Registrations totaling 1,335,000 shares. After completion of these transactions, there will be a total of 2,516,466 shares of GEGI Common Stock issued and outstanding.

     Finally, the Board also announced that preliminary results of operations of its Phoenix subsidiary alone for the fiscal year ended June 30, 1996, indicate a pre-tax profit of approximately $1,796,601 (subject to audit confirmation). The parent company (GEGI) estimates that it has, as of June 30, 1996, a NOLD in excess of approximately $9 million.

Released over Business Wire at __________
CONTACT: Desiree Pierson
         (610) 495-6884                                 NASDAQ: GEGI
                                 PRESS RELEASE

For Release October 25, 1996.

     GLOBAL SPILL MANAGEMENT, INC. (GEGI), announced today that a subsidiary corporation, Indigo Industries of New York, Incorporated, was the successful bidder on a $1,758,000 project to demolish the former Abraham & Strauss building located at 150 Fulton Avenue, Hempstead, New York, for the Incorporated Village of Hempstead. This contract follows an agreement in which Global proposes to purchase Recycling Unlimited. Inc., for $3,200,000. The terms of the Contract dated August 5, 1996, are $500,000 down, monthly payments of $30,000 towards principal plus interest at 10% on balance, with a balloon payment due in five years. Recycling Unlimited is a transfer and crushing plant on a five acre site in the Red Hook Section of Brooklyn, New York. The plant's principal function is the processing of construction and demolition debris. Recycling Unlimited is expected to have sales of $6 million to $8 million with a projected pre-tax profit of approximately $1.5 million annually,


     In addition, at a Board meeting held October 6, 1996, the Contract whereby Global acquired Phoenix Wrecking Corporation has been amended to provide for the cancellation and retirement of 2 million shares of Common Stock of GEGI previously issued, and to convert 4 million shares of Common Stock held by management to 1 million shares of Convertible Preferred Stock. The Convertible Preferred Stock gives those shareholders a preference over other creditors and shareholders and pays a 7% per annum dividend. The Convertible Preferred Stock is convertible into 4 million shares of Common Stock after October 6, 1997.

     In addition, the Company has canceled 1,574,000 shares of Common Stock which were held in escrow pursuant to a Regulation S transaction, which has now failed. Also, the Company has requested that the SEC allow the withdrawal of two S-8 Registrations totaling 1,335,000 shares. After completing these transactions, there will be a total of 2,516,466 shares of GEGI issued and outstanding.

     Finally, the Board also announced that preliminary results of operations of its Phoenix subsidiary alone for the fiscal year ended June 30, 1996, indicate a pre-tax profit of approximately $1,796,601 (subject to audit confirmation). The parent company (GEGI) estimates that it has, as of June 30, 1996, a NOLD in excess of approximately $9 million.

Contact: Desiree Pierson
         (610) 495-6884

                GLOBAL SPILL MANAGEMENT, INC. MAKES ANNOUNCEMENT

     Global Spill Management, Inc. (GEGI) announced today that, effective November 6, 1996, GEGI entered into a Rescission Agreement with Phoenix Wrecking Corporation (Phoenix), pursuant to which the acquisition by GEGI of Phoenix under an Agreement, dated June 27, 1996, has been cancelled nunc pro tunc. The consequences of such Rescission Agreement are:

     a) the cancellation of an aggregate of six million shares of GEGI issued on July 10, 1996, to acquire Phoenix (as well as the later proposed issuance of four million shares of Preferred Stock in lieu of such six million shares of Common Stock):

     b) the cancellation of any and all Regulation S transactions entered into between various persons and the management of Phoenix with indemnification by Phoenix to GEGI; and,

     c) the pending request made to the SEC to cancel and permit the withdrawal of two Registration Statements on Form S-8 filed by the management of Phoenix on behalf of GEGI with the SEC, covering an aggregate of 1,135,000 shares of GEGI Common Stock (which, if not granted, will be followed by a request for a stop transfer order).

     One of the principal reasons for such Rescission Agreement is the inability of Phoenix to provide GEGI with an audited financial statement for the fiscal year ended June 30, 1996. Promptly upon learning of such fact, GEGI itself retained an independent accounting firm to complete the audit of Global alone for the period ended June 30, 1996. The discovery by GEGI that it would be required to conduct its own audit independently of Phoenix resulted, among other things, in the late filing by GEGI of its audited 10-K for the year ended June 30, 1996. That resulted in a hearing scheduled by NASDAQ for November 21, 1996 to determine if delisting is justified. At such hearing GEGI will make available to NASDAQ all of the pertinent facts surrounding the late filing, including a presentation by its independent auditors. This accounts for the present trading symbol being GEGI.

     GEGI had, as of June 30, 1995, total liabilities of approximately $6.5 million. As a direct result of the restructuring plan instituted early in April, 1996. and substantially completed on June 28, 1996, and thereafter, accounts payable of Global as of this date amount to approximately $153,000 (exclusive of current billings from professionals now working for GEGI). GEGI believes that certain groups who have engaged in possible substantial short-selling Of GEGI Common Stock have been spreading rumors that GEGI is contemplating bankruptcy. Such rumors are unfounded; and the present financial position of GEGI affords absolutely no basis for such rumors being circulated.

     Giving pro form effect to the cancellation of the 1,135,000 shares issued pursuant to the two improper Form S-8 filings, and giving further effect to the previous retirement of the proposed Regulation S shares, GEGI has issued and outstanding today an aggregate of 2,516,466 shares of Common Stock and no Preferred Stock.

     GEGI has been presented with several acquisition possibilities. These proposals are presently being studied and will be determined upon prior to the hearing with NASDAQ scheduled for November 21, l996.