Form 10QSB
period 1996-09-30
GLOBAL SPILL MANAGEMENT INC /NV/
filed 1997-03-06
CIK 888702

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
 X       Quarterly report under Section 13 or 15(d) of the Securities Exchange
----     Act of 1934 for the quarterly period ended September 30, 1996

         Transition report pursuant to Section 13 or 15(d) of the Securities
----     Exchange Act of 1934

For the transition period from                     to
                               -------------------    -----------------------


                         Commission file number 0-20317

                          Global Spill Management, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Nevada                                          88-0270266
-------------------------------                       ------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


       2300 Computer Avenue (Bldg. G-25), Willow Grove, Pennsylvania 19090
       -------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (215) 830-1351
                           (Issuer's telephone number)

Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes                          No    X
                      -----                        -----

The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of February 25, 1997 was 2,516,468.

Transitional small business disclosure format:

                  Yes                          No    X
                      -----                        -----

                          GLOBAL SPILL MANAGEMENT, INC.

                                   Form 10-QSB

                                      INDEX
                                      -----


PART I - FINANCIAL INFORMATION
------------------------------

                                                                           Page
                                                                           ----

Item 1.  Consolidated Financial Statements
             Consolidated Balance Sheets -
              September 30, 1996 and June 30, 1996                            3

             Consolidated Statements of Operations - Three months ended
              September 30, 1996 and 1995                                     4

             Consolidated Statements of Cash Flows - Three months ended
              September 30, 1996 and 1995                                   5-6

             Notes to Consolidated Financial Statements                     7-8

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        9-11


PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                12-15

Item 2.  Changes in Securities                                               16

Item 3.  Defaults Upon Senior Securities                                     16

Item 4.  Submission of Matters to a Vote of Security Holders                 16

Item 5.  Other Information                                                16-19

Item 6.  Exhibits and Reports on From 8-K                                    19

         Signatures                                                          20

                                                  Global Spill Management, Inc.
                                                               and Subsidiaries


                                                    Consolidated Balance Sheets
                                                                    (Unaudited)
===============================================================================

                                             September 30,             June 30,
                                                      1996                 1996
-------------------------------------------------------------------------------
Assets

Current assets
  Cash                                         $    11,190        $      62,016
  Net assets available for sale                          -              805,000
-------------------------------------------------------------------------------
Total current assets                           $    11,190        $     867,016
===============================================================================

Liabilities and Capital Deficit

Current liabilities
  Notes payable, bank                          $         -        $   1,134,553
  Current maturities of long-term debt             100,000              117,255
  Accounts payable                                 257,058              532,023
  Notes payable, stockholder                        25,000               50,000
  Accrued expenses                                       -              281,732
  Notes payable, other                                   -              932,727
-------------------------------------------------------------------------------
Total current liabilities                          382,058            3,048,290
-------------------------------------------------------------------------------

Commitments and contingencies

Capital deficit
  Preferred stock, $.001 par value
    Authorized 5,000,000 shares, none issued            -                     -
  Common stock, $.001 par value,
    Authorized 25,000,000 shares
    Issued and outstanding 1,716,468
      and 1,466,468                                  1,716                1,466
  Additional paid-in capital                    12,713,213           12,498,463
  Deficit                                      (13,085,797)         (14,681,203)
-------------------------------------------------------------------------------


Total capital deficit                             (370,868)          (2,181,274)
-------------------------------------------------------------------------------


Total liabilities and capital deficit          $    11,190        $     867,016
===============================================================================
               The accompanying notes are an integral part of these statements.

                                                  Global Spill Management, Inc.
                                                               and Subsidiaries

                                          Consolidated Statements of Operations
                                                                    (Unaudited)
===============================================================================

Three months ended September 30,                      1996                 1995
-------------------------------------------------------------------------------


Revenues                                       $         -        $   5,833,000
-------------------------------------------------------------------------------


Costs of expenses
  Cost of services provided to customers                 -            4,619,000
  Selling, general and administrative expenses           -            1,324,000
  Interest expense                                       -               83,000
-------------------------------------------------------------------------------


Total costs and expenses                                 -            6,026,000
-------------------------------------------------------------------------------


(Loss) from operations                                   -             (193,000)

Gain from debt forgiveness, net of
  administrative costs                           1,595,406                    -
-------------------------------------------------------------------------------


Net income (loss)                              $ 1,595,406        $    (193,000)
===============================================================================

Net income (loss) per share                    $      1.01        $        (.32)

Weighted average number of common
  shares outstanding                             1,580,598              598,900
===============================================================================
               The accompanying notes are an integral part of these statements.

                                                  Global Spill Management, Inc.
                                                               and Subsidiaries

                                          Consolidated Statements of Cash Flows
                                                                     (Unaudited)
===============================================================================

Three months ended September 30,                      1996                 1995
-------------------------------------------------------------------------------


Cash flows from operating activities
  Net income (loss)                            $ 1,595,406        $    (193,000)
  Adjustments to reconcile net income (loss)
   to net cash (used in) provided by
   operating activities
      Gain from debt forgiveness                (1,595,406)                   -
      Depreciation and amortization                      -              137,000
      (Increase) decrease in assets
        Accounts receivable                              -             (277,000)
        Inventories                                      -               15,000
        Prepaid expenses and other assets                -              (42,000)
      Increase (decrease) in liabilities
        Accounts payable and accrued expenses     (180,421)             449,000
-------------------------------------------------------------------------------


Net cash (used in) provided by operating
  activities                                      (180,421)              89,000
-------------------------------------------------------------------------------


Cash flows from investing activities
  Purchases of equipment                                 -               (9,000)
  Decrease in amounts due to related parties             -              (32,000)
  Acquisitions                                           -              (24,000)
  Deposits for acquisition                               -             (220,000)
  Sale of subsidiaries                             805,000                    -
-------------------------------------------------------------------------------


Net cash provided by (used in) investing
 activities                                        805,000             (285,000)
-------------------------------------------------------------------------------


Cash flows from financing activities
  Borrowings (repayments) on line of credit, net  (855,000)              70,000
  (Repayments) of long-term debt                   (10,405)            (111,000)
  (Payments) of deferred equity financing costs          -              (99,000)
  (Repayments) of borrowings from shareholder      (25,000)                   -
  Issuance of common stock, net of expenses        215,000              220,000
  Proceeds from common stock receivable, net
   of expenses                                           -               80,000
-------------------------------------------------------------------------------


Net cash (used in) provided by financing
 activities                                       (675,405)             160,000
-------------------------------------------------------------------------------

                                                  Global Spill Management, Inc.
                                                               and Subsidiaries

                                          Consolidated Statements of Cash Flows
                                                                     (Unaudited)
===============================================================================

Three months ended September 30,                      1996                 1995
-------------------------------------------------------------------------------


Net increase (decrease) in cash                $   (50,826)       $     (36,000)

Cash, at beginning of year                          62,016              184,000
-------------------------------------------------------------------------------

Cash, at end of year                           $    11,190        $     148,000
===============================================================================

Supplemental disclosures of cash flow
  information
  Cash paid (refunded) during the period for
    Interest expense                           $         -        $          56
    Income taxes                               $         -        $     (12,000)

  Noncash investing activities
    Stock issued pursuant to acquisition
     earnout                                   $         -        $      64,000
===============================================================================
                   See accompanying notes to consolidated financial statements.

                 Global Spill Management, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                    Unaudited

 1. The accompanying unaudited consolidated financial statements, which are for an interim period, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended June 30, 1996 of Global Spill Management, Inc. ("Global"), as filed with the Securities and Exchange Commission. The June 30, 1996 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. In the opinion of Global, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

3. During 1996, as a result of significant losses from Global's operations and an inability to obtain sufficient working capital, Gobal discontinued all operating activities of its environmental contracting and consulting companies and related businesses. Global sold Land N' Sea Environmental Services, Inc. ("LNS"), GSM Environmental, Inc. ("GSME") and Global Environmental, Inc. ("GE") and agreed to sell Allied Environmental, Inc., Allied Environmental Services West, Inc. and Professional Pipe Services Corporation ("Propipe"). Global's other operating subsidiary, Environmental Disposal Options Corporation ("EDOC"), was shut down in March 1996. EDOC was subsequently put into involuntary bankruptcy by its creditors and is currently liquidating its assets in accordance with Chapter 7 of the United States Bankruptcy Code.

         On June 28, 1996, Global sold all of the issued and outstanding stock of its subsidiaries, LNS, GSME and GE for $175,000 in cash. LNS was purchased by a former employee and stockholder of Global for $75,000. GSME and GE were purchased by Global's former chairman of the board and chief executive officer for $100,000.

         On June 28, 1996, Global entered into an agreement to sell the assets net of substantially all of the liabilities of Allied Environmental, Inc. and Allied Environmental Services, West, Inc., in exchange for Common Stock of the purchaser, Eastern Environmental Services, Inc. (EESI") valued at $700,000. The sale was consummated in July 1996.

         On June 30, 1996, Global signed an agreement to sell the assets, net of substantially all of the liabilities, of Propipe to a former employee and stockholder of Global for $105,000 in cash. The sale was completed in July 1996.

         All of the proceeds from the sale of the subsidiaries, including $700,000 received upon sale of the EESI shares, which amounted to $980,000, were used to pay down the notes payable, bank.

         In June 1996, Global's bank agreed to release its liens for a payment of $1,200,000. The payments to the bank included $980,000, which represented the total proceeds from the sales of the subsidiaries discussed above and an additional payment by Global of $220,000, of which $50,000 was made in July 1996. The release took place in July 1996, at which time approximately $280,000 was forgiven by the Bank. The gain from forgiveness was recorded in July 1997.

4. Per share data was calculated by dividing the net loss by the weighted average number of shares outstanding during the period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Global's business strategy, as discussed in previous public filings, proved to be an abysmal failure. Global's total revenues (while growing in recent years), which amounted to in excess of $19 million for the fiscal year and ended June 30, 1995, were achieved at the expense of operating profit. Global has reported net losses aggregating approximately $5 million for the three fiscal years ended June 30, 1995. The absence of operating profits dictated that Global attempt to meet its obligations by repeated resort to the equity and debt markets. Such method of financing proved to be no longer feasible after the end of the third quarter ended March 31, 1996. (See Plan of Reorganization, below.)

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

As a direct consequence of the implementation of the Plan of Reorganization described below, Global has (as of June 30, 1996) disposed of all of its operations and may today be fairly characterized as a non-operating "shell" corporation. Therefore, there is no need for discussion herein of prior results of operations, of year-to-year operating results and comparisons, and of liquidity and capital resources. As of the date hereof, Global is able to meet its debts as they mature, which obligations (giving effect to the completion of the Plan of Reorganization described in Part I hereinabove) consist (except for approximately $150,000 of disputed items) exclusively of legal, accounting and miscellaneous expenses endemic to any public company.

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

Sale of Subsidiaries

On June 28, 1996 (as to three subsidiaries) and effective June 30, 1996 (as to one subsidiary), Global sold either the capital stock or the assets (subject to liabilities) of its then four operating subsidiaries. The proceeds of such four sales amounted to $980,000. Such $980,000, plus $170,000 paid by Global, plus $50,000 paid prior to September 30, 1996, by one of its former subsidiaries, amounting in the aggregate to $1,200,000, was paid to Meridian Bank in full and complete satisfaction of the secured indebtedness of Global to Meridian Bank in the principal amount of approximately $1,480,000 (including accrued interest as at June 30, 1996). Global was a co-maker and co-guarantor of the Note of a former subsidiary, in the principal amount of $100,000, issued to Meridian Bank under date of June 28, 1996. Such note provided for a discount of $50,000 if paid prior to September 30, 1996. The co-maker paid such $50,000 prior to September 30, 1996; Global repaid $37,500 of such $50,000 to the co-maker prior to September 30, 1996. The balance of $12,500 is being withheld by Global pending the resolution by the co-maker of certain litigation to which each of the co-maker and Global is a party (and which Global believes is the responsibility of the co-maker pursuant to the June 28, 1996, sale agreement). Meridian Bank released its lien and executed a General Release in favor of Global in July 1996.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

On August 30, 1995, Global sold an aggregate of 750,000 shares of its pre-reverse split, authorized and unissued Common Stock to Fondo de Adquisiciones E Inversionnes (FONDO), a Costa Rican entity, for the sum of $220,000. Such shares were sold pursuant to a purchase agreement that provided for the filing of a Registration Statement on Form S-3 pertaining thereto. When such filing could not be timely effected, an additional 75,000 shares were issued to FONDO (the penalty for non-filing provided for in the purchase agreement). On October 9, 1995, FONDO executed an Offshore Securities Subscription Agreement, thereby converting the transaction into a Regulation S (Reg S) transaction. The $220,000 received by Global was paid to American Marine, Inc. (AMI) pursuant to a contract entered into by Global with AMI to acquire the latter. Global's sale of Common Stock to FONDO was arranged by CRG; and counsel for CRG executed the documents delivered to Global by FONDO. Global apparently received assurances from CRG that Global would be paid the outstanding promissory notes previously issued to Global by CRG, as well as that CRG would assist Global in obtaining the balance of the AMI purchase price. CRG arranged that CKN Holding Corporation (CKN) would provide the funding required by Global for the completion of the AMI purchase. To accomplish such funding, Global issued to CKN an aggregate of 5,274,818 shares of pre-reverse split, authorized, unissued Global Common Stock. CRG failed to pay the remaining balance on its promissory notes to Global and CKN failed to provide any funding for Global. (The CKN shares were retired by Global on August 14, 1996.) Global, as a direct result of such failures, defaulted in its obligations to AMI and, thereby, forfeited the sum of $220,000 deposited with AMI.

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

Global has been threatened with litigation by Peter V. White, a former Global Executive Vice President, Chief Financial Officer and Treasurer. Mr. White (through his attorneys) has demanded payment to him by Global of amounts allegedly due pursuant to a termination agreement entered into between Mr. White and Global upon Mr. White's resignation of all positions with Global as of June 30, 1995. (Global's alleged liability under such termination amounts to $57,000.) Mr. White deferred instituting such litigation, upon information and belief, until Global, as of September 30, 1996, discharged the sum of $98,816 due and payable by Global to Great West Indemnity (GW). GW had been Global's medical insurance carrier for all covered employees of Global. Prior management had defaulted in Global's monetary obligations to GW. The Plan of Reorganization included the resolution of all amounts due GW; the $98,816 was paid to GW; and all employee medical claims through and including April 30, 1996 (the GW cut-off date (with notification thereof tendered to all Global employees)) are now being paid by GW. One of such claimants is Mr. White; and he is expected to receive an amount in excess of approximately $102,904 from GW. Global had advised counsel for Mr. White that, apart from causing GW to pay Mr. White's medical claims, Global will make no further payments of any kind whatsoever to Mr. White, that the termination agreement between Mr. White and Global is ultra vires, and that counterclaims will be asserted against Mr. White by Global (should litigation be instituted by the latter) raising matters commencing in 1992 (to the extent that the same are not barred by any relevant Statute of Limitations).

Global has been advised by David R. Stith, a director, that Mr. Stith has claims against Global for unpaid medical expenses and for amounts due pursuant to an employment contract with a subsidiary of Global. The amount claimed thereunder is $150,000. All amounts due Mr. Stith pursuant to his claim for medical expense reimbursement have been paid. (See the paragraph immediately preceding.) On June 28, 1996, the Board adopted a resolution pursuant to which the Camden, New Jersey property owned by Global would be transferred to Mr. Stith in exchange for a General Release from Mr. Stith. Mr. Stith later rejected such offer. On November 15, 1996, the Board and Mr. Stith agreed to offset the employment claim against the cancellation of a note receivable from Mr. Stith.

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

Item 2.  Changes in Securities

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other information

         The History of the Proposed Transaction with Phoenix Wrecking
Corporation

Because Global would not, as a result of such Plan, (a) be an operating company, and (b) remain in compliance with NASDAQ continuous listing requirements, Global, on June 28, 1996 (the date on which the sales of the operating subsidiaries was effected), agreed to acquire 100% of the issued and outstanding shares of capital stock of Phoenix Wrecking Corporation (Phoenix), a New York corporation which was also engaged in the remediation business. The proposed acquisition of Phoenix, which was publicly announced on July 1, 1996, was rescinded nunc pro tunc on November 6, 1996.

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

                  Global believes that, to the extent any of such aggregate of 1,135,000 shares registered pursuant to such two Form S-8 filings may have been sold, the sellers thereof are required to rescind such sales, return the consideration received therefor and return the shares to Global for cancellation. To the extent that any of such 1,135,000 shares may not have been sold, Global, on October 21, 1996, advised its Transfer Agent to impose stop transfer instructions thereagainst. Global has made full disclosure, both orally and in writing, to each of the SEC and NASDAQ with respect to the two S-8 filings; and,

         b) Under date of September 26, 1996, the Phoenix nominees caused to be issued an aggregate of 1,564,000 shares of Global's Common Stock. Such shares were issued in the name of six different persons. The six names were furnished to Phoenix by Suisse Capital Complex (Suisse) of Indianapolis, Indiana. On October 21, 1996, Global surrendered for cancellation all of such 1,564,000 shares. Phoenix simultaneously advised Suisse that it had taken such action because, upon information and belief, the six different persons had violated Regulation S in that the six were "affiliates" and were required to file a 13(d) with the SEC (and did not) and because, the total amount of funding ($2 million) not having been received by Phoenix, the issuance had never "come to rest" and that a continuous offering may not be the basis for a Regulation S exempt transaction. Notwithstanding, Suisse has instituted proceedings seeking the recovery of the $1.3 million on the basis that the Phoenix designees issued Global Debentures to Suisse in that amount.

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

Item 6.  Exhibits and Reports on Form 8-K

         (A)      Exhibits:

                           None

         (B)      Reports on Form 8-K:

                           None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  February 28, 1997                    /s/      David R. Stith



                                            By:
                                                -------------------------------
                                                     David R. Stith,
                                                     Acting President



Date:  February 28, 1997                    /s/      Allan Esrine



                                            By:
                                                -------------------------------
                                                     Allan Esrine,
                                                     Acting Principal Financial
                                                     and Accounting Officer