Form 10QSB
period 1996-12-31
GLOBAL SPILL MANAGEMENT INC /NV/
filed 1997-03-06
CIK 888702

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
 X       Quarterly report under Section 13 or 15(d) of the Securities Exchange
 ---     Act of 1934 for the quarterly period ended December 31, 1996

         Transition report pursuant to Section 13 or 15(d) of the Securities
 ---     Exchange Act of 1934

For the transition period from ____________________ to _____________________


                         Commission file number 0-20317

                          Global Spill Management, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Nevada                                        88-0270266
-------------------------------                         -------------------
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

                  Yes                                             No   x
                       ----                                          ----

The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of February 25, 1997 was 2,516,468.

Transitional small business disclosure format:
                  Yes                                             No   x
                       ----                                          ----

================================================================================

                          GLOBAL SPILL MANAGEMENT, INC.

                                   Form 10-QSB

                                      INDEX
                                      -----


PART I - FINANCIAL INFORMATION
------------------------------

                                                                           Page
                                                                           ----

Item 1.  Consolidated Financial Statements
             Consolidated Balance Sheets -
              December 31, 1996 and June 30, 1996                             3

             Consolidated Statements of Operations - Six months ended
              December 31, 1996 and 1995 and Three months ended
               December 31, 1996 and 1995                                   4-5

             Consolidated Statements of Cash Flows - Six months ended
               December 31, 1996 and 1995                                   6-7

             Notes to Consolidated Financial Statements                     8-9

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      10-12


PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                13-16

Item 2.  Changes in Securities                                               17

Item 3.  Defaults Upon Senior Securities                                     17

Item 4.  Submission of Matters to a Vote of Security Holders                 17

Item 5.  Other Information                                                17-20

Item 6.  Exhibits and Reports on From 8-K                                    20

         Signatures                                                          21

                                                   Global Spill Management, Inc.
                                                                and Subsidiaries

                                                     Consolidated Balance Sheets
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                     December 31,       June 30,
                                                             1996           1996
================================================================================

Assets

Current assets
  Cash                                             $       --     $      62,016
  Net assets available for sale                            --           805,000
--------------------------------------------------------------------------------

Total current assets                               $       --      $    867,016
================================================================================

Liabilities and Capital Deficit

Current liabilities
  Notes payable, bank                              $       --      $  1,134,553
  Current maturities of long-term debt                     --           117,255
  Accounts payable                                      147,892         532,023
  Notes payable, stockholder                             12,500          50,000
  Accrued expenses                                         --           281,732
  Notes payable, other                                     --           932,727
--------------------------------------------------------------------------------

Total current liabilities                               160,392       3,048,290
--------------------------------------------------------------------------------

Commitments and contingencies

Capital deficit
  Preferred stock, $.001 par value
    Authorized 5,000,000 shares, none issued               --              --
  Common stock, $.001 par value,
    Authorized 25,000,000 shares
    Issued and outstanding 2,516,468
      and 1,466,468                                       2,516           1,466
  Additional paid-in capital                         12,933,913      12,498,463
  Deficit                                           (13,096,821)    (14,681,203)
--------------------------------------------------------------------------------

Total capital deficit                                  (160,392)     (2,181,274)
--------------------------------------------------------------------------------

Total liabilities and capital deficit              $       --      $    867,016
================================================================================
                The accompanying notes are an integral part of these statements.

                                                   Global Spill Management, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Operations
                                                                     (Unaudited)
================================================================================

Six months ended December 31,                                                           1996                 1995
-----------------------------------------------------------------------------------------------------------------

Revenues                                                                          $     --            $10,972,000

Costs of expenses                                                                       --              8,256,000
-----------------------------------------------------------------------------------------------------------------

Gross profit                                                                            --              2,716,000

Selling, general and administrative expenses                                            --              3,139,000
Restructuring expense                                                                   --                380,000
-----------------------------------------------------------------------------------------------------------------

(Loss) from operations                                                                  --               (803,000)

Interest expense                                                                        --               (172,000)

Gain from debt forgiveness, net of administrative costs                            1,584,382                 --

Other expense                                                                           --                 (2,000)
-----------------------------------------------------------------------------------------------------------------

Net income (loss)                                                                 $1,584,382         $   (977,000)
=================================================================================================================

Net income (loss) per share                                                       $      .80         $      (1.69)

Weighted average number of common shares outstanding                               1,992,011              577,482
=================================================================================================================

                The accompanying notes are an integral part of these statements.

                                                   Global Spill Management, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Operations
                                                                     (Unaudited)
================================================================================


Three months ended December 31,                                                         1996                 1995
------------------------------------------------------------------------------------------------------------------

Revenues                                                                       $     --                $ 5,139,000

Costs of expenses                                                                    --                  3,655,000
------------------------------------------------------------------------------------------------------------------

Gross profit                                                                         --                  1,484,000

Selling, general and administrative expenses                                         --                  1,798,000
Restructuring expense                                                                --                    380,000
------------------------------------------------------------------------------------------------------------------

(Loss) from operations                                                               --                   (694,000)

Interest expense                                                                     --                    (89,000)

Administrative (costs), net of gain from debt forgiveness                         (11,024)                    --
------------------------------------------------------------------------------------------------------------------

Net (loss)                                                                     $  (11,024)             $  (783,000)
==================================================================================================================

Net (loss) per share                                                           $     (.01)             $     (1.30)

Weighted average number of common shares outstanding                            2,403,425                  604,448
==================================================================================================================

                The accompanying notes are an integral part of these statements.

                                                   Global Spill Management, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows
                                                                     (Unaudited)
================================================================================

Six months ended December 31,                                                                  1996           1995
-------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
  Net income (loss)                                                                     $ 1,584,382     $  (977,000)
  Adjustments to reconcile net income (loss) to
    net cash (used in) provided by operating activities
      Gain from debt forgiveness                                                         (1,584,382)          --
      Depreciation and amortization                                                            --           274,000
      (Increase) decrease in assets
        Accounts receivable                                                                    --        (1,468,000)
        Inventories                                                                            --             7,000
        Prepaid expenses and other assets                                                      --           169,000
      Increase (decrease) in liabilities
        Accounts payable and accrued expenses                                               357,486       1,790,000
-------------------------------------------------------------------------------------------------------------------


Net cash (used in) operating activities                                                    (357,486)       (205,000)
-------------------------------------------------------------------------------------------------------------------


Cash flows from investing activities
  Purchases of equipment                                                                       --           (14,000)
  Increase in amounts due to related parties                                                   --           (12,000)
  Acquisitions and divestitures, net of cash paid                                              --           (24,000)
  Deposits for acquisitions                                                                    --          (315,000)
  Sale of subsidiaries                                                                      805,000            --
-------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities                                         805,000        (341,000)
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Borrowings (repayments) on line of credit, net                                           (855,000)        217,000
  (Repayments) of long-term debt                                                            (53,530)        (66,000)
  Issuance of common stock, net of expenses                                                 436,500         220,000
  Proceeds from common stock receivable, net of expenses                                       --           104,000
  Payments on notes payable, stockholder                                                    (37,500)           --
-------------------------------------------------------------------------------------------------------------------

Net cash (used in) provided by financing activities                                        (509,530)        475,000
-------------------------------------------------------------------------------------------------------------------

                                                   Global Spill Management, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows
                                                                     (Unaudited)
===============================================================================

Six months ended December 31,                                                                  1996           1995
-------------------------------------------------------------------------------------------------------------------

Net (decrease) in cash                                                                    $ (62,016)     $  (71,000)

Cash and cash equivalents, at beginning of period                                            62,016         184,000
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, at end of period                                               $    --        $ (113,000)
===================================================================================================================

Supplemental disclosures of cash flow information
  Cash paid (received) during the period for
    Interest expense                                                                      $    --        $  111,000
    Income taxes                                                                          $    --        $  (19,000)

  Noncash investing activities
    Common stock issued in exchange for notes receivable                                                 $ (380,000)
    Stock issued pursuant to acquisition earnout                                          $    --        $  233,000
===================================================================================================================

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

2. In the opinion of Global, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months and three months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

3. During 1996, as a result of significant losses from Global's operations and an inability to obtain sufficient working capital, Global discontinued all operating activities of its environmental contracting and consulting companies and related businesses. Global sold Land N' Sea Environmental Services, Inc. ("LNS"), GSM Environmental, Inc. ("GSME") and Global Environmental, Inc. ("GE") and agreed to sell Allied Environmental, Inc., Allied Environmental Services West, Inc. and Professional Pipe Services Corporation ("Propipe"). Global's other operating subsidiary, Environmental Disposal Options Corporation ("EDOC"), was shut down in March 1996. EDOC was subsequently put into involuntary bankruptcy by its creditors and is currently liquidating its assets in accordance with Chapter 7 of the United States Bankruptcy Code.

          On June 28, 1996, Global sold all of the issued and outstanding stock of its subsidiaries, LNS, GSME and GE for $175,000 in cash. LNS was purchased by a former employee and stockholder of Global for $75,000. GSME and GE were purchased by Global's former chairman of the board and chief executive officer for $100,000.

          On June 28, 1996, Global entered into an agreement to sell the assets net of substantially all of the liabilities of Allied Environmental, Inc. and Allied Environmental Services, West, Inc., in exchange for Common Stock of the purchaser, Eastern Environmental Services, Inc. ("EESI") valued at $700,000. The sale was consummated in July 1996.

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

As a direct consequence of the implementation of the Plan of Reorganization described below, Global has (as of June 30, 1996) disposed of all its operations and may today be fairly characterized as a non-operating "shell" corporation. Therefore, there is no need for discussion herein of prior results of operations, of year-to-year operating results and comparisons, and of liquidity and capital resources. As of the date hereof, Global is able to meet its debts as they mature, which obligations (giving effect to the completion of the Plan of Reorganization described in Part I hereinabove) consist (except for approximately $150,000 of disputed items) exclusively of legal, accounting and miscellaneous expenses endemic to any public company.

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