Form 10QSB
period 1997-03-31
GLOBAL SPILL MANAGEMENT INC /NV/
filed 1997-05-15
CIK 888702

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
 X       Quarterly report under Section 13 or 15(d) of the Securities Exchange
---      Act of 1934 for the quarterly period ended March 31, 1997

         Transition report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934

For the transition period from ___________________________ to ________________


                         Commission file number 0-20317

                          Global Spill Management, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     Nevada                            88-0270266
        -------------------------------             ----------------
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)



       2300 Computer Avenue (Bldg. G-25), Willow Grove, Pennsylvania 19090
       -------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (610) 495-8413
                           ---------------------------
                           (Issuer's telephone number)


Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes                                         No    X
                      -----                                       -----

The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of May 14, 1997 was 2,966,463.

Transitional small business disclosure format:

                  Yes                                         No    X
                      -----                                       -----

================================================================================

                          GLOBAL SPILL MANAGEMENT, INC.

                                   Form 10-QSB

                                      INDEX


PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1.  Consolidated Financial Statements
              Consolidated Balance Sheets -
               March 31, 1997 and June 30, 1996                               3

              Consolidated Statements of Operations - Nine months
               ended March 31, 1997 and 1996 and Three months ended
               March 31, 1997 and 1996                                      4-5

              Consolidated Statements of Cash Flows - Nine months ended
               March 31, 1997 and 1996                                      6-7

              Notes to Consolidated Financial Statements                    8-9

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        10-12


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 13-14

Item 2.  Changes in Securities                                                15

Item 3.  Defaults Upon Senior Securities                                      15

Item 4.  Submission of Matters to a Vote of Security Holders                  15

Item 5.  Other Information                                                 15-18

Item 6.  Exhibits and Reports on From 8-K                                     18

         Signatures                                                           19

                                                   Global Spill Management, Inc.
                                                                and Subsidiaries

                                                     Consolidated Balance Sheets
                                                                     (Unaudited)
================================================================================

                                                      March 31,         June 30,
                                                           1997            1996
--------------------------------------------------------------------------------


Assets

Current assets
  Cash                                             $       --      $     62,016
  Net assets available for sale                            --           805,000
--------------------------------------------------------------------------------

Total current assets                               $       --      $    867,016
================================================================================

Liabilities and Capital Deficit

Current liabilities
  Notes payable, bank                              $       --      $  1,134,553
  Current maturities of long-term debt                     --           117,255
  Accounts payable                                      115,173         532,023
  Notes payable                                          12,500          50,000
  Accrued expenses                                        2,429         281,732
  Notes payable, other                                     --           932,727
--------------------------------------------------------------------------------

Total current liabilities                               130,102       3,048,290
--------------------------------------------------------------------------------

Commitments and contingencies

Capital deficit
  Preferred stock, $.001 par value
    Authorized 5,000,000 shares, none issued               --              --
  Common stock, $.001 par value,
    Authorized 25,000,000 shares
    Issued and outstanding 3,016,468
      and 1,466,468                                       3,016           1,466
  Additional paid-in capital                         13,228,413      12,498,463
  Deficit                                           (13,111,531)    (14,681,203)
  Less:  subscriptions receivable                      (250,000)           --
--------------------------------------------------------------------------------

Total capital deficit                                  (130,102)     (2,181,274)
--------------------------------------------------------------------------------

Total liabilities and capital deficit              $       --      $    867,016
================================================================================

                The accompanying notes are an integral part of these statements.

                                                   Global Spill Management, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Operations
                                                                     (Unaudited)
================================================================================


Nine months ended March 31,                                         1997            1996
----------------------------------------------------------------------------------------

Revenues                                                       $    --       $12,772,000

Costs of revenues                                                   --         9,639,000
-----------------------------------------------------------------------------------------

Gross profit                                                        --         3,133,000

Selling, general and administrative expenses                        --         3,611,000

Restructuring expense                                               --           380,000
-----------------------------------------------------------------------------------------
(Loss) from operations                                              --          (858,000)

Interest expense                                                    --          (251,000)

Forfeited acquisition costs                                         --          (315,000)

Other income, net                                                   --             5,000
-----------------------------------------------------------------------------------------
Net (loss) from continuing operation                                --        (1,419,000)

Gain (loss) from discontinued operations
  Gain from debt forgiveness, net of administrative costs      1,569,672            --
  Loss from operations                                              --          (748,000)
  Writedown of goodwill                                             --        (1,328,000)
-----------------------------------------------------------------------------------------
                                                               1,569,672      (2,075,000)
-----------------------------------------------------------------------------------------

Net income (loss)                                             $1,569,672     $(3,494,000)
=========================================================================================

Net (loss) per share from continuing operations               $     --       $     (2.30)

Net income (loss) per share from discontinued operations             .72           (3.37)
-----------------------------------------------------------------------------------------
Net income (loss) per share                                   $      .72     $     (5.67)
=========================================================================================

Weighted average number of common shares outstanding           2,178,877         616,468
=========================================================================================

                The accompanying notes are an integral part of these statements.

                                                   Global Spill Management, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Operations
                                                                     (Unaudited)
================================================================================


Three months ended March 31,                                       1997           1996
---------------------------------------------------------------------------------------

Revenues                                                    $      --      $ 2,939,000

Costs of revenues                                                  --        2,345,000
---------------------------------------------------------------------------------------

Gross profit                                                       --          594,000

Selling, general and administrative expenses                       --        1,011,000
---------------------------------------------------------------------------------------

(Loss) from operations                                             --         (417,000)

Interest expense                                                   --          (81,000)

Forfeited acquisitions costs                                       --         (315,000)

Other income, net                                                  --            8,000
---------------------------------------------------------------------------------------

Net (loss) from continuing operations                              --         (805,000)

(Loss) from discontinued operations
  Administrative costs, net of gain from debt forgiveness       (14,710)          --
  (Loss) from operations                                           --         (385,000)
  Writedown of goodwill                                            --       (1,328,000)
---------------------------------------------------------------------------------------

                                                                (14,710)    (1,713,000)
---------------------------------------------------------------------------------------

Net (loss)                                                  $   (14,710)   $(2,518,000)
=======================================================================================

Net (loss) per share from continuing operations             $      --      $     (1.31)

Net (loss) per share from discontinued operations                  (.01)         (2.78)
---------------------------------------------------------------------------------------

Net (loss) per share                                        $      (.01)   $     (4.09)
=======================================================================================

Weighted average number of common shares outstanding          2,649,801        616,468
=======================================================================================

                The accompanying notes are an integral part of these statements.

                                                   Global Spill Management, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows
                                                                     (Unaudited)
================================================================================

Nine months ended March 31,                                       1997           1996
--------------------------------------------------------------------------------------

Cash flows from operating activities
  Net income (loss)                                        $ 1,569,672    $(3,494,000)
  Adjustments to reconcile net income (loss) to
    net cash (used in) operating activities
      Gain from debt forgiveness                            (1,569,672)          --
      Increase in allowance for doubtful accounts                 --           47,000
      Depreciation and amortization                               --          479,000
      Writedown of goodwill                                       --        1,328,000
      (Increase) decrease in assets
        Accounts receivable                                       --        1,042,000
        Inventories                                               --           18,000
        Prepaid expenses and other assets                         --          170,000
      Increase (decrease) in liabilities
        Accounts payable and accrued expenses                 (278,454)       (32,000)
--------------------------------------------------------------------------------------

Net cash (used in) operating activities                       (278,454)      (442,000)
--------------------------------------------------------------------------------------

Cash flows from investing activities
  Purchases of equipment                                          --          (16,000)
  Sales of equipment                                              --           33,000
  Acquisitions and divestitures, net of cash paid                 --          (25,000)
  Sale of subsidiaries                                         805,000           --
--------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities            805,000         (8,000)
--------------------------------------------------------------------------------------

Cash flows from financing activities
  Payments on notes payable                                    (37,500)          --
  Borrowings (repayments) on line of credit, net              (855,000)       270,000
  (Repayments) of long-term debt                               (53,530)      (128,000)
  Issuance of common stock, net of expenses                    481,500        178,000
  Proceeds from common stock receivable, net of expenses          --          123,000
  Payments to related party, Allied acquisition                   --         (157,000)
--------------------------------------------------------------------------------------

Net cash (used in) provided by financing activities           (464,530)       286,000
--------------------------------------------------------------------------------------

                                                   Global Spill Management, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows
                                                                     (Unaudited)
================================================================================


Nine months ended March 31,                                     1997         1996
----------------------------------------------------------------------------------

Net (decrease) in cash                                     $ (62,016)   $(164,000)

Cash and cash equivalents, at beginning of period             62,016      184,000
----------------------------------------------------------------------------------

Cash and cash equivalents, at end of period                $    --      $  20,000
==================================================================================

Supplemental disclosures of cash flow information
  Cash paid (received) during the period for
    Interest expense                                       $    --      $ 279,000

  Noncash investing activities
    Common stock issued in exchange for notes receivable   $ 250,000    $(380,000)
    Stock issued pursuant to acquisition earnout           $    --      $ 233,000
==================================================================================

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

2. In the opinion of Global, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months and three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

         On June 28, 1996, Global entered into an agreement to sell the assets net of substantially all of the liabilities of Allied Environmental, Inc. and Allied Environmental Services, West, Inc., in exchange for Common Stock of the purchaser, Eastern Environmental Services, Inc. ("EESI") valued at $700,000. The sale was consummated in July, 1996.

         On June 30, 1996, Global signed an agreement to sell the assets, net of substantially all of the liabilities, of Propipe to a former employee and stockholder of Global for $105,000 in cash.
         The sale was completed in July, 1996.

         All of the proceeds from the sale of the subsidiaries, including $700,000 received upon sale of the EESI shares, which amounted to $980,000, were used to pay down the notes payable, bank.

         In June, 1996, Global's bank agreed to release its liens for a payment of $1,200,000. The payments to the bank included $980,000, which represented the total proceeds from the sales of the subsidiaries discussed above and an additional payment by Global of $220,000, of which $50,000 was made in July, 1996. The release took place in July 1996, at which time approximately $280,000 was forgiven by the Bank. The gain from forgiveness was recorded in July, 1997.

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

As a direct consequence of the implementation of the Plan of Reorganization described below, Global has (as of June 30, 1996) disposed of all its operations and may today be fairly characterized as a non-operating "shell" corporation. Therefore, there is no need for discussion herein of prior results of operations, of year-to-year operating results and comparisons, and of liquidity and capital resources. As of the date hereof, Global is able to meet its debts as they mature, which obligations (giving effect to the completion of the Plan of Reorganization described in Part I hereinabove) consist exclusively of legal, accounting and miscellaneous expenses endemic to any public company and amount to approximately $115,000.

Management believes that its principal focus today should be directed toward the
(a) realization of the cash value of Global's remaining assets and (b) acquisition of a going concern that will provide stability of operation and cash flow. Management also recognizes the importance of the reliance it places upon the provider of funds previously utilized to liquidate creditor claims to fulfill its commitment to furnish such additional amounts as are required to eliminate in full the remaining approximate $115,000 of miscellaneous payables.

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

Sale of Subsidiaries

On June 28, 1996 (as to three subsidiaries) and effective June 30, 1996 (as to one subsidiary), Global sold either the capital stock or the assets (subject to liabilities) of its then four operating subsidiaries. The proceeds of such four sales amounted to $980,000. Such $980,000, plus $170,000 paid by Global, plus $50,000 paid prior to September 30, 1996, by one of its former subsidiaries, amounting in the aggregate to $1,200,000, was paid to Meridian Bank in full and complete satisfaction of the secured indebtedness of Global to Meridian Bank in the principal amount of approximately $1,480,000 (including accrued interest as at June 30, 1996). Global was a co-maker and co-guarantor of the Note of a former subsidiary, in the principal amount of $100,000, issued to Meridian Bank under date of June 28, 1996. Such note provided for a discount of $50,000 if paid prior to September 30, 1996. The co-maker paid such $50,000 prior to September 30, 1996; Global repaid $37,500 of such $50,000 to the co-maker prior to September 30, 1996. The balance of $12,500 is being withheld by Global pending the resolution by the co-maker of certain litigation to which each of the co-maker and Global is a party (and which Global believes is the responsibility of the co-maker pursuant to the June 28, 1996, sale agreement). Meridian Bank released its lien and executed a General Release in favor of Global in July, 1996.

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

Giving effect to (a) the satisfaction of the indebtedness due Meridian Bank and
(b) the liabilities assumed by the purchasers of the four operating subsidiaries, being treated herein as having occurred on June 28, 1996, Global remained, as of June 30, 1996, with fixed liabilities of $591,000. Commencing in July 1996, Global, as an alternative to creditor proceedings that would have involved legal and accounting costs disproportionate to the dollar amount of its remaining liabilities, commenced a voluntary plan of payment at a discount. Creditors were offered an immediate settlement equal to 37.5% on the dollar (except for claims under $100 (which were liquidated in full)). Such offer, denominated as a common law composition, required that all creditors be treated equally. Such offer resulted, as of October 1, 1996, in $565,000 in the aggregate of claims being settled for the sum of $238,000. As of March 31, 1997, total liabilities of Global were approximately $127,674, of which $61,731.07 includes the resolution of litigation described under "Legal Proceedings" hereinafter.

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

The previous litigation to which Global was a party, instituted by FONDO and by former securities counsel (as disclosed in the Form 10-QSB filed for the six month period ended December 31, 1996), has been resolved. An order was entered on March 13, 1997, dismissing the FONDO matter and the litigation with former securities counsel was settled for the sum of $36,731. FONDO's appeal was heard on May 2, 1997 and the dismissal was sustained.

In November, 1996, Global was sued by Alpine Petroleum Company/Raymond Kerwood (Plaintiff) pursuant to a certain consulting agreement entered into between Global and Plaintiff on December 1, 1994. Plaintiff claims it is due the amount of $51,000 through August 1, 1996. Global intends to defend vigorously such lawsuit upon the basis that such consulting agreement was entered into in connection with Global's acquisition of Professional Pipe Services Corporation (Propipe) on December 1, 1994; that such consulting agreement was an attempt to disguise the acquisition cost of Propipe by Global; that Common Stock of Global was issued to Plaintiff as a shareholder of Propipe (and that Plaintiff executed a Stock Restriction Agreement) with respect to the shares of Global Common Stock received by Plaintiff as a shareholder of Propipe; that Plaintiff performed no services for Global pursuant to such consulting agreement; that the execution and delivery of the disputed consulting agreement to Plaintiff was an ultra vires act on the part of Global; that Plaintiff has been fully compensated by its receipt of shares of Global Common Stock in exchange for its interest in Propipe; and that (in any event) the sale by Global of Propipe to the latter's former principal shareholder on June 28, 1996, effectively rescinded such alleged consulting agreement.

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

When such $200,000 note was not paid, OMNI caused AIMS to convey a parcel of real estate in Plainfield, New Jersey, to Global. WB was able to convince the New Jersey Superior Court that such conveyance represented a fraudulent conveyance. Global has not yet determined whether to appeal the judgment. Global believes that the value of the parcel exceeds the amount of the judgment. Global has made an offer to settle the judgment and related legal costs for the sum of $25,000.

In November, 1996, Global was sued by Suisse Capital Complex (Suisse) in New York State Supreme Court (trial court). Suisse alleges that it funded $1.3 million upon the receipt of Global Debentures executed and delivered to Suisse by the Phoenix designees. Suisse further alleges that such amount was wire transferred to a Phoenix account maintained in a Queens County, New York, bank. Global held no Board meetings between June 28 and September 30, 1996 (the later being disputed): and, the minutes prepared for such disputed meeting by Phoenix' designee as counsel contain no mention of Suisse, of the prior issuance of Global debentures to Suisse, or of the receipt by Phoenix of $1.3 million of Suisse funding. Global intends to defend vigorously such action, on the basis that Global's Board did not authorize any Reg S transaction or any other funding by Suisse, any Global documents delivered to Suisse were fraudulently executed and delivered by Phoenix nominees, none of the alleged Suisse funding was received by Global and the rescission agreement between Global and Phoenix specifically provides that the liability for any Suisse proceeds rests with Phoenix. After taking pre-trial depositions, plaintiff has made a motion for summary judgment, returnable May 8, 1997, against Phoenix and two affiliates thereof (and not against Global). Such depositions demonstrated conclusively that none of plaintiff's funds was received by Global.

Item 2.  Changes in Securities

         On March 7, 1997, Global authorized the issuance of an aggregate of 500,000 shares of its Common Stock to a non-affiliated entity in exchange for $250,000 of additional funding and a commitment to provide a maximum of $250,000 additional funding. Such issuance increased the number of fully paid and non-assessable shares of Common Stock to 3,016,463 shares. On April 20, 1997, 50,000 of the 750,000 shares issued pursuant to the September, 1996, Form S-8 filing were returned to Global for cancellation. (See Item 5 hereinafter.)

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other information

         As of February 7, 1997, Global has caused to be filed with the SEC its Form 10-KSB (for the fiscal year ended June 30, 1996) and its Form 10-QSB for the quarters ended September 30 and December 31, 1996. Such filings rendered Global current in its filing obligations under the 1934 Act.

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

Since the shareholders of Phoenix gained voting control of Global pursuant to the acquisition, Phoenix became the acquiring company. Accordingly, the acquisition of Phoenix was to have been accounted for as a reverse acquisition wherein the acquired company (Phoenix) would have been deemed to have acquired the acquiring company (Global). Staff Accounting Bulletin Topic 2 Item (A)(2) and APB Opinion 16, Paragraph 70, under GAAP, states that:

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

                  Global believes that, to the extent any of such aggregate of 1,135,000 shares purportedly registered pursuant to such two Form S-8 filings may have been sold, the sellers thereof are required to rescind such sales, return the consideration received therefor and return the shares to Global for cancellation. To the extent that any of such 1,135,000 shares may not have been sold, Global, on October 21, 1996, advised its Transfer Agent to impose stop transfer instructions thereagainst. Global has made full disclosure, both orally and in writing, to each of the SEC and NASDAQ with respect to the two S-8 filings; and,

         b) Under date of September 26, 1996, the Phoenix nominees caused to be issued an aggregate of 1,574,000 shares of Global's Common Stock. Such shares were issued in the name of six different persons. The six names were furnished to Phoenix by Suisse Capital Complex (Suisse) of Indianapolis, Indiana. On October 21, 1996, Global surrendered for cancellation all of such 1,574,000 shares. Phoenix simultaneously advised Suisse that it had taken such action because, upon information and belief, the six different persons had violated Regulation S in that the six were "affiliates" and were required to file a 13(d) with the SEC (and did not) and because, the total amount of funding ($2 million) not having been received by Phoenix, the issuance had never "come to rest" and that a continuous offering may not be the basis for a Regulation S exempt transaction. Notwithstanding, Suisse has instituted proceedings seeking the recovery of the $1.3 million on the basis that the Phoenix designees issued Global Debentures to Suisse in that amount.

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

On or about October 20, 1996 (with the imminent expiration of the thirty-day extension requested by Global from NASDAQ in which to file its 10-KSB for June 30, 1996), it became obvious that there existed no possibility of obtaining a Phoenix audit for the period ended June 30, 1996. Accordingly, on November 6, 1996, the Global-Phoenix transaction was rescinded nunc pro tunc, the Phoenix designees to the Global Board resigned and Karl Schwab resigned as President of Global. Such rescission was intended to cancel the Phoenix-Global transaction as if the same had never occurred.

The references in this subsection to the questionable and disputed Board meeting of Global on September 30, 1996, are attributable to Rule 14f-1 promulgated under the 1934 Act. Briefly stated: Rule 14f-1 provides that if, pursuant to any arrangement or understanding with the person(s) acquiring securities in a transaction subject to Section 13(d) of the 1934 Act, any persons are to be named to the Board of the issuer and who thereby will constitute a majority of the Board, and no meeting of the shareholders is called to cause such election to the Board, a Proxy Statement complying with Regulation 14A of the 1934 Act must be filed with the SEC. This was why, on June 28, 1996, only two nominees of Phoenix were appointed to the Global Board and three nominees of Global previously on the Board remained as directors. This is also why no purported meeting of September 30, 1996, could have validly appointed any additional Phoenix nominees to the Global Board. (The transaction that is subject to Section 13(d) of the Act is the issuance of the 6 million shares of Global stock to the shareholders of Phoenix on July 10, 1996, of which 6 million shares 4 million shares were issued to Begonia Corporation (a company controlled by the majority shareholders of Phoenix)). Such 4 million shares represented more than five (5%) percent of the issued and outstanding shares of Global Common Stock commencing on July 10, 1996, and lasting until such shares were cancelled on or about October 21, 1996. (And even when cancelled on or about October 21, 1996, such shares were to be converted into $4 million principal amount of Preferred Stock itself convertible into 4 million shares of Common Stock.) Begonia only ceased to be a party subject to the filing requirements of Section 13(d) when the transaction between Global and Phoenix was rescinded nunc pro tunc on November 6, 1996.

Upon the assumption that the 1,197,500 shares of Global still not returned for cancellation (out of the 6 million shares originally issued on July 10, 1996, for Phoenix) may be cancelled because the transaction with Phoenix has been rescinded nunc pro tunc, and upon the further assumption that the aggregate of 1,135,000 shares issued pursuant to the two improperly filed Form S-8 filings are not validly issued, fully paid and non-assessable because such shares either were not registered for public sale, or were issued without consideration (because no services were rendered to Global by the recipients), or were not authorized to be issued by the Global Board, the result is that Global would have an aggregate of 2,966,463 shares of its Common Stock validly issued, fully paid and non-assessable as of the date hereof.

Item 6.  Exhibits and Reports on Form 8-K

         (A)      Exhibits:

                           None

         (B)      Reports on Form 8-K:

                           Form 8-K, Filed April 15, 1997 (Incorporated herein by reference)

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







Date:  May 14, 1997                   By:     /s/    David R. Stith
                                           -------------------------------
                                                     David R. Stith,
                                                     Acting President



Date:  May 14, 1997                   By:     /s/    Allan Esrine
                                            -------------------------------
                                                     Allan Esrine,
                                                     Acting Principal Financial
                                                     and Accounting Officer