Form 10KSB
period 1997-06-30
GLOBAL SPILL MANAGEMENT INC /NV/
filed 1997-09-29
CIK 888702

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
          [x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 1997
                                       OR
          [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

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

                                ----------------

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

                  Yes  X                        No
                     -----                        ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporation by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB [ ].

         As of July 31, 1997, 3,011,930 shares of Common Stock ($.001 par value) were issued and outstanding and fully paid and non-assessable. The aggregate market value of the Common Stock held by non-affiliates was approximately $1,315,593, determined by the closing sale price on that same day based upon 3,007,069 shares owned by non-affiliates.

================================================================================

                                TABLE OF CONTENTS

Part I

         Item 1.  Description of Business

         Item 2.  Properties

         Item 3.  Legal Proceedings

         Item 4.  Submission of Matters to a Vote of Security Holders

Part II

         Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         Item 6.  Management's Discussion and Analysis

         Item 7.  Financial Statements

         Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Part III

         Item 9. Directors and Executive Officers of the Registrant; Compliance with Section 16(a) of the Exchange Act

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

PLAN OF REORGANIZATION

         In April, 1996, because of a demonstrable inability to meet its debts as they matured, Global, with the assistance of its financial advisors determined to undertake a comprehensive Plan of Reorganization (the "Plan"). Such Plan included the (a) sale of the four operating subsidiaries for cash consideration only, (b) liquidation of the debt due to the senior secured creditor (Meridian Bank), (c) elimination of debt in its entirety, and (d) reclassification of the issued and outstanding shares of Common Stock. The Plan also provided for the acquisition by Global of a going business, one that would permit Global to satisfy the then continuous listing standards of NASDAQ (on which Small Cap market shares of Global Common Stock were listed). The results of the implementation of the Plan were as follows:

Sale of Subsidiaries

By June 30, 1997, Global sold the capital stock or the net assets of its then four operating subsidiaries. An aggregate of $1,200,000 was paid to Meridian Bank in full and complete satisfaction of secured indebtedness to Meridian Bank in the principal amount of $1,480,000 (plus accrued interest of $47,000). In addition, Global was a co-maker and co-guarantor of the Note of a former subsidiary, in the principal amount of $100,000, issued to Meridian Bank under date of June 28, 1996. Such note provided for a discount of $50,000 if paid prior to September 30, 1996. The co-maker paid such $50,000 prior to September 30, 1996; Global repaid $37,500 of such $50,000 to the co-maker prior to September 30, 1996, and the balance of $12,500 on July 18, 1997. Meridian Bank satisfied its lien and executed a General Release in favor of Global on June 28, 1996.

(The $50,000 paid by Global to the co-maker is included within the amount of $1,200,000 mentioned above.)

As a result of the disposition of the above-mentioned subsidiaries, Global ceased to be an operating company.

Elimination of Debt

In addition to the discharge of all obligations due to Meridian Bank, Global also undertook the elimination of all other debt. Employment contracts (under which Global was obligated in the amounts of $1,230,600 for 1996 and $848,000 for 1997, respectively), were terminated, lease obligations were canceled and general unsecured creditors (other than those owed minimal amounts or those professionals and firms continuing to provide necessary services for Global), were settled for 37.5 cents on the dollar.

Giving effect to (a) the satisfaction of the indebtedness due Meridian Bank and
(b) the liabilities assumed by the purchasers of the four operating subsidiaries, each occurring on June 28, 1996, Global remained, as of June 30, 1996, with accounts payable and accrued expenses totaling $814,000. Commencing in July 1996, Global, as an alternative to creditor proceedings that would have involved legal and accounting costs disproportionate to the dollar amount of its remaining liabilities, commenced a voluntary plan of payment at a discount. Creditors were offered an immediate settlement equal to 37.5% on the dollar (except for claims under $100 (which were liquidated in full)). Such offer, denominated as a common law composition, required that all creditors be treated equally. Such offer resulted in these claims (including current liabilities) being settled for the sum of $359,754. As of June 30, 1997, total liabilities of Global were $148,427 and represented current accounts payable endemic to any public entity. Such amount does not encompass any sums Global may be forced to pay as a result of current litigation. (See "Legal Proceedings" hereinafter.)

In addition, amounts due to the former shareholders of Allied Environmental Services, Inc., one of the subsidiaries sold by the Company, amounting to $932,727 were also forgiven.

Acquisition and Disposition of Phoenix

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

Two issues remain unresolved from the association of Phoenix with Global: (a) an aggregate of 1,135,000 shares of Global Common Stock were caused to be issued by Phoenix pursuant to two filings on Form S-8 with the Securities and Exchange Commission. Global was not current in its required filings when such two Registration Statements were filed. Therefore, no effective Registration Statement could have been filed on Form S-8. Global has instituted proceedings to recover all such shares as well as the proceeds derived from the sale thereof; and (b) Global is a defendant in a lawsuit brought in New York State Supreme Court to recover the sum of $1.3 million allegedly made available to Phoenix by plaintiff. Global received none of such proceeds.

Global is a party defendant because Phoenix utilized Global Debentures to obtain such funds. A motion for summary judgment against the Phoenix defendants and not against Global was decided on July 30, 1997, and judgment was entered against the Phoenix defendants only. Global intends to move to have the matter dismissed as to Global. At a conference held before the Judge to whom the case has been assigned on September 11, 1997, Plaintiff was given until October 30, 1997 to proceed against Global or be marked off the calendar as to Global only.

Common Stock Reconciliation

Excluding the transactions initiated by Phoenix and described hereinabove, Global has, since June 30, 1996, caused the following shares to be issued:

(616,463 issued and outstanding giving effect to the May 13, 1996, Amendment to the Articles of Incorporation):

100,000 shares issued on July 5, 1996, accounted for as issued and outstanding as of June 30, 1996, upon conversion of a Convertible Debenture (in the principal amount of $50,000) issued in 1992 (plus all accrued interest thereon, the cancellation of a long-term employment contract having a remaining liability of $43,750 and the forgiveness of accrued interest of $2,500); and,

750,000 shares (on July 18, 1996), accounted for as issued and outstanding as of June 30, 1996, 250,000 shares (on August 19, 1996), 800,000 shares (on October 13, 1996), and 500,000 shares (on March 7, 1997) the aggregate having been issued in exchange for cash value of $1,095,000, plus a commitment to fund the additional amount of $120,000 (as of September 4, 1997).

As of the date hereof, therefore, Global has an aggregate of 3,011,930 shares of its Common Stock validly issued and outstanding, fully paid and non-assessable.

Upon the assumption that the 1,197,500 shares of Global still not returned for cancellation (out of the 6 million shares originally issued on July 10, 1996, for Phoenix) may be cancelled because the transaction with Phoenix has been rescinded nunc pro tunc, and upon the further assumption that the aggregate of 1,085,000 shares issued pursuant to the two improperly filed Form S-8 filings are not validly issued, fully paid and non-assessable because such shares either were not registered for public sale, or were issued without consideration (because no services were rendered to Global by the recipients), or were not authorized to be issued by the Global Board, the result is that Global would have an aggregate of 3,011,930 shares of its Common Stock validly issued, fully paid and non-assessable as of the date hereof.

Item 2. Properties

         Since June 28, 1996 (the date on which Global divested itself of all of its operating subsidiaries), the principal offices of Global have been located at 2300 Computer Avenue (Bldg. G-25), Willow Grove, Pennsylvania 19090, on a month-to-month leasehold basis. Such premises had been occupied by Global's former Chief Financial Officer principally for the purposes of completing the June 30, 1996, audited and September 30, 1996, unaudited (first quarter) financial statements, closing-out the books and accounts of the subsidiaries disposed of on June 28, 1996, resolving the remaining creditor claims, and assisting in the preparation of the June 30, 1995, and 1996 tax returns. Global utilizes such premises today solely for mail and telephone purposes.

         Global (through a subsidiary) owns a 2,400 square foot office building and garage (400 feet) located on approximately 10 acres of land (waterfront property) in Camden, New Jersey. Global intends, upon the resolution of certain environmental issues, to offer such parcel and building and garage for sale for cash. Global carries such property at zero value on its books.

Item 3. Legal Proceedings

         Global is a defendant in several lawsuits in which the principal defendant is the former Global subsidiary that incurred the underlying debt. Global is vigorously defending all such suits, on the basis that Global is not a proper party defendant because Global entered into no contractual relationship with the particular plaintiff and bears no responsibility to such plaintiff. Global does not deem such litigation to be material.

         Prior to June 30, 1995, Global sold to Corporate Relations Group, Orlando, Florida (CRG), 1,150,000 shares, of Global's pre-reverse split authorized and unissued Common Stock. CRG is indebted to Global today in the amount of $677,000, such amount representing the remaining balance on the purchase price for such shares. Global believes that all such shares have been sold by CRG. Global has sued CRG in Federal court for such amount. A motion, made by CRG to dismiss, was denied on July 24, 1997.

Global was sued by Peter V. White, a former Global Executive Vice President, Chief Financial Officer and Treasurer. Mr. White has demanded payment to him by Global of amounts allegedly due pursuant to a termination agreement entered into between Mr. White and Global upon Mr. White's resignation of all positions with Global as of June 30, 1995. Global's alleged liability under such termination amounts to $57,000. Such suit was settled for the sum of $21,375 payable on or before September 30, 1997.

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

In November, 1996, Global was sued by F.T. Trading Company et al (F.T.) in New York State Supreme Court (trial court). F.T. alleges that it funded $1.3 million upon the receipt of Global Debentures executed and delivered to F.T. by the Phoenix designees. F.T. further alleges that such amount was wire transferred to a Phoenix account maintained in a Queens County, New York, bank. Global held no Board meetings between June 28 and September 30, 1996 (the latter being disputed): and, the minutes prepared for such disputed meeting by Phoenix' designee as counsel contain no mention of F.T., of the prior issuance of Global debentures to F.T., or of the receipt by Phoenix of $1.3 million of F.T. funding. Global intends to defend vigorously such action, on the basis that Global's Board did not authorize any Reg S transaction or any other funding by F.T., any Global documents delivered to F.T. were fraudulently executed and delivered by Phoenix nominees, none of the alleged F.T. funding was received by Global and the rescission agreement between Global and Phoenix specifically provides that the liability for any F.T. proceeds rests with Phoenix. Plaintiff's summary judgment motion against the Phoenix defendants only was granted on July 30, 1997. (See Item 1 ("Acquisition and Disposition of Phoenix") hereinabove.)

Item 4. Submission of Matters to a Vote of Security Holders

         The following matters were submitted to a vote of the securities holders:

                                None


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         On July 29, 1992, Global's Common Stock commenced quotation on the NASDAQ Small Cap Market (NASDAQ) under the symbol GSMI. (The symbol was changed to GEGI coincident with the May 13, 1996, Amendment to the Articles of Incorporation.) The following table sets forth the reported high and low bid and high and low asked quotations for Global's Common Stock on NASDAQ for the period January 1, 1995, to June 30, 1997. (The quarters set forth below are based on Global's June 30 fiscal year period.) Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not represent actual transactions. No bid or asked quotations are available from November 28, 1996, through April 17, 1997:

                                 High Bid         Low Bid     Closing Bid      High Ask         Low Ask       Closing Ask
                                 --------         -------     -----------      --------         -------       -----------
    1995
Jan 1 - Mar 31                    45.045          19.707         22.523         48.799           20.646         25.337
Apr 1 - Jun 30                    22.523           9.384         10.323         25.338           11.261         12.2
Jul 1 - Sep 30                    24.399           9.584         12.2           28.153           11.261         13.138
Oct 1 - Nov 30                    15.015           7.508          9.384         15.953            8.446         12.2

    1996
Jan 1 - Mar 31                     9.384           5.631          6.569         10.323            6.569          8.446
Apr 1 - Jun 30                     6.569           2.25           4              8.446            3              4.75
Jul 1 - Sep 30                     9               31/32          13/16          9.25             0.75             7/8
Oct 1 - Nov 27                     27/32           0.25             N/A            7/8             5/16            N/A

    1997
Apr 17 - Jun 30                    0.3125          0.1            0.27           0.46875          0.2            0.4375




(The prices stated for all periods give effect to the 30-1 reverse stock split that was effective on May 13, 1996)

         On November 27, 1996, Global's Common Stock was delisted from trading on NASDAQ. On April 17, 1997, Global's Common Stock commenced listing on the OTC Electronic Bulletin Board. Such delisting was prompted by Global's inability to file a timely Form 10-K with audited financials for the fiscal year ended June 30, 1996. (In addition, the NASDAQ hearing held on November 21, 1996, raised issues relating to the issuance of the aggregate of 1,135,000 S-8 Common Stock and the Reg S transaction with F.T. See "The Acquisition and Disposition of Phoenix" hereinabove.) Having been delisted, Global is now required to meet NASDAQ standards applicable to an initial listing application. Presently, such criteria include $4 million in total assets, $2 million in capital and surplus, $1 million market value of the public float and a minimum bid price of $3 per share. There can be no assurance that Global will be able to meet such initial listing requirements, that Global's Common Stock will be included on NASDAQ even if such initial listing requirements are met, or that thereafter the requirements for continuous listing will continue to be met. In any such event, Global's Common Stock would continue to be traded on the OTC Electronic Bulletin Board, in which event a shareholder may find it more difficult to dispose of (or to obtain accurate quotations as to the price of) Global's Common Stock.

         As of the date hereof there were 3,011,930 shares of Common Stock validly issued and outstanding, fully paid and non-assessable. (See "Common Stock Reconciliation" in Part I, Item 1 hereinabove). There were a total of 485 holders of record as of July 15, 1997. Global believes, based upon available information, that there are in excess of 1,000 beneficial owners of Global Common Stock. No shares of Global's authorized Preferred Stock have ever been issued.

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


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

As a direct consequence of the implementation of the Plan of Reorganization described in Part I hereinabove, Global has (as of June 30, 1996) disposed of all its operations and may today be fairly characterized as a non-operating "shell" corporation. Therefore, there is no need for discussion herein of prior results of operations, of year-to-year operating results and comparisons, and of liquidity and capital resources. As of the date hereof, Global is able to meet its debts as they mature, which obligations (giving effect to the completion of the Plan of Reorganization described in Part I hereinabove) consist exclusively of legal, accounting and miscellaneous expenses endemic to any public company.

Management believes that its principal focus today should be directed toward the
(a) realization of the cash value of Global's remaining assets and (b) acquisition of a going concern that will provide stability of operation and cash flow. The Company received $100,000 subsequent to June 30, 1997 as payment on subscriptions receivable as of that date. The balance of the subscription will be collected to pay liabilities and expenses of the Company as they become due. Management expectes ongoing operating expenses to be minimal until and upon which time an acquisition may occur.


Item 7. Financial Statements

         Consolidated Financial Statements and supplementary financial information specified by this Item 7 are presented following Item 13 in Part IV of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        This Item is inapplicable.

                                    PART III

Item 9.  Directors and Executive Officers of the Company;
         Compliance with Section 16(a) of the Exchange Act

         The executive officers, directors and key personnel of Global are as follows: (the information set forth hereunder is as of June 30, 1997 (the end of the fiscal period), and gives effect to the resignations of directors whose services were terminated by Global upon the sale of the subsidiaries occurring on June 28, 1996.



Name                                Age              Positions held with the Company
----                                ---              -------------------------------
David R. Stith                      69               Acting President and Director

Herbert S. McDonald                 61               Director

Desiree L. Pierson                  34               Secretary


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

         David R. Stith became Vice Chairman and a Director of Global on November 1, 1991, and of the Company on November 25, 1991. Mr. Stith founded Underwater Technics in 1967 and has served as its Chairman and President since such date. Mr. Stith led the crew that cleaned up the major oil spills from the tankers the "Elias," the "Mellon," and the "Athos." Mr. Stith was also involved in underwater testing for the National Aeronautics and Space Administration, and led the crew that dove for sunken treasure on the Spanish Galleon "San Jose" which sank off Colombia in 1708.

         Herbert S. McDonald became a director of Global on December 27, 1995. Mr. McDonald has, since January 1993, been the President of The Fulcrum Group, a management consulting firm specializing in the restructuring and merger/acquisition of corporate clients. Prior thereto, Mr. McDonald was (since August 1990) the President (CEO) and principal shareholder of European Automotive Products, Inc., a major importer of imported cars specializing in higher end German automotive parts. Prior thereto, Mr. McDonald was the President (CEO) and principal shareholder of Fulcrum Investments, a firm making investments in manufacturing, leasing, automobile dealerships and real estate.

         Desiree L. Pierson became Secretary of Global in January, 1996. Ms. Pierson was an employee of Global from 1991 until June 28, 1996. In her capacity as Secretary, Ms. Pierson's duties include shareholder relations, matters involving the Transfer Agent and corporate record keeping and do not include corporate decision making or substantive matters involving Global.

         No director, officer or affiliate of Global is an adverse party to Global or any of its subsidiaries in any material proceeding.

         The Company and its directors and executive officers are in compliance with the requirements of Section 16(a) of the Exchange Act.

Item 10. Executive Compensation

         The following table sets forth the cash compensation earned by each of Global's executive officers for the fiscal year ended June 30, 1997 (the "named executive officers"). Global became a reporting company under the Securities Exchange Act of 1934 on July 29, 1992, the effective date of its Registration Statement on Form 8-A.

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




                           SUMMARY COMPENSATION TABLE


          (a)                            (b)         (c)           (d)                (e)
Name and Principal Position                                                      Other Annual
                                        Year       Salary($)     Bonus($)        Compensation($)
    Thomas D. Lewis, Sr. (1)(2)         1997         --          --               --
    Chairman of the Board,              1996       183,980       --              28,560
                                        1995       178,345       --               --
    Aubrey L. Pettit, Jr. (3)(2)        1997         --          --               --
    President, General Counsel          1996        84,502       --              28,560
    & Secretary                         1995       163,051       --               --

    David R. Stith                      1997          --         --               --
    Acting President                    1996        74,997       --               --
                                        1995       150,500      10,313            --


----------

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

         The following tables set forth the number and percentage of Global's shares of Common Stock owned of record and beneficially by (a) each person or entity owning more than five percent of such shares, (b) each executive officer and director, and (c) all executive officers and directors as a group as of June 30, 1997 (giving effect to the May 13, 1996, reverse split):


Name and Address(1)(2)             Number of Shares Owned          Percentage
---------------------              ----------------------          ----------
David R. Stith (3)(4)                   4,861                         *
721 St. Davids Avenue
Warminster, PA  18974

Herbert S. McDonald (5)                   --                          --
160 Abraham's Lane
Villanova, PA  19085

Desiree L. Pierson (6)                    --                          --
244 Main Street
Linfield, PA 19468

All Officers and Directors              4,861                         *



as a Group (3 persons)

------------------
*        Less than 1%

(1) Unless otherwise noted, Global believes that the person named in the above table has sole voting and dispositive power with respect to all shares of Common Stock beneficially owned by him.
(2) Based on 3,011,930 shares of Global's Common Stock issued and outstanding at June 30, 1997.
(3) This individual may be deemed a "parent" and/or "promoter" of Global under the rules and regulations of the Securities Act by virtue of his efforts in the organization of Global.
(4)      Executive officer and director.
(5)      Director.
(6)      Officer.


Item 12. Certain Relationship and Related Transactions

Employment Agreements

         For information regarding former employment agreements for Messrs. Lewis, Pettit, and Stith, see Item 10 "Executive Compensation" hereinabove.



                                     PART IV

Item 13.          Exhibits and Reports on Form 8-K

         (a)      1.       All financial  statements - see index to Consolidated
                           Financial  Statements on page 14

                  2.       Exhibits - see Exhibits below.

         Schedules not included are omitted because they are not applicable, or are not required, or the information is shown in the Consolidated Financial Statements or the Notes thereto.

         (b) The following Current Reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the last quarter of the period covered by this Annual Report on Form 10-K:

                  (i)  Form 8-K filed on April 15, 1997.
                  (ii) Form 8-K filed on June 9, 1997.

         (The following Exhibits (filed with Form 10-KSB for the fiscal year ended June 30, 1996) are applicable to the period commencing July 1, 1995, and terminating as of the date of the filing of such Form 10-KSB):

A.       Amendment to Articles of Incorporation, filed May 13, 1996.
B.       Amendment to Articles of Incorporation, filed July 3, 1996.
C. Agreement, dated June 27, 1996, between Registrant and shareholders of Phoenix Wrecking Corporation.
D. Rescission Agreement, dated November 6, 1996, between Registrant and shareholders of Phoenix Wrecking Corporation.
E. Memorandum from counsel to Registrant summarizing subsidiary sales effected as of June 28, 1996.
F.       Press Releases issued by Registrant since July 1, 1995.

                  (i) July 1, 1996
                 (ii) August 29, 1996
                (iii) September 3, 1996
                 (iv) October 23, 1996
                  (v) October 25, 1996 (#1)
                 (vi) October 25, 1996 (#2)
                (vii) November 7, 1996
G. Disputed Form S-8 filing under the 1993 Act, dated August 2, 1996, and relating to 385,000 shares (incorporated herein by reference).
H. Disputed Form S-8 filing under the 1933 Act, dated September 19, 1996, and relating to 750,000 shares (incorporated herein by reference).
I. Disputed Form 8-K filed on October 4, 1996 (incorporated herein by reference).

(The following Exhibits (incorporated herein by reference) are applicable to the period subsequent to the filing of Form 10-KSB for the fiscal year ended June 30, 1996, and prior to the filing date hereof):

A. Form 10-KSB, for the fiscal year ended June 30, 1996, filed on February 19, 1997.
B. Form 10-QSB, for the quarter ended September 30, 1996, filed on March 5,
   1997.
C. Form 10-QSB, for the quarter ended December 31, 1996, filed on March 5, 1997.
D. Form 10-QSB, for the quarter ended March 31, 1997, filed on May 15, 1997.
E. Form 8-K, filed on April 15, 1997.
F. Form 8-K, filed on June 9, 1997.
G. Press Release, dated June 6, 1997 (filed herewith).
H. Press Release, dated September 17, 1997 (filed herewith).

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on
its behalf by the undersigned hereunto duly authorized on September    , 1997.


                                              GLOBAL SPILL MANAGEMENT, INC.


                                              By: /s/
                                                  -----------------------------
                                                     David R. Stith,
                                                     Acting President & Director
                                                     September    , 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
registrant and in the capacities indicated, on September     , 1997.




Signatures                                       Title                                Date
----------                                       -----                                ----



/s/                                    Acting President and Director            September   , 1997
---------------------------
David R. Stith






/s/                                 Acting Principal Financial                  September   , 1997
---------------------------         and Accounting Officer
Allan Esrine



                                                  Global Spill Management, Inc.
                                                               and Subsidiaries

                                                                       Contents

--------------------------------------------------------------------------------


Report of Independent Certified Public Accountants                          F-1

Consolidated financial statements
      Balance sheet                                                         F-2
      Statements of operations                                              F-3
      Statements of capital deficit                                         F-4
      Statements of cash flows                                        F-5 - F-6

Summary of significant accounting policies                            F-7 - F-9

Notes to consolidated financial statements                          F-10 - F-16

Report of Independent Certified Public Accountants



Global Spill Management, Inc.
Willow Grove, Pennsylvania

We have audited the accompanying consolidated balance sheet of Global Spill Management, Inc. and subsidiaries as of June 30, 1997, and the related consolidated statements of operations, capital deficit, and cash flows for each of the two years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Spill Management, Inc. and subsidiaries as of June 30, 1997, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.


                                                                BDO SEIDMAN, LLP


Philadelphia, Pennsylvania
September 4, 1997

-------------------------------------------------------------------------------


                                                          Spill Management, Inc.
                                                                and Subsidiaries

                                                      Consolidated Balance Sheet

================================================================================

June 30,                                                                   1997
--------------------------------------------------------------------------------

Assets

Current assets
  Cash                                                               $    2,111
  Subscriptions receivable (Note 1)                                     100,000
--------------------------------------------------------------------------------
Total assets                                                         $  102,111
================================================================================

Liabilities and Capital Deficit

Current liabilities
  Note payable, stockholder (Note 5)                                     12,500
  Accounts payable                                                      148,427
--------------------------------------------------------------------------------
Total current liabilities                                               160,927
--------------------------------------------------------------------------------

Commitments and contingencies (Notes 1, 9 and 10)

Capital deficit (Notes 6, 8 and 9)
  Preferred stock, $.001 par value
    Authorized 5,000,000 shares, none issued                                --
  Common stock, $.001 par value,
    Authorized 25,000,000 shares
    Issued and outstanding 3,011,930                                      3,012
  Additional paid-in capital                                         13,225,917
  Deficit                                                           (13,167,745)
  Less:  subscriptions receivable                                      (120,000)
--------------------------------------------------------------------------------
Total capital deficit                                                   (58,816)
--------------------------------------------------------------------------------
Total liabilities and capital deficit                                $  102,111
================================================================================

                    See accompanying notes to consolidated financial statements.

                                                   Global Spill Management, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Operations

================================================================================

Year ended June 30,                                  1997                 1996
--------------------------------------------------------------------------------


Revenues                                       $      --           $       --
--------------------------------------------------------------------------------


Expenses
  General and administrative expenses             227,136              255,800
  Loss on investment and note receivable             --                 90,000
  Debenture conversion expense (Note 8)              --              2,595,703
  Interest expense                                   --                394,304
--------------------------------------------------------------------------------

Total expenses                                    227,136            3,335,807
--------------------------------------------------------------------------------

(Loss) from continuing operations                (227,136)          (3,335,807)

(Loss) from discontinued operations (Note 2)         --             (6,724,912)
--------------------------------------------------------------------------------

(Loss) before extraordinary item                 (227,136)         (10,060,719)

Extraordinary income - gain
  on forgiveness of indebtedness (Note 11)      1,740,594                  --
--------------------------------------------------------------------------------

Net income (loss)                              $1,513,458         $(10,060,719)
================================================================================

(Loss) per share from continuing operations    $     (.10)        $      (5.47)

(Loss) per share from discontinued operations        --                 (11.02)

Extraordinary income per share                        .73                  --
--------------------------------------------------------------------------------


Net income (loss) per share                    $      .63         $     (16.49)
================================================================================


Weighted average number of shares outstanding   2,387,639              610,044
================================================================================


                    See accompanying notes to consolidated financial statements.

                                                   Global Spill Management, Inc.
                                                                and Subsidiaries

                                      Consolidated Statements of Capital Deficit


==================================================================================================================
                                                               Additional
                                             Common              Paid-In                             Subscriptions
                                              Stock              Capital              (Deficit)        Receivable
------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1995                    $  15,974         $   9,282,609        $   (4,620,484)       $ (497,875)

1 for 30 reverse stock split                (15,442)               15,442                    --                --
Shares issued for services                       37                56,213                    --                --
Shares issued for cash                           28               219,972                    --                --
Shares issued as additional
  consideration for acquired
  companies                                      19               296,588                    --                --
Shares issued upon conversion
  of debentures                                 850             2,959,853                    --                --
Payment of subscriptions                         --                    --                    --           108,438
Adjustment to subscriptions resulting
  from decline in market value of
  Common Stock                                   --              (189,437)                   --           189,437
Allowance for subscriptions
  receivable                                     --              (200,000)                   --           200,000
Other adjustments                                --                57,223                    --                --
Net (loss) for the year                          --                    --           (10,060,719)               --
------------------------------------------------------------------------------------------------------------------


Balance, June 30, 1996                        1,466            12,498,463           (14,681,203)               --

Shares issued for cash
  and subscriptions                           1,550               727,450                    --          (250,000)

Shares retired during the year                   (4)                    4                    --                --

Payment of subscriptions                         --                    --                    --            30,000

Reclassification of
  subscriptions receivable                       --                    --                    --           100,000

Net income for the year                          --                    --             1,513,458                --
------------------------------------------------------------------------------------------------------------------


Balance, June 30, 1997                    $   3,012         $  13,225,917        $  (13,167,745)       $ (120,000)
==================================================================================================================


                    See accompanying notes to consolidated financial statements.

                                                   Global Spill Management, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Cash FlowS


==================================================================================================================
Years ended June 30,                                                                   1997                  1996
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Income (loss) from continuing operations                                     $  1,513,458           $(3,335,807)
  (Loss) from discontinued operations                                                    --            (6,724,912)
  Adjustments to reconcile net (loss) to net
    cash (used) in operating activities
      Extraordinary gain on forgiveness of indebtedness                          (1,740,594)                   --
      Depreciation and amortization                                                      --               376,714
      Issuance of common stock for services                                              --                56,250
      Loss on investment and note receivable                                             --                90,000
      Bond conversion expense                                                            --             2,595,703
      Loss on sale of subsidiaries                                                       --               183,252
      Gain on abandonment of subsidiary                                                  --              (311,058)
      Write-off of goodwill                                                              --             4,697,254
      Other, net                                                                         --               246,925
      Loss on abandonment of assets                                                      --               165,190
      Write-off of other assets                                                          --               179,531
      Decrease in assets
        Accounts receivable                                                              --               977,477
        Inventory                                                                        --                18,090
        Prepaid expenses and other assets                                                --               359,716
      Increase (decrease) in liabilities
        Accounts payable                                                            (45,922)              (56,271)
        Accrued expenses                                                           (165,222)               82,864
------------------------------------------------------------------------------------------------------------------
Net cash (used in) operating activities                                            (438,280)             (399,084)
------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
  Proceeds from sale of assets                                                      805,000                    --
  Decrease in amounts due to related parties                                             --               169,970
  Proceeds from sale of subsidiaries                                                     --               175,000
------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                           805,000               344,970
------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
  Borrowings on line of credit, net                                                      --                54,553
  Repayments of stockholder note                                                    (37,500)                   --
  Repayment of note payable, bank                                                  (855,000)                   --
  Repayments of long-term debt                                                      (43,125)             (450,428)
  Issuance of common stock, net of expenses                                         479,000               220,000
  Payments of common stock receivables                                               30,000               108,438
------------------------------------------------------------------------------------------------------------------
Net cash (used in) financing activities                                            (426,625)              (67,437)
-------------------------------------------------------------------------------------------------------------------


                                                   Global Spill Management, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows

==========================================================================================================
Years ended June 30,                                                           1997                1996
----------------------------------------------------------------------------------------------------------
Net (decrease) in cash                                                     $  (59,905)       $  (121,551)

Cash, at beginning of year                                                     62,016            183,567
----------------------------------------------------------------------------------------------------------


Cash, at end of year                                                       $    2,111        $    62,016
==========================================================================================================

Supplemental disclosures of cash flow information
  Cash paid during the year for
    Interest                                                               $       --        $   354,610
    Taxes                                                                  $       --        $        --
----------------------------------------------------------------------------------------------------------


  Noncash investing and financing activities
    Amounts to be collected upon sale of subsidiaries                      $       --        $   805,000
    Stock issued as additional consideration
      for acquired companies                                                       --            296,607
    Issuance of common stock upon conversion
      of debenture                                                                 --          2,960,703
    Debenture converted to common stock                                            --           (365,000)




                    See accompanying notes to consolidated financial statements.

                                                   Global Spill Management, Inc.
                                                                and Subsidiaries

                                                  Summary of Accounting Policies

================================================================================

Organization       Global Spill Management, Inc. ("Global") was incorporated
and Principles     in June 1991, to acquire, operate and develop environmental
of Consolidation   contracting and consulting companies and related
                   businesses.

                   The accompanying consolidated financial statements include the accounts of Global Spill Management, Inc. and its wholly owned subsidiaries (the "Company"), after elimination of all significant intercompany balances and transactions.

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

Income (Loss)      The income (loss) per share data are computed by dividing
Per Share          the loss applicable to common stock by the weighted average number of common shares outstanding. For the years ended
                   June 30, 1997 and 1996, outstanding warrants and options were excluded from the computation because their effect would have been antidilutive.

                                                   Global Spill Management, Inc.
                                                                and Subsidiaries

                                                  Summary of Accounting Policies

================================================================================

Recent             In March 1997, the Financial Accounting Standards Board
Accounting         issued Statement of Financial Accounting Standards No. 128,
Pronouncements     Earnings Per Share ("SFAS 128"). SFAS 128 provides a
                   different method of calculating earnings per share than is currently called for in Accounting Principle Board Opinion
                   15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to existing fully diluted earnings per share.
                   The Company believes adopting SFAS 128 will not have a material effect on its calculation of earnings per share. The
                   Company will adopt the provisions for computing earnings per share set forth in SFAS 128 for its quarter ending December
                   31, 1997.

                   Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129") effective for periods ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure. SFAS 129 requires disclosure of the pertinent rights and privileges of various securities outstanding (stock, options, warrants, preferred stock, debt and participation rights) including dividend and liquidation preferences, participant rights, call prices and dates, conversion or exercise prices and redemption requirements.

                   Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                                                   Global Spill Management, Inc.
                                                                and Subsidiaries

                                                  Summary of Accounting Policies

================================================================================

                   Statement of Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," ("SFAS No. 131") which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                   SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated.

                   The Company has discontinued their operations. Management does not believe that adoption of any of these pronouncements would materially effect the Company's financial statements.

Environmental      Environmental expenditures that relate to existing conditions
Expenditures       caused by past operations, and which do not contribute to
                   current or future revenues, are charged to expense.
                   Liabilities are recorded when environmental assessments and/or cleanups are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals have coincided with the Company's commitment to a formal plan of action.

                                                        Global Spill Management,
                                                           Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================


1.  Business       The Company has discontinued its operating activities (see
                   Notes 2 and 3) and has liquidated all of the debts that existed as of June 30, 1996 (see Note 11). It is actively looking to acquire other businesses.

                   Subsequent to June 30, 1997, the Company received $100,000 as payment on subscriptions receivable. The balance of the subscription ($120,000) will be collected to pay liabilities and expenses of the Company as they become due.


2.  Discontinued   During 1996, as a result of significant losses from the
    Operations     Company's operations and an inability to obtain sufficient working capital, the Company discontinued all operating activities of its environmental contracting and consulting companies and related businesses. As discussed in Note 3, the Company sold Land N' Sea Environmental Services, Inc.
                   ("LNS"), GSM Environmental, Inc. ("GSMI") and Global
                   Environmental, Inc. ("GE") and agreed to sell Allied
                   Environmental, Inc., Allied Environmental Services West, Inc.
                   and Professional Pipe Services Corporation ("Propipe"). The
                   Company's other operating subsidiary, Environmental Disposal
                   Options Corporation ("EDOC"), was shut down in March 1996.
                   EDOC was subsequently put into involuntary bankruptcy by its creditors and is currently liquidating its assets in accordance with Chapter 7 of the United States Bankruptcy
                   Code.

                   As a result of the disposal of all its operations, in 1996 the Company recorded a charge of $4,816,372 as a loss on disposal of discontinued operations. This amount included, among other things, a write-off of goodwill amounting to $4,697,255, and a charge for $183,250, representing a loss on the sales and abandonment of the Company's subsidiaries. There were no material losses incurred during the phase out period.

                                                        Global Spill Management,
                                                           Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================
The operating results from discontinued operations for 1996 are summarized as follows:

Year ended June 30,                                                        1996
--------------------------------------------------------------------------------


Total revenues                                                     $ 17,043,156
Gross profit                                                          4,136,242

(Loss) from discontinued operations
  (Loss) from discontinued operations                              $ (1,908,540)
  (Loss) on disposal of discontinued
    operations                                                       (4,816,372)
--------------------------------------------------------------------------------
                                                                   $ (6,724,912)
================================================================================
(Loss) per share amounts from discontinued operations are summarized as follows:

Year ended June 30,                                                        1996
--------------------------------------------------------------------------------
(Loss) from discontinued operations
  (Loss) from discontinued operations                               $     (3.13)
  (Loss) from disposal of discontinued
    operations                                                            (7.89)
--------------------------------------------------------------------------------
                                                                    $    (11.02)
--------------------------------------------------------------------------------

                                                        Global Spill Management,
                                                           Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

3.  Sale of        On June 28, 1996, the Company sold all of the issued and
    Subsidiaries   outstanding stock of its subsidiaries, Land 'N Sea
                   Environmental Services, Inc. ("LNS"), GSM Environmental, Inc.
                   ("GSMI") and Global Environmental, Inc. ("GE") for $175,000 in cash. LNS was purchased by a former employee and stockholder of the Company for $75,000. GSMI and GE were purchased by the Company's former chairman of the board and chief executive officer for $100,000.

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


4.  Notes Payable, The Company had a revolving line of credit, for which the
    Bank balance payable at June 30, 1996, including accrued interest, was $1,134,556. That obligation was liquidated in full for $855,000 during July, 1996, with a full release being obtained. The gain on that forgiveness is reflected within the statement of operations for the year ended June 30, 1997.

5.  Note Payable,  The note, repaid on July 19, 1997, was payable to the
    Stockholder    Company's former chief executive officer.


6.  Subscriptions  The Company has fully reserved promissory notes receivable
    Receivable     with face amounts totalling $677,000, issued to the Company in 1995 as payment for the purchase price of shares of Common
                   Stock. The Company is pursuing the collection of these notes
                   (see Note 9).

                                                        Global Spill Management,
                                                           Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

7.  Income Taxes   The Company had deferred tax assets of approximately
                   $2,800,000 as of June 30, 1997, related to net operating loss carryforwards ("NOL"), which have yet to be utilized. As a result of the sale of the Company's operating subsidiaries and the issuance of additional shares of Common Stock, the amount of the NOL of approximately $8,300,000 may be limited.
                   Also, the utilization of these losses, if available, to reduce the future income taxes will depend upon the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.
                   Therefore, at June 30, 1997, the Company established a 100% valuation allowance against the deferred tax assets as the likelihood of recognizing this benefit cannot be certain. The net operating losses will expire in various years through June 2011.

8.  Common Stock   In April 1996, the Company borrowed $315,000 from an investor in exchange for a subordinated convertible debenture in the amount of $350,000. Based on the conversion provisions, the debenture was convertible into 119,658 shares of stock. On
                   June 28, 1996, the debentures were converted into 750,000 shares of common stock and the amount of $2,284,990 was charged to operations as a debenture bond conversion expense in accordance with Statement of Financial Accounting
                   Standards 84. The remaining original issue discount of $35,000 was also charged to operations.

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

                                                        Global Spill Management,
                                                           Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

9.  Litigation     The Company is a defendant in several lawsuits in which the principal defendants are the former subsidiaries that performed allegedly negligent remediation work for a particular plaintiff. The Company is vigorously defending all such suits, on the basis that it is not a proper party defendant because the parent company has no contractual relationship with the respective plaintiffs and bears no responsibility to such plaintiffs. Management has determined that the outcome of these matters will not have a material effect on the financial statements of the Company.

                   Prior to June 30, 1995, the Company (upon the advice of former counsel that sales of Common Stock for promissory notes was legal under Nevada law), sold to Corporate Relations Group, Orlando, Florida ("CRG") 21,667 shares of the Company's authorized and unissued Common Stock, pursuant to two promissory notes in the amounts of $177,000 and $500,000, respectively. CRG is currently indebted to the Company in such original amount of $677,000, such amount representing the remaining balance on the purchase price for such shares. The Company believes that all such shares have been sold by CRG. The Company has instructed counsel to pursue diligently the collection of that amount.

                   Global, on June 28, 1996 (the date on which the sales of the operating subsidiaries was effected), agreed to acquire 100% of the issued and outstanding shares of capital stock of Phoenix Wrecking Corporation ("Phoenix"), a New York corporation which was also engaged in the remediation business. The proposed acquisition of Phoenix, which was publicly announced on July 1, 1996, was rescinded nunc pro tunc on November 6, 1996.

                   Two issues remain unresolved from the association of Phoenix with Global: (a) an aggregate of 1,135,000 shares of Global Common Stock were caused to be issued by Phoenix pursuant to two filings on Form S-8 with the Securities and Exchange Commission. Global was not current in its required filings when such two Registration Statements were filed. Therefore, no effective Registration Statement could have been filed on Form S-8. Global has instituted proceedings to recover all such shares (none of which have been reflected as issued and outstanding in the Company's financial statements) as well as the proceeds derived from the sale thereof; and (b) Global is a defendant in a lawsuit brought in New York State Supreme Court to recover the sum of $1.3 million allegedly made available to Phoenix by Plaintiff. Global received none of such proceeds. Global is a party defendant because Phoenix utilized Global Debentures to obtain such funds. A motion for summary judgment against the Phoenix defendants and not against Global was decided on July 30, 1997, and judgment was entered against the Phoenix defendants only. Global intends to move to have the matter dismissed as to Global.

                   The Company is unable to determine the outcome of the two above-mentioned legal matters and has not recorded any adjustments for them in the financial statements.

10. Environmental  The Superfund Act imposes strict joint and several liability
    Risks upon the generators of hazardous substances and those transporters who have arranged for disposal of hazardous substances or those who have selected the disposal site for such substances. All such persons may be liable for waste site investigation, waste site cleanup and natural resource damages, regardless of whether they exercised due care and complied with all relevant laws and regulations. Such costs can be substantial. Certain of the Company's subsidiaries were transporters of hazardous waste materials, but should not be liable therefore, unless they are deemed to have arranged for such disposal or the selected disposal sites. The Company's policy and practice was to refrain from arranging for the disposal of hazardous substances, including waste, and/or the selection of disposal sites, and to have the generator do so. However, there can be no assurance that the Company did not fail to adhere to such practice and thereby could be potentially liable for claims in connection with the transportation and disposal of such materials.

                                                        Global Spill Management,
                                                           Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

11. Forgiveness    In fiscal 1997, the Company concluded settlement with its
    of Debt        unsecured creditors to retire all outstanding indebtedness at
                   37.5 cents on the dollar, except for amounts under $100
                   (which were paid in full). In addition, the Company settled outstanding secured debt at less than face value (see Note 4 for amounts relating to certain notes payable to bank).
                   Finally, debt payable to the former owners of one of the subsidiaries (which was sold in 1997) was forgiven. The forgiveness of indebtedness was recorded as an extraordinary item in 1997 and consisted of the following:

                   Unsecured creditors                                $  454,181
                   Former owners of a subsidiary                         932,727
                   Secured debt                                          353,686
--------------------------------------------------------------------------------
                                                                      $1,740,594
--------------------------------------------------------------------------------