Form 10QSB
period 1997-09-30
GLOBAL SPILL MANAGEMENT INC /NV/
filed 1997-11-14
CIK 888702

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

 X       Quarterly report under Section 13 or 15(d) of the Securities Exchange
---      Act of 1934 for the quarterly period ended September 30, 1997

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


                                 (215) 830-1351
                           ---------------------------
                           (Issuer's telephone number)


Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X       No
                                    ---        ---
The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of September 30, 1997 was 3,011,930.

Transitional small business disclosure format:

                                 Yes         No X
                                    ---        ---

                          GLOBAL SPILL MANAGEMENT, INC.

                                   Form 10-QSB

                                      INDEX


PART I - FINANCIAL INFORMATION

                                                                           Page
                                                                           ----

Item 1. Consolidated Financial Statements
           Consolidated Balance Sheets -
             September 30, 1997 and June 30, 1997                             3

           Consolidated Statements of Operations - Three months ended
             September 30, 1997 and 1996                                      4

           Consolidated Statements of Cash Flows - Three months ended
             September 30, 1997 and 1996                                      5

           Notes to Consolidated Financial Statements                         6

Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                               7-9


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                10-11

Item 2.  Changes in Securities                                               12

Item 3.  Defaults Upon Senior Securities                                     12

Item 4.  Submission of Matters to a Vote of Security Holders                 12

Item 5.  Other Information                                                   12

Item 6.  Exhibits and Reports on From 8-K                                    12

         Signatures                                                          13

                                                   Global Spill Management, Inc.
                                                                and Subsidiaries

                                                     Consolidated Balance Sheets
                                                                     (Unaudited)
================================================================================

                                                September 30,           June 30,
                                                         1997               1997
--------------------------------------------------------------------------------

Assets

Current assets
  Cash                                          $        323       $      2,111
  Subscriptions receivable                                --            100,000
-------------------------------------------------------------------------------

Total current assets                            $        323       $    102,111
===============================================================================

Liabilities and Capital Deficit

Current liabilities
  Notes payable, stockholder                    $         --       $     12,500
  Accounts payable                                    81,490            148,427
-------------------------------------------------------------------------------

Total current liabilities                             81,490            160,927
-------------------------------------------------------------------------------

Commitments and contingencies

Capital deficit
  Preferred stock, $.001 par value
    Authorized 5,000,000 shares, none issued              --                 --
  Common stock, $.001 par value,
    Authorized 25,000,000 shares
    Issued and outstanding 3,011,930                   3,012              3,012
  Additional paid-in capital                      13,225,917         13,225,917
  Deficit                                        (13,202,596)       (13,167,745)
  Less: subscriptions receivable                    (107,500)          (120,000)
-------------------------------------------------------------------------------


Total capital deficit                                (81,167)           (58,816)
-------------------------------------------------------------------------------


Total liabilities and capital deficit           $        323       $    102,111
===============================================================================

                The accompanying notes are an integral part of these statements.


                                                            Global Spill Management, Inc.
                                                                         and Subsidiaries

                                                    Consolidated Statements of Operations
                                                                              (Unaudited)
=========================================================================================

Three months ended September 30,                                    1997             1996
-----------------------------------------------------------------------------------------
Revenues                                                     $        --       $       --
-----------------------------------------------------------------------------------------

Costs of expenses
  Selling, general and administrative expenses                    34,851               --
-----------------------------------------------------------------------------------------

Total costs and expenses                                          34,851               --
-----------------------------------------------------------------------------------------

(Loss) from operations                                           (34,851)              --

Gain from debt forgiveness, net of administrative costs               --        1,595,406
-----------------------------------------------------------------------------------------

Net (loss) income                                            $   (34,851)      $1,595,406
=========================================================================================

Net (loss) income per share                                  $      (.01)      $     1.01

Weighted average number of common shares outstanding           3,011,930        1,580,598
=========================================================================================

                The accompanying notes are an integral part of these statements.

                                                             Global Spill Management, Inc.
                                                                          and Subsidiaries

                                                     Consolidated Statements of Cash Flows
                                                                               (Unaudited)
=========================================================================================

Three months ended September 30,                                   1997              1996
-----------------------------------------------------------------------------------------
Cash flows from operating activities
  Net (loss) income                                           $ (34,851)      $ 1,595,406
  Adjustments to reconcile net (loss) income to
    net cash (used in) operating activities
      Gain from debt forgiveness                                     --        (1,595,406)
      Increase (decrease) in liabilities
        Accounts payable and accrued expenses                   (66,937)         (180,421)
-----------------------------------------------------------------------------------------

Net cash (used in) operating activities                        (101,788)         (180,421)
-----------------------------------------------------------------------------------------

Cash flows from investing activities
  Sale of subsidiaries                                               --           805,000
-----------------------------------------------------------------------------------------

Cash flows from financing activities
  Borrowings (repayments) on line of credit, net                     --          (855,000)
  (Repayments) of long-term debt                                     --           (10,405)
  (Repayments) of borrowings from shareholder                   (12,500)          (25,000)
  Issuance of common stock, net of expenses                          --           215,000
  Proceeds from common stock receivable, net of expenses        112,500                --
-----------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities             100,000          (675,405)
-----------------------------------------------------------------------------------------

Net (decrease) in cash                                        $  (1,788)      $   (50,826)

Cash, at beginning of year                                        2,111            62,016
-----------------------------------------------------------------------------------------

Cash, at end of year                                          $     323       $    11,190
=========================================================================================

                    See accompanying notes to consolidated financial statements.

                 Global Spill Management, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                    Unaudited


1. The accompanying unaudited consolidated financial statements, which are for an interim period, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended June 30, 1997 of Global Spill Management, Inc. ("Global"), as filed with the Securities and Exchange Commission. The June 30, 1997 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. In the opinion of Global, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

3. Per share data was calculated by dividing the net income (loss) by the weighted average number of shares outstanding during the period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

As a direct consequence of the implementation of the Plan of Reorganization described below, Global has (as of June 30, 1996) disposed of all its operations and may today be fairly characterized as a non-operating "shell" corporation. Therefore, there is no need for discussion herein of prior results of operations, of year-to-year operating results and comparisons, and of liquidity and capital resources. As of the date hereof, Global is able to meet its debts as they mature, which obligations (giving effect to the completion of the Plan of Reorganization) consist exclusively of legal, accounting and miscellaneous expenses endemic to any public company.

Management believes that its principal focus today should be directed toward the
(a) realization of the cash value of Global's remaining assets and (b) acquisition of a going concern that will provide stability of operation and cash flow. The Company received $112,500 subsequent to June 30, 1997 as payment on subscriptions receivable as of that date. The balance of the subscription will be collected to pay liabilities and expenses of the Company as they become due. Management expects ongoing operating expenses to be minimal until and upon which time an acquisition may occur.


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

Sale of Subsidiaries

On June 30, 1997, Global sold the capital stock or the net assets of its then four operating subsidiaries. An aggregate of $1,200,000 was paid to Meridian Bank in full and complete satisfaction of secured indebtedness to Meridian Bank in the principal amount of $1,480,000 (plus accrued interest of $47,000). In addition, Global was a co-maker and co-guarantor of the Note of a former subsidiary, in the principal amount of $100,000, issued to Meridian Bank under date of June 28, 1996. Such note provided for a discount of $50,000 if paid prior to September 30, 1996. The co-maker paid such $50,000 prior to September 30, 1996; Global repaid $37,500 of such $50,000 to the co-maker prior to September 30, 1996, and the balance of $12,500 on July 18, 1997. Meridian Bank satisfied its lien and executed a General Release in favor of Global on June 28, 1996.

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

Giving effect to (a) the satisfaction of the indebtedness due Meridian Bank and
(b) the liabilities assumed by the purchasers of the four operating subsidiaries, being treated herein as having occurred on June 28, 1996, Global remained, as of June 30, 1996, with fixed liabilities of $814,000. Commencing in July 1996, Global, as an alternative to creditor proceedings that would have involved legal and accounting costs disproportionate to the dollar amount of its remaining liabilities, commenced a voluntary plan of payment at a discount. Creditors were offered an immediate settlement equal to 37.5% on the dollar (except for claims under $100 (which were liquidated in full)). Such offer, denominated as a common law composition, required that all creditors be treated equally. Such offer resulted, as of October 1, 1996, in $565,000 in the aggregate of claims being settled for the sum of $359,754. As of September 30, 1997, total liabilities of Global were $81,490 and represented current accounts payable endemic to any public entity. Such amount does not encompass any sums Global may be forced to pay as a result of current litigation. (See "Legal Proceedings" hereinafter.)

Acquisition and Disposition of Phoenix

Because Global would not, as a result of such Plan, (a) be an operating company, and (b) remain in compliance with NASDAQ continuous listing requirements, Global, on June 28, 1996 (the date on which the sales of the operating subsidiaries was effected), agreed to acquire 100% of the issued and outstanding shares of capital sock of Phoenix Wrecking Corporation (Phoenix), a New York corporation which was also engaged in the remediation business. The proposed acquisition of Phoenix, which was publicly announced on July 1, 1996, was rescinded nunc pro tunc on November 6, 1996.

Two issues remain unresolved from the association of Phoenix with Global: (a) an aggregate of 1,135,000 shares of Global Common Stock was caused to be issued by Phoenix pursuant to two filings on Form S-8 with the Securities and Exchange Commission. Global was not current in its required filing when such two Registration Statements were filed. Therefore, no effective Registration Statement could have been filed on Form S-8. Global has instituted proceedings to recover all such shares as well as the proceeds derived from the sale thereof; and (b) Global is a defendant in a lawsuit brought in New York State Supreme Court to recover the sum of $1.3 million allegedly made available to Phoenix by plaintiff. Global received none of such proceeds.

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

Subsequent to September 30, 1997, Global received from Corporate Relations Group
(CRG) the sum of $50,000 in settlement in full of an action brought against CRG to recover upon certain promissory notes. The entirety of such promissory notes had previously been written off; therefore, the $50,000 will appear as income for the quarter ended December 31, 1997.

Global completed its settlement with Peter V. White (a former director and officer) by paying to Mr. White the sum of $21,549. Final payment was made on October 15, 1997; general releases were exchanged and a dismissal was entered.

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

        Not applicable

Item 3. Defaults Upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable

Item 5. Other information

Global on October 13, 1997, announced publicly that it had entered into a definitive letter of intent with BioForm S.A. Holding PLC (a United Kingdom entity) to acquire 100% of the latter conditioned upon receipt by the Company of audited financial statements acceptable to the Company's independent auditors and complying fully with S.E.C. accounting standards. The principal asset of the United Kingdom entity is its ownership of Bioform S.A. (Bucharest), a Romanian pharmaceutical company.

Item 6. Exhibits and Reports on Form 8-K

        (A) Exhibits:

              None

        (B) Reports on Form 8-K:

              None

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date: November 13, 1997                     /s/ David R. Stith
                                                -------------------------------


                                            By:
                                                -------------------------------
                                                     David R. Stith,
                                                     Acting President


Date: November 13, 1997                     /s/ Allan Esrine
                                                -------------------------------


                                            By:
                                                -------------------------------
                                                Allan Esrine,
                                                Acting Principal Financial
                                                and Accounting Officer