Form 10QSB
period 1997-12-31
GLOBAL SPILL MANAGEMENT INC /NV/
filed 1998-01-27
CIK 888702

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---  of 1934 for the quarterly period ended December 31, 1997

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

For the transition period from                                to
                              -------------------------------    --------------

                         Commission file number 0-20317

                          Global Spill Management, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Nevada                              88-0270266
    -------------------------------        -------------------------------
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)

       2300 Computer Avenue (Bldg. G-25), Willow Grove, Pennsylvania 19090
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

                  Yes   X                                     No
                      -----                                      -----

The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of December 31, 1997 was 3,011,930.

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

                          GLOBAL SPILL MANAGEMENT, INC.

                                   FORM 10-QSB

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION
------------------------------

                                                                           Page
                                                                           ----

Item 1.  Consolidated Financial Statements
                Consolidated Balance Sheets -
                 December 31, 1997 and June 30, 1997 ......................    3

                Consolidated Statements of Operations - Six months ended
                 December 31, 1997 and 1996 and Three months ended
                 December 31, 1997 and 1996 ...............................  4-5

                Consolidated Statements of Cash Flows - Six months ended
                 December 31, 1997 and 1996 ...............................    6

                Notes to Consolidated Financial Statements ................    7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations ....................................... 8-10

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings ................................................   11

Item 2.  Changes in Securities ............................................   12

Item 3.  Defaults Upon Senior Securities ..................................   12

Item 4.  Submission of Matters to a Vote of Security Holders ..............   12

Item 5.  Other Information ................................................   12

Item 6.  Exhibits and Reports on From 8-K .................................   12

         Signatures .......................................................   13

--------------------------------------------------------------------------------
                                                   GLOBAL SPILL MANAGEMENT, INC.
                                                                AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS
                                                                     (UNAUDITED)
================================================================================
                                                December 31,       June 30,
                                                       1997           1997
---------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
  Cash                                         $         57    $      2,111
  Subscriptions receivable                               --         100,000
---------------------------------------------------------------------------
TOTAL CURRENT ASSETS                           $         57    $    102,111
===========================================================================
LIABILITIES AND CAPITAL DEFICIT

CURRENT LIABILITIES

  Notes payable, stockholder                   $         --    $     12,500
  Accounts payable                                   62,411         148,427
---------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                            62,411         160,927
---------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES

CAPITAL DEFICIT
  Preferred stock, $.001 par value
    Authorized 5,000,000 shares, none issued             --              --
  Common stock, $.001 par value,
    Authorized 25,000,000 shares
    Issued and outstanding 3,011,930                  3,012           3,012
  Additional paid-in capital                     13,225,917      13,225,917
  Deficit                                       (13,211,283)    (13,167,745)
  Less:  subscriptions receivable                   (80,000)       (120,000)
---------------------------------------------------------------------------
TOTAL CAPITAL DEFICIT                               (62,354)        (58,816)
---------------------------------------------------------------------------
TOTAL LIABILITIES AND CAPITAL DEFICIT          $         57    $    102,111
===========================================================================

           The accompanying notes are an integral part of these statements.

--------------------------------------------------------------------------------
                                                   GLOBAL SPILL MANAGEMENT, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)
================================================================================

Six months ended December 31,                                   1997         1996
---------------------------------------------------------------------------------
REVENUES                                                 $       --    $       --
---------------------------------------------------------------------------------
COSTS AND EXPENSES
  Selling, general and administrative expenses               43,538            --
---------------------------------------------------------------------------------
TOTAL COSTS AND EXPENSES                                     43,538            --
---------------------------------------------------------------------------------
(LOSS) FROM OPERATIONS                                      (43,538)           --

GAIN FROM DEBT FORGIVENESS, net of administrative costs          --     1,584,386
---------------------------------------------------------------------------------
NET (LOSS) INCOME                                        $  (43,538)   $1,584,386
=================================================================================
NET (LOSS) INCOME PER SHARE                              $     (.01)   $      .80

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING      3,011,930     1,992,011
=================================================================================

                The accompanying notes are an integral part of these statements.

--------------------------------------------------------------------------------
                                                   GLOBAL SPILL MANAGEMENT, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)
================================================================================

Three months ended December 31,                               1997         1996
================================================================================
REVENUES                                                $       --   $       --
--------------------------------------------------------------------------------
COSTS AND EXPENSES
  Selling, general and administrative expenses               8,687           --
--------------------------------------------------------------------------------
TOTAL COSTS AND EXPENSES                                     8,687           --
--------------------------------------------------------------------------------
(LOSS) FROM OPERATIONS                                      (8,687)          --

(LOSS) FROM DEBT FORGIVENESS, net of
  administrative costs                                          --      (11,024)
-------------------------------------------------------------------------------
NET (LOSS)                                              $   (8,687)  $  (11,024)
================================================================================
NET (LOSS) PER SHARE                                    $       --   $     (.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING     3,011,930    2,403,425
================================================================================

                The accompanying notes are an integral part of these statements.

--------------------------------------------------------------------------------
                                                   GLOBAL SPILL MANAGEMENT, INC.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)
================================================================================

Six months ended December 31,                                     1997           1996
--------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                        $   (43,538)   $ 1,584,382
  Adjustments to reconcile net (loss) income to
    net cash (used in) operating activities
      Gain from debt forgiveness                                    --     (1,584,382)
      Increase (decrease) in liabilities
        Accounts payable and accrued expenses                  (86,016)       357,486
--------------------------------------------------------------------------------------
NET CASH (USED IN) OPERATING ACTIVITIES                       (129,554)      (357,486)
--------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  SALE OF SUBSIDIARIES                                              --        805,000
--------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings (repayments) on line of credit, net                    --       (855,000)
  (Repayments) of long-term debt                                    --        (53,530)
  Issuance of common stock, net of expenses                         --        436,500
  Proceeds from common stock receivable, net of expenses       140,000             --
  Payments on notes payable, stockholder                       (12,500)       (37,500)
--------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            127,500       (509,530)
--------------------------------------------------------------------------------------
NET (DECREASE) IN CASH                                          (2,054)       (62,016)

CASH, at beginning of year                                       2,111         62,016
--------------------------------------------------------------------------------------
CASH, at end of year                                       $        57    $        --
======================================================================================

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

2. In the opinion of Global, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months and three months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.

3. Per share data was calculated by dividing the net income (loss) by the weighted average number of shares outstanding during the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

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

Management believes that its principal focus today should be directed toward the
(a) realization of the cash value of Global's remaining assets and (b) acquisition of a going concern that will provide stability of operation and cash flow. The Company received $140,000 subsequent to June 30, 1997 as payment on subscriptions receivable as of that date. thereby resulting in $170,000 of such $250,000 original receivable having been liquidated as of December 31, 1997. The balance of $80,000 will be collected to pay liabilities and expenses of the Company as they become due and payable. Management expects ongoing operating expenses to be minimal until and upon which time an acquisition may occur.

PLAN OF REORGANIZATION
----------------------

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

Sale of Subsidiaries
--------------------

On June 30, 1996, Global sold the capital stock or the net assets of its then four operating subsidiaries. An aggregate of $1,200,000 was paid to Meridian Bank in full and complete satisfaction of secured indebtedness to Meridian Bank in the principal amount of $1,480,000 (plus accrued interest of $47,000). In addition, Global was a co-maker and co-guarantor of the Note of a former subsidiary, in the principal amount of $100,000, issued to Meridian Bank under date of June 28, 1996. Such note provided for a discount of $50,000 if paid prior to September 30, 1996. The co-maker paid such $50,000 prior to September 30, 1996; Global repaid $37,500 of such $50,000 to the co-maker prior to September 30, 1996, and the balance of $12,500 on July 18, 1997. Meridian Bank satisfied its lien and executed a General Release in favor of Global on June 28, 1996.

(The $50,000 paid by Global to the co-maker is included within the amount of $1,200,000 mentioned above.)

As a result of the disposition of the above-mentioned subsidiaries, Global ceased to be an operating company.

Elimination of Debt
-------------------

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

Giving effect to (a) the satisfaction of the indebtedness due Meridian Bank and
(b) the liabilities assumed by the purchasers of the four operating subsidiaries, being treated herein as having occurred on June 28, 1996, Global remained, as of June 30, 1996, with fixed liabilities of $814,000. Commencing in July 1996, Global, as an alternative to creditor proceedings that would have involved legal and accounting costs disproportionate to the dollar amount of its remaining liabilities, commenced a voluntary plan of payment at a discount. Creditors were offered an immediate settlement equal to 37.5% on the dollar (except for claims under $100 (which were liquidated in full)). Such offer, denominated as a common law composition, required that all creditors be treated equally. Such offer resulted, as of October 1, 1996, in $565,000 in the aggregate of claims being settled for the sum of $359,754. As of December 31, 1997, total liabilities of Global were $62,411 and represented current accounts payable endemic to any public entity. Such amount does not encompass any sums Global may be forced to pay as a result of current litigation. (See "Legal Proceedings" hereinafter.)

Acquisition and Disposition of Phoenix
--------------------------------------

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

Global is a party defendant because Phoenix utilized Global Debentures to obtain such funds. A motion for summary judgment against the Phoenix defendants and not against Global was decided on July 30, 1997, and judgment was entered against the Phoenix defendants only. Global intends to move to have the matter dismissed as to Global. Global's scheduled deposition of plaintiff was adjourned at the request of plaintiff and Global to afford Global an opportunity to resolve amicably the matter. Discussions to have Global removed as a party defendant are presently ongoing. (See "Legal Proceedings" hereinafter.)

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        -----------------

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

In November, 1996, Global was sued by F.T. Trading Company et al ("F.T.") in New York State Supreme Court (trial court). F.T. alleges that it funded $1.3 million upon the receipt of Global Debentures executed and delivered to F.T. by the Phoenix designees. F.T. further alleges that such amount was wire transferred to a Phoenix account maintained in a Queens County, New York, bank. Global held no Board meetings between June 28 and September 30, 1996 (the latter being disputed): and, the minutes prepared for such disputed meeting by Phoenix' designee as counsel contain no mention of F.T., of the prior issuance of Global debentures to F.T., or of the receipt by Phoenix of $1.3 million of F.T. funding. Global intends to defend vigorously such action, on the basis that Global's Board did not authorize any Reg S transaction or any other funding by F.T., any Global documents delivered to F.T. were fraudulently executed and delivered by Phoenix nominees, none of the alleged F.T. funding was received by Global and the rescission agreement between Global and Phoenix specifically provides that the liability for any F.T. proceeds rests with Phoenix. Plaintiff's summary judgment motion against the Phoenix defendants only was granted on July 30, 1997. See last paragraph of Item 2. (Part I) hereinabove.

ITEM 2. CHANGES IN SECURITIES
        ---------------------

        Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        -------------------------------

        Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

        Not applicable

ITEM 5. OTHER INFORMATION
        -----------------

Global on October 13, 1997, announced publicly that it had entered into a definitive letter of intent with BioFarm S.A. Holding PLC (a United Kingdom entity) to acquire 100% of the latter conditioned upon receipt by the Company of audited financial statements acceptable to the Company's independent auditors and complying fully with S.E.C. accounting standards. The principal asset of the United Kingdom entity is its ownership of BIOFARM S.A. (Bucharest), a Romanian pharmaceutical company ("BIOFARM"). On November 25, 1997, Global announced publicly its receipt of the BIOFARM financial statements, audited by Coopers & Lybrand, for the two years and six months ended June 30, 1997. However, because of the inventory disclaimer contained in the Coopers & Lybrand auditors' opinion, Global and BIOFARM agreed to close the transaction in escrow to afford BIOFARM an opportunity to complete a December 31, 1997 set of financial statements which could be audited, and to thereby overcome the inventory issue. The acquisition of BIOFARM will be closed in escrow during the week of January 26, 1998.

Closing of the BIOFARM acquisition by Global will also result in the dismissal of the F.T. matter mentioned under "Legal Proceedings" hereinabove.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

        (A) Exhibits:

                    None

        (B) Reports on Form 8-K:

                    None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 26, 1998                      /s/     David R. Stith



                                            By:
                                               ---------------------------------
                                                     David R. Stith,
                                                     Acting President

Date: January 26, 1998                      /s/      Allan Esrine

                                            By:
                                               ---------------------------------
                                                     Allan Esrine,
                                                     Acting Principal Financial
                                                     and Accounting Officer