Form 10QSB
period 1998-03-31
GLOBAL SPILL MANAGEMENT INC /NV/
filed 1998-05-13
CIK 888702

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

 X       Quarterly report under Section 13 or 15(d) of the Securities Exchange
 _       Act of 1934 for the quarterly period ended March 31, 1998

 _ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ___________________________


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

                                 (610) 495-8413
                           (Issuer's telephone number)

Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X                                     No ____
                        -
The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of March 31, 1998 was 3,711,930.

Transitional small business disclosure format:

                  Yes ____                                     No    X
                                                                     -

                          GLOBAL SPILL MANAGEMENT, INC.

                                   Form 10-QSB

                                      INDEX


PART I - FINANCIAL INFORMATION

                                                                            Page

Item 1.  Consolidated Financial Statements
            Consolidated Balance Sheets -
              March 31, 1998 and June 30, 1997                                 3

            Consolidated Statements of Operations - Nine months
              and Three months ended March 31, 1998 and 1997                 4-5

            Consolidated Statements of Cash Flows - Nine months ended
              March 31, 1998 and 1997                                          6

            Notes to Consolidated Financial Statements                         7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         8-9


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    10

Item 2.  Changes in Securities                                                11

Item 3.  Defaults Upon Senior Securities                                      11

Item 4.  Submission of Matters to a Vote of Security Holders                  11

Item 5.  Other Information                                                    11

Item 6.  Exhibits and Reports on Form 8-K                                     11

         Signatures                                                           12

                                                   Global Spill Management, Inc.
                                                                and Subsidiaries


                                                     Consolidated Balance Sheets
                                                                     (Unaudited)


                                                         March 31,       June 30,
                                                           1998            1997
                                                       ------------      --------
Assets

Current assets
  Cash                                                 $     29,967    $      2,111
  Subscriptions receivable                                       --         100,000
                                                       ------------    ------------

Total current assets                                   $     29,967    $    102,111
                                                       ============    ============

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
  Notes payable, stockholder                           $         --    $     12,500
  Accounts payable                                           18,545         148,427
                                                       ------------    ------------

Total current liabilities                                    18,545         160,927
                                                       ------------    ------------


Commitments and contingencies

Stockholders' equity (deficit)
  Preferred stock, $.001 par value
    Authorized 5,000,000 shares, none issued                     --              --
  Common stock, $.001 par value,
    Authorized 25,000,000 shares
    Issued and outstanding 3,711,930 and 3,011,930            3,712           3,012
  Additional paid-in capital                             13,475,215      13,225,917
  Deficit                                               (13,267,507)    (13,167,745)
  Less: subscriptions receivable                           (200,000)       (120,000)
                                                       ------------    ------------

Total stockholders' equity (deficit)                         11,422         (58,816)
                                                       ------------    ------------


Total liabilities and stockholders' equity (deficit)   $     29,967    $    102,111
                                                       ============    ============

        The accompanying notes are an integral part of these statements.

                                                   Global Spill Management, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Operations
                                                                     (Unaudited)




Nine months ended March 31,                                        1998               1997
                                                                   ----               ----

Revenues                                                        $       --          $       --
                                                                ----------          ----------

Costs and expenses
  Selling, general and administrative expenses                      99,762                  --
                                                                ----------          ----------

Total costs and expenses                                            99,762                  --
                                                                ----------          ----------

(Loss) from operations                                             (99,762)                 --

Gain from debt forgiveness, net of administrative costs                 --           1,569,672
                                                                ----------          ----------

Net (loss) income                                               $  (99,762)         $1,569,672
                                                                ==========          ==========

Net (loss) income per share                                     $     (.03)         $      .72

Weighted average number of common shares outstanding             3,165,215           2,179,877
                                                                ==========          ==========



                The accompanying notes are an integral part of these statements.

                                                   Global Spill Management, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Operations
                                                                     (Unaudited)



Three months ended March 31,                                         1998                1997
                                                                     ----                ----

Revenues                                                          $       --          $       --
                                                                  ----------          ----------

Costs and expenses
  Selling, general and administrative expenses                        56,234                  --
                                                                  ----------          ----------

Total costs and expenses                                              56,234                  --
                                                                  ----------          ----------

(Loss) from operations                                               (56,234)                 --

(Loss) from debt forgiveness, net of administrative costs               --               (14,710)
                                                                  ----------          ----------

Net (loss)                                                        $  (56,234)         $  (14,710)
                                                                  ==========          ==========

Net (loss) per share                                              $     (.02)         $     (.01)

Weighted average number of common shares outstanding               3,478,597           2,649,202
                                                                  ==========          ==========



                The accompanying notes are an integral part of these statements.

                                                   Global Spill Management, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows
                                                                     (Unaudited)



Nine months ended March 31,                                     1998              1997
                                                                ----              ----
Cash flows from operating activities
  Net (loss) income                                          $ (99,762)        $ 1,569,672
  Adjustments to reconcile net (loss) income to
    net cash (used in) operating activities
      Non-cash litigation settlement                            50,000                  --
      Gain from debt forgiveness                                    --          (1,569,672)
      (Decrease) in liabilities
        Accounts payable and accrued expenses                 (129,882)           (278,454)
                                                              --------         -----------


Net cash (used in) operating activities                       (179,644)           (278,454)
                                                              --------         -----------


Cash flows from investing activities
  Sale of subsidiaries                                              --             805,000
                                                              --------         -----------


Cash flows from financing activities
  Borrowings (repayments) on line of credit, net                    --            (855,000)
  (Repayments) of long-term debt                                    --             (53,530)
  Issuance of common stock, net of expenses                         --             481,500
  Proceeds from common stock receivable                        220,000                  --
  Payments on notes payable, stockholder                       (12,500)            (37,500)
                                                              --------         -----------


Net cash provided by (used in) financing activities            207,500            (464,530)
                                                              --------         -----------


Net increase (decrease) in cash                                 27,856             (62,016)

Cash, at beginning of year                                       2,111              62,016
                                                              --------         -----------


Cash, at end of year                                         $  29,967         $        --
                                                             =========         ===========



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


2. In the opinion of Global, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months and three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

Management believes that its principal focus today should be directed toward the
(a) realization of the cash value of Global's remaining assets and (b) acquisition of a going concern that will provide stability of operation and cash flow. The Company received $220,000 subsequent to June 30, 1997 as payment of the entire subscriptions receivable as of that date. Management expects ongoing operating expenses to be minimal until and upon which time an acquisition may occur.


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

Sale of Subsidiaries

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

Giving effect to (a) the satisfaction of the indebtedness due Meridian Bank and
(b) the liabilities assumed by the purchasers of the four operating subsidiaries, being treated herein as having occurred on June 28, 1996, Global remained, as of June 30, 1996, with fixed liabilities of $814,000. Commencing in July 1996, Global, as an alternative to creditor proceedings that would have involved legal and accounting costs disproportionate to the dollar amount of its remaining liabilities, commenced a voluntary plan of payment at a discount. Creditors were offered an immediate settlement equal to 37.5% on the dollar (except for claims under $100 (which were liquidated in full)). Such offer resulted, as of March 31, 1998, in $794,622 in the aggregate of claims being settled for the sum of $433,148. As of March 31, 1998, total liabilities of Global were $18,545 and represented current accounts payable endemic to any public entity.

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

Global is a plaintiff in an action commenced in Federal court seeking the recovery of 1,085,000 shares of Global Common Stock and $3,855,000 in cash. The gravamen of the complaint is that former counsel filed with the SEC two Form S-8 Registration Statements covering such 1,085,000 shares, which filings violated the General Instructions to the use of Form S-8 because Global was not then current in its required SEC filings and because the recipient-sellers of the 1,085,000 shares were not qualified consultant-employees. On January 22, 1998, four of the five causes of action brought by Global were sustained when attacked by the defendants. Once all answers are received, Global intends to move for summary judgment.

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

Global has settled definitively the litigation previously instituted against Global by F.T. Trading et al (which litigation is referred to in previous Form 10-KSB and 10-QSB filings). With a view toward saving legal fees and associated costs and time, and without admitting any liability of any kind whatsoever, Global, on January 30, 1998, caused to be issued to Plaintiffs an aggregate of 100,000 shares of Global Common Stock having a market value on that date of approximately $50,000. On April 27, 1998, Global agreed to issue an additional 100,000 shares to complete the settlement. The matter was marked "dismissed" and settled on April 27, 1998. Plaintiffs stipulated to the Court that they may sell only upon a specific date, only above a specific price and only in specific maximum daily amounts. Plaintiffs have also stipulated that they will engage in no other transactions of any kind whatsoever in Global Common Stock. Finally, Plaintiff's judgment against Phoenix Wrecking Corporation et al has been assigned to Global. (See Item 5 hereinafter.)

Item 2.  Changes in Securities

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other information

Global has entered into a contract with Litchfield Consolidated, Ltd. (Litchfield) to acquire from Litchfield the capital stock of Biofarm S.A., a Romanian pharmaceutical company specializing in homeopathic products. Reference is made to the Form 8-K filed by Global on March 6, 1998, for information concerning such acquisition.

On January 30, 1998, an aggregate of 700,000 shares of Common Stock were issued, increasing the issued, outstanding and fully-paid shares to 3,711,930. Of such 700,000 shares, 600,000 thereof were issued in exchange for $200,000 in subscription receivables and 100,000 were issued in contemplation of settlement of litigation. (See Legal Proceedings hereinabove.) The 600,000 shares were issued to persons who had, prior thereto, provided Global with an aggregate of $1,220,000 in funding since June 28, 1996 (inclusive of the receivable referred to in Item 2 hereinabove). (On January 30, 1998, the shares traded at $.50 per share.)

Upon the closing of the Biofarm transaction, the intermediary in that transaction (which will be paid in stock and not in cash) has agreed to (a) replace 100,000 of the 200,000 shares delivered by Global to the F.T. Plaintiffs and (b) itself deliver to the F.T. Plaintiffs up to but not exceeding an additional 100,000 shares of Global Common Stock. Thus, the net cost to Global to settle the F.T. matter is 100,000 shares of Global Common Stock. The same restrictions upon sale apply to the additional 100,000 shares. (See Item 1 hereinabove.)

Item 6.  Exhibits and Reports on Form 8-K

         (A)      Exhibits:

                    None

         (B) Reports on Form 8-K (for the third quarter ended March 31, 1998):

                    - Items 2, 5 and 7

                    - Coopers & Lybrand Report, dated November 18, 1997, on
                      Biofarm S.A., for the two years and six month periods ended June 30, 1997

                    - Filed March 6, 1998

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date:  May 12, 1998

                                            By: /s/ David R. Stith
                                                --------------------------------
                                                David R. Stith,
                                                Acting President



Date:  May 12, 1998

                                            By: /s/ Allan Esrine
                                                --------------------------------
                                                Allan Esrine,
                                                Acting Principal Financial
                                                and Accounting Officer