Form 10-K
period 1998-06-30
GLOBAL SPILL MANAGEMENT INC /NV/
filed 1998-09-10
CIK 888702

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

                         Commission File Number 0-20317

                             ----------------------

                          GLOBAL SPILL MANAGEMENT, INC.
             (Exact name of registrant as specified in its charter)

         Nevada                                         88-0270266
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                   Identification No.)

                 1244 Main Street, Linfield, Pennsylvania 19468
          (Address of principal executive officers, including zip code)

       Registrant's telephone number, including area code: (610) 495-8413


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

                  Yes X                              No __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

         As of August 31, 1998, 4,211,930 shares of Common Stock ($.001 par value) were issued and outstanding and fully paid and non-assessable. The aggregate market value of the Common Stock held by non-affiliates was approximately $24,301,053, determined by the closing sale price on that same day based upon 3,811,930 shares owned by non-affiliates.

-------------------------------------------------------------------------------

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

         Item 10. Executive Compensation

         Item 11. Security Ownership of Certain Beneficial Owners and Management

         Item 12. Certain Relationships and Related Transactions

         Item 13. Exhibits and Reports on Form 8-K

                                     PART I

Item 1.  Description of Business

         Global Spill Management, Inc., a Nevada corporation (hereinafter referred to as the Company), was organized under the laws of the State of Nevada on September 26, 1990, under the name Happy Mergers, Inc. ("Happy Mergers"). On November 25, 1991, Global Spill Management, Inc., a Delaware corporation organized on June 12, 1991, was merged with and into Happy Mergers. Happy Mergers, which was the surviving corporation, changed its name to Global Spill Management, Inc.

PLAN OF REORGANIZATION

         In April, 1996, because of a demonstrable inability to meet its debts as they matured, the Company and its financial advisors determined to undertake a comprehensive Plan of Reorganization (the "Plan"). Such Plan included the (a) sale of the four operating subsidiaries for cash consideration only, (b) liquidation of the debt due to the senior secured creditor (Meridian Bank) and,
(c) elimination of debt in its entirety.

Sales of Subsidiaries

         On June 28, 1996, the Company sold the capital stock or the net assets of its then four operating subsidiaries. An aggregate of $1,200,000 was paid to Meridian bank in full and complete satisfaction of secured indebtedness to Meridian Bank in the principal amount of $1,480,000 (plus accrued interest of $47,000). Meridian Bank satisfied its lien and executed a General Release in favor of the Company on June 28, 1996.

         As a result of the disposition of all of its subsidiaries, the Company ceased to be an operating company.

Elimination of Debt

         In addition to the discharge of all obligations due to Meridian Bank, the Company also undertook the elimination of all other debt. Employment contracts (under which the Company was obligated in the amounts of $1,230,600 for 1996 and $848,000 for 1997, respectively), were terminated, lease obligations were cancelled and general, unsecured creditors (other than those owed minimal amounts or those professionals and firms continuing to provide necessary services for the Company), were resolved with an offer of 37.5 cents on the dollar.

         Giving effect to (a) the satisfaction of the indebtedness due Meridian Bank, and (b) the liabilities assumed by the purchasers of the four operating subsidiaries, being treated herein as having occurred on June 28, 1996, the Company remained, as of June 30, 1996, with fixed liabilities of $814,000. Commencing in July, 1996, the Company as an alternative to creditor proceedings that would have involved legal and accounting costs disproportionate to the dollar amount of its remaining liabilities, commenced a voluntary plan of payment at a discount. Creditors were offered an immediate settlement equal to 37.5% on the dollar (except for claims under $100 (which were liquidated in full)). Such offer resulted, as of June 30, 1997, in $691,892 in the aggregate of claims being settled for the sum of $237,711. As of June 30, 1998, total liabilities of the Company were $46,132.

         The results of the Plan were as follows: approximately $6.9 million of indebtedness existing at June 30, 1996, has been eliminated in full, approximately $1.2 million in cash was arranged by management to be contributed to the Company, all inchoate claims against the Company (beyond the $6,900,000 of fixed obligations) were resolved, and (except for the matters described hereinafter under "Litigation") all litigation has been resolved.

Acquisition of Biofarm

         Management did not deem it prudent to consider seriously the acquisition of a going business until the Plan proved feasible. Accordingly, early in 1998, after a period of eighteen months during which the Plan was activated, management determined that the Company was then in a position to effect a major acquisition. Accordingly, negotiations were commenced with Suisse Capital Complex ("SCC"), to acquire approximately 87% of Biofarm, S.A. from Litchfield Continental, Ltd. SCC has acted as the intermediary between the Company and Litchfield. Management's goals during the negotiations were to avoid the use of cash, minimize the debt to be issued to effect the acquisition, avoid the immediate issuance of any substantial number of shares of Common Stock, and defer the conversion of debt into Common stock as long as was possible in order to afford time for the anticipated earnings of Biofarm to develop to their full potential. The acquisition of Biofarm was closed (i.e., previous escrow terminated) on September 4, 1998.

         Biofarm is a Romanian pharmaceutical manufacturer located in Bucharest. It has been in business since 1921. Biofarm manufactures and sells a line of pharmaceutical and veterinary products both for domestic and international consumption. Biofarm was state-owned until June 27, 1997, when it was acquired by Litchfield. Sales of Biofarm for the six months ended June 30, 1998, were $4,928,868 and operating income was $881,956.

         The Stock Purchase Agreement provides for the purchase from Litchfield of approximately 87% of the issued and outstanding shares of Biofarm, representing all of the issued and outstanding shares of Biofarm owned by Litchfield and certain companies that it controls (the "Controlled Companies"). In consideration for the purchase of the shares of Biofarm, the Company has issued to Litchfield a convertible non-negotiable secured debenture (the "Debenture") in the principal sum of Six Million Four Hundred and Thirty Four Thousand Six Hundred Eighty One Dollars ($6,434,681).

         The Debenture provides that there is no interest due or payable on the principal sum and is non-negotiable and non-transferable. The Debenture is non-redeemable and does not represent a debt obligation of the Company. The Debenture will provide that from time to time for a period of five (5) years from the date of the Debenture, the holder thereof may convert a portion, but not less than 2.5% of the original principal sum into shares of the Company's Common Stock. The Debenture is convertible at the rate of 2% of the then issued and outstanding Common Stock of the Company for each 2.5% of the principal sum of the Debenture that is converted. Therefore, and in accordance with the terms of the Debenture, if the entire principal sum of the Debenture is converted, the holder will own eighty percent (80%) of the Company's issued and outstanding stock based upon the number of shares thereof outstanding as of the date of conversion. The transaction was closed on September 4, 1998. The Company has a sufficient number of shares of Common Stock authorized to effect the entire conversion. Such conversion is not permitted prior to January 31, 1999, is permissible thereafter and for a period of five years from the closing date, and is convertible only in increments of 2.5% of the principal amount of the Debenture. An additional maximum of ten percent (10%) of the Company's then issued and outstanding shares will be issued to Litchfield dependent upon the realization by Biofarm of certain earnings increases (measured by the earnings of Biofarm for the calendar year ended December 31, 1997).

Accounting Treatment

         Inasmuch as the shareholders of Litchfield will have voting, Board and management control of the Company once the election of the Litchfield nominees to the Board is approved by the shareholders of the Company, for financial accounting purposes the acquisition of Biofarm by the Company will be accounted for as a reverse purchase in accordance with generally acceptable accounting principles. Accordingly, the statement of financial condition and statements of operations and cash flow will reflect the historical balance sheet and activities of Biofarm for all of the required reporting periods as well as the balance sheet of the Company from the acquisition date.

FORM 8-K FILING

         Reference is made to the Form 8-K filing of the Company, dated March 6, 1998, for further information concerning the Biofarm acquisition. Also, the Company's Proxy Statement, to be dated and mailed to shareholders in September, 1998, will contain additional information concerning Biofarm. The Company will also file a supplemental Form 8-K within 75 days of the definitive closing of the Biofarm acquisition.

Item 2.  Properties

         The principal office of the company is located at 1244 Main Street, Linfield, Pennsylvania 19468. Such premises are used solely for mail and telephone purposes. Through a subsidiary, the Company owns a 2,400 square foot office building and garage (400 square feet) located on approximately 10 acres of land (waterfront property) in Camden, New Jersey. The Company intends, upon the resolution of certain environmental issues, to offer such property for sale. The Company carries such property at zero value on its books.

Item 3.  Legal Proceedings

Litigation Instituted by the Company

         The Company has previously advised its shareholders (and has brought to the attention of the Securities and Exchange Commission both by letters and by filings under the 1934 Act) of the litigation instituted by the Company against thirteen persons and firms (including former counsel, recipients of the Company's Common Stock and broker-dealers) who, collectively and individually, participated in a scheme to defraud the Company and to violate the registration requirements of the 1933 Act.

         Such scheme involved the filing of two Form S-8 Registration Statements with the Commission in August and September, 1996, and the purported registration under the 1933 Act of an aggregate of 1,135,000 shares of the Company's Common Stock. Form S-8 was not available for the registration of such 1,135,000 shares because (a) the Company was not then current in its 1934 Act filings when such two Form S-8 filings occurred (as indicated in a letter, dated September 19, 1996, from the Commission to the Company), and (b) the recipients of the 1,135,000 shares were not bona fide consultants to the Company or the type of consultant envisioned by Form S-8.

         On January 22, 1998, the Company's complaint was sustained as to four of the five causes of action alleged by the Company against the several defendants. In a Memorandum and Order entered on January 22, 1998, Judge Platt (USDC, Eastern District of New York), sustained the complaint filed by the Company as to the causes of action for malpractice, breach of contract, breach of fiduciary duty and unjust enrichment, and dismissed the cause of action for fraud. The Company determined not to appeal the dismissal of the cause of action for fraud because the relief sought by the Company (return of the 1,135,000 shares and of proceeds derived from the sale thereof) is encompassed by the four causes of action that were sustained.

         On August 2, 1996, an aggregate of 385,000 shares of the Company's Common Stock was filed on Form S-8 at the price of $6.00 per share ($2,310,000 in the aggregate); and on September 18, 1996, an aggregate of 750,000 shares of the Company's Common Stock was filed on Form S-8 at the price of $2.06 per share ($1,545,000 in the aggregate), or a total of 1,135,000 shares at the registration price of $3,855,000. With the exception of 50,000 of such 1,135,000 shares that were returned to the Company for cancellation, all of the remaining 1,085,000 shares were immediately sold publicly by the recipients. At least two of the defendants were indicted for securities law violations in an unrelated matter in January, 1998; two of the defendants were then registered broker-dealers; one defendant-recipient received 300,000 shares in "settlement" of a claim (without even the pretense of acting as consultant to the Company); and one defendant is a public relations firm involved in publicizing public companies. Among the broker-dealers who executed orders for the sale of the 1,085,000 shares were; Colin, Winthrop; H.J. Meyers; Meyers, Pollack & Robbins; SFI Investments; and Baker & Company. Among the clearing brokers for such selling broker-dealers were Bear Stearns; Cowen; Ernst; Lewco; Philadep; and Robb, Peck McCooley. Each of such introducing and clearing broker-dealers has been advised in writing by the Company of its liability for the sale of unregistered stock (1933 Act) and of liability pursuant to Exchange Act Release #28878 (1934 Act).

         None of the present directors and officers of the Company participated in any manner in any aspect of the two Form S-8 filings. No Board of Directors meeting was attended by any of such persons at which the subject of the S-8 filings was discussed; in fact, no board meetings were held between June 28, 1996, and November 15, 1996. Nor did any of the present officers of the Company execute the Form S-8 filings or any of the documents incident to the issuance of the 1,135,000 shares. Not only were the two Form S-8 filings not authorized by the Board but, also, the signatories thereto were not holders of the offices indicated in such filings.

         It is the position of the Company that the (a) 1,135,000 shares issued pursuant to the two Form S-8 filings and 1,085,000 shares sold publicly have not been registered under Section 5(a) of the 1933 Act and that it was unlawful to sell such shares in interstate commerce; (b) persons who received and sold the 1,085,000 shares were not persons entitled to receive the same pursuant to the Instructions to the use of Form S-8; (c) sellers of the 1,085,000 shares violated the anti-fraud provisions of Section 10(b) of the 1934 Act and Rule 10b-5 promulgated thereunder; (d) former counsel violated Section 10(b) and Rule 10b-5 when it filed with the Commission two Form S-8 Registration Statements that were materially false and misleading; and (e) former counsel violated the anti-fraud provisions of Section 17(a) (3) in obtaining money by means of an untrue statement of a material fact.

         The recovery by the Company of any portion of the sales proceeds received by the sellers of the 1,085,000 shares will, by agreement with Litchfield, belong exclusively to the shareholders of the Company other than Litchfield. Since Litchfield is able to convert its Debenture into Common Stock in increments over a five year period, and since the recovery date (if there be such) is not known, Litchfield's non-participation in any such recovery will be assured by assigning the proceeds of any such recovery to a new entity to be organized simultaneously with the Litchfield closing. The sole directors of the new entity will be the present three directors of the Company. The shares of capital stock of the new subsidiary will be distributed to the shareholders of the Company other than Litchfield upon the earlier of the (a) recovery of any such proceeds, or (b) date on which Litchfield commences conversion of its Debenture. Notwithstanding that recovery is mandated by the Instructions to Form S-8, there can be no assurance that recovery will be awarded or that, if awarded, any resulting judgment will be collectible. It is for this reason that the Company has notified the introducing and clearing broker-dealers of potential liability for the recovery of such proceeds.

Litigation Instituted Against the Company

         From the time the Company became a public company in 1992 until the time (June 28, 1996), the Company disposed of all of its then operating subsidiaries, the Company itself never engaged in environmental clean-up activities. All such work was conducted by the former wholly-owned subsidiaries.

         Subsequent to June 28, 1996, various claims have been asserted against the Company seeking damages for non-performance by certain of the former subsidiaries. All such matters have been resolved and disposed of conclusively, except that the Company remains a defendant in two unrelated matters.

         The Company was named a defendant in a 1995 complaint, filed in the Court of Common Pleas (Philadelphia County) in 1995. In 1992, Plaintiff hired the co-defendant (Terminix International) to remedy a termite infestation problem. While doing so defendant Terminix ruptured an oil line, thereby causing fuel to be deposited in and around plaintiff's residence. Plaintiff then retained a former subsidiary of the Company (GSME) to clean-up the resulting oil spill. The gravament of the complaint is that the Company conspired with Terminix to cover-up the true extent of damages to the residence. In March, 1998, the matter was submitted to binding, non-appealable arbitration. Terminix has offered to purchase plaintiff's residence for $300,000; the purchase price for the residence was $138,000 and the assessed value is $5,100. The Company's defense is that it did not cause the damage, the claim of conspiracy is false, Terminix is solely responsible and, in any event, the Company is not a proper party defendant because its former subsidiary (GSME) and not the Company itself performed the services for plaintiff.

         In the second matter, the same former subsidiary (GSME) was retained by Coastal Oil to clean-up an oil spill on the Delaware River. Plaintiff claims it was retained by GSME to assist in the spill clean-up. Plaintiff is in bankruptcy in Louisiana and has sued the Company for its alleged unpaid invoices in the amount of $78,000. The Company's time to answer the complaint was deferred from June 8 to August 8, 1998. The Company sought such extension to be able to demonstrate to plaintiff that the Company is not a proper party defendant, that the work was done by GSME and that plaintiff was retained by GSME, that all payments received from Coastal (including amounts due plaintiff) were deposited into the GSME bank account, and that the sole reason the Company has been named a defendant is because GSME, in 1994, filed with the Commonwealth of Pennsylvania a fictitious name certificate to be able to use the tradename "Global Spill Management". The latter is not an actual entity in being.

         The Company knows of no other pending or threatened litigation of any amount in excess of $5,000.

         It is the position of the Company that, should certain former subsidiaries of the Company receive claims that they are or may be liable for environmental clean-up costs and related damages, and should the Company also be named a party defendant, the Company will vigorously defend any such claims based upon the facts and the current laws and regulations applicable to environmental matters. On the basis of its experience and the information currently available to it, the Company believes that the two claims described herein will not have a material adverse effect on its results of operations, financial position or liquidity. Buttressing the Company's position (and consistent with the general rule of corporate law), the United States Supreme Court recently decided in a "superfund" matter that non-operating parent companies are not responsible for the environmental problems of wholly-owned subsidiaries.

Litigation Terminated

         In April, 1998, a lawsuit brought against the Company seeking $1,350,000 as a direct result of a transaction entered into by Phoenix with the plaintiffs was settled for an aggregate of 200,000 shares of the Company's Common Stock. Plaintiff's surrendered to the Company all of their Convertible Debentures (amounting to $2 million in the aggregate.) Plaintiff's stipulated that they may sell the shares only in certain amounts, above a certain price and after a certain date. Should plaintiffs not realize at least $1,350,000 from the sale of the 200,000 shares, any additional shares required will also be delivered. All of the Debentures will be deemed to have been canceled and the judgment held by plaintiffs will be assigned to the Company once the sum of $1,350,000 has been realized by the plaintiffs. As a result of such settlement, the Company recorded a charge of $1,350,000 to operations for the year ended June 30, 1998.

         The Company has had dismissed conclusively the litigation previously instituted against the Company by Alpine Petroleum Company (Raymond Kerwood) pursuant to a consulting agreement dated December 1, 1994. Plaintiff claimed the entire amount due under such consulting agreement and sued for the sum of $151,000. On June 1, 1998, the matter was settled for the sum of $40,000 to be paid by the Company. Payment was completed in July, 1998.

Item 4.  Submission of Matters to a Vote of Security Holders

         The following matters were submitted to a vote of the securities holders:

                                    None


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         On July 29, 1992, the Company's Common Stock commenced quotation on the NASDAQ Small Cap Market (NASDAQ) under the symbol GSMI. (The symbol was changed to GEGI coincident with the May 13, 1996, Amendment to the Articles of Incorporation, and to BIOF on June 18, 1998). The following table sets forth the reported high and low bid and high and low asked quotations for the Company's Common Stock on NASDAQ for the period July 1, 1996, to June 30, 1998. (The quarters set forth below are based on the Company's June 30 fiscal year period.) Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not represent actual transactions. No bid or asked quotations are available from November 28, 1996, through April 17, 1997:


                                                         Closing                                   Closing
                            High Bid       Low Bid        Bid         High Ask       Low Ask        Ask
      1996
Jul 1 - Sep 30               9              31/32         13/16         9.25           0.75           7/8
Oct 1 - Nov 27               27/32          0.25          N/A           7/8            5/16          N/A

      1997
Apr 17 - Jun 30              0.3125         0.1           0.27          0.46875        0.2           0.4375
Jul 1 - Sep 30               0.65625        0.125         0.625         0.78125        0.16          0.6875
Oct 1 - Dec 31               0.8125         0.4375        0.625         0.90625        0.59375       0.71875

       1998
Jan 1 - Mar 31               4.75           0.4375        4.34375       5              0.5625        4.5
Apr 1 - Jun 30               7.5            2.625         6.6875        7.75           2.75          6.75

         On August 31, 1998, the closing bid and asked prices were $5.937 and $6.375, respectively.

(The prices stated for all periods give effect to the 1-30 reverse stock split that was effective on May 13, 1996).

         On November 27, 1996, the Company's Common Stock was delisted from trading on NASDAQ. On April 17, 1997, the Company's Common Stock commenced listing on the OTC Electronic Bulletin Board. Such delisting was prompted by the Company's inability to file a timely Form 10-K with audited financials for the fiscal year ended June 30, 1996. Having been delisted, the Company is now required to meet NASDAQ standards applicable to an initial listing application. Presently, such criteria include $4 million in total assets, $2 million in capital and surplus, $1 million market value of the public float and a minimum bid price of $3 per share. There can be no assurance that the Company will be able to meet such initial listing requirements, that the Company's Common Stock will be included on NASDAQ even if such initial listing requirements are met, or that thereafter the requirements for continuous listing will continue to be met. In any such event, the Company's Common Stock would continue to be traded on the OTC Electronic Bulletin Board, in which event a shareholder may find it more difficult to dispose of (or to obtain accurate quotations as to the price of) the Company's Common Stock.

         As of the date hereof there were 4,211,930 shares of Common Stock validly issued and outstanding, fully paid and non-assessable. There were a total of 512 holders of record as of August 31, 1998. The Company believes, based upon available information, that there are in excess of 1,000 beneficial owners of the Company's Common Stock. No shares of the Company's authorized Preferred Stock have ever been issued.

DIVIDENDS

         The payment of dividends, if any, by Global rests within the discretion of its Board of Directors and depends, among other things, upon the Company's earnings, its capital requirements, its financial condition, as well as other relevant factors. As of the date hereof, the Company has not issued or declared any dividends. The Company does not anticipate paying any dividends on its Common Stock in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

         As a direct consequence of the implementation of the Plan of Reorganization described in Part I hereinabove, the Company has (as of June 30,
1996) disposed of all its operations and may today be fairly characterized as a non-operating "shell" corporation. Therefore, there is no need for discussion herein of prior results of operations, of year-to-date operating results and comparisons, and of liquidity and capital resources. As of the date hereof, the Company is able to meet its debts as they mature, which obligations (giving effect to the completion of the Plan of Reorganization described in Part I hereinabove) consist exclusively of legal, accounting and miscellaneous expenses endemic to any public company. The Company has outstanding subscriptions receivable of $217,500 as of June 30, 1998, all of which are deemed to be collectible prior to September 30, 1998.

         Giving effect to the acquisition of Biofarm on September 4, 1998 (see "Acquisition of Biofarm" on page three hereinabove), management's principal focus will be the realization of the maximum earnings potential of Biofarm.

Item 7.  Financial Statements

         Consolidated Financial Statements and supplementary financial information specified by this Item 7 are presented following Item 13 in Part III of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None.

                                    PART III

Item 9.  Directors and Executive Officers of the Company; Compliance with
         Section 16(a) of the Exchange Act


         The executive officers, directors and key personnel of the Company are as follows: (the information set forth hereunder is as of June 30, 1998 (the end of the fiscal period), and gives effect to the resignations of directors whose services were terminated by the Company upon the sale of the subsidiaries occurring on June 28, 1996).

Name                                    Age           Positions held with the Company
----                                    ---           -------------------------------
David R. Stith                          69            Acting President and Director

Herbert S. McDonald                     61            Director

Allan Esrine                            69            Acting Principal Financial Officer and Director

Desiree L. Pierson                      35            Secretary


Biographies of the directors and executive officers of the Company are set forth below. All directors hold office until the next annual stockholders meeting and until their successors have been elected and qualified or until their death, resignation, retirement, removal or disqualification. Vacancies in the existing Board are filled by majority vote of the remaining directors. Officers of the Company serve at the will of the Board of Directors.

         David R. Stith became Vice Chairman and a Director of Global on November 1, 1991, and of the Company on November 25, 1991. Mr. Stith founded Underwater Technics in 1967 and has served as its Chairman and President since such date. Mr. Stith led the crew that cleaned up the major oil spills from the tankers the "Elias," the Mellon," and the "Athos." Mr. Stith was also involved in underwater testing for the National Aeronautics and Space Administration, and led the crew that dove for sunken treasure on the Spanish Gallon "San Jose" which sank off Columbia in 1708.

         Herbert S. McDonald became a director of the Company on December 27, 1995. Mr. McDonald has, since January 1993, been the President of The Fulcrum Group, a management consulting firm specializing in the restructuring and merger/acquisition of corporate clients. Prior thereto, Mr. McDonald was (since August 1990) the President (CEO) and principal shareholder of European Automotive Products, Inc., a major importer of imported cars specializing in higher end German automotive parts. Prior thereto, Mr. McDonald was the President (CEO) and principal shareholder of Fulcrum Investments, a firm making investments in manufacturing, leasing, automobile dealerships and real estate.

         Allan Esrine became a director of the Company on November 15, 1997, as well as Principal Financial Officer. Mr. Esrine has, for the past five years, been involved in private financial activities in New York City, including the management of several family businesses.

         Desiree L. Pierson became Secretary of the Company in January, 1996. Ms. Pierson was an employee of the Company from 1991 until June 28, 1996. In her capacity as Secretary, Ms. Pierson's duties include shareholder relations, matters involving the Transfer Agent and corporate record keeping and do not include corporate decision making or substantive matters involving the Company.

         No director, officer or affiliate of the Company is an adverse party to the Company or any of its subsidiaries in any material proceeding.

         The Company and its directors and executive officers are in compliance with the requirements of Section 16(a) of the Exchange Act.

Item 10. Executive Compensation

         None of the present three directors and officers of the Company has received any remuneration of any kind (including reimbursement of expenses) during the three year period ended June 30, 1998. Desiree L. Pierson, Secretary, has received the sum of $800 per month (plus accountable expenses) for services rendered to the Company on a part-time basis. There have been no employment contracts in effect since all such contracts existing as of June 28, 1996, were cancelled as of that date as part of the Plan of Reorganization. (See Item 12 ("Certain Transactions") on page 13 hereof.)

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information with regard to the beneficial ownership of outstanding shares of the Common Stock by (i) each person known by the Company to own beneficially five percent (5%) or more of the outstanding shares of the Company's Common Stock; (ii) each director and executive officer individually; and (iii) all executive officers and directors of the Company as a group.


                                        Number of Shares of
Name and Address                        Common Stock                           Percentage (%) of
of Beneficial Owner                     Beneficially Owned (1)                 Class Outstanding (2)
-------------------                     ----------------------                 ---------------------
David R. Stith                                 100,000                                   2.4%
Herbert S. McDonald                            100,000                                   2.4%
Allan Esrine                                   200,000                                   4.7%

Directors and Officers                         400,000                                   9.5%
  as a Group (3 persons)

--------------

(1) Beneficial ownership as reported in the table above has been determined in accordance with Instruction (4) to Item 403 of Regulation S-B of the Securities Exchange Act.

(2) Percentage of Class based upon 4,211,930 shares of Common Stock outstanding on August 31, 1998.

Item 12. Certain Relationships and Related Transactions

Certain Transactions

         On June 7, 1998, the Company issued an aggregate of 400,000 shares to its Board of Directors. The shares, which were issued at $.25 per share, had an estimated fair value of $3.90 per share. The resulting subscription receivable, in the aggregate amount of $100,000, was intended to insure that the extraordinary costs of preparing and mailing this Form 10-KSB and Proxy Statement would be discharged. The shares have not been registered for sale, are legended, and are the subject of appropriate stop transfer instructions with the Company's Transfer Agent. The Company recorded a subscription receivable of $100,000 as well as a charge to operations of $1,460,000. Prior to September 4, 1998, the Company had received an aggregate of $28,500 in payment of such subscriptions.

Item 13. Exhibits and Reports on Form 8-K

         (a) 1. All financial statements - see index to Consolidated Financial Statements

              2. Exhibits - see Exhibits below.

         (b) The following Current Reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the last quarter of the period covered by this Annual Report on Form 10-K:

                           None.

         (c ) The following Exhibits (incorporated herein by reference) are applicable to the period subsequent to the filing of Form 10-KSB for the fiscal year ended June 30, 1997, and prior to the filing date hereof:

               A. Form 10-KSB, for the fiscal year ended June 30, 1997, filed on September 29, 1997

               B. Form 10-QSB, for the quarter ended September 30, 1997, filed on November 14, 1997

               C. Form 10-QSB, for the quarter ended December 31, 1997, filed on January 27, 1998

               D. Form 10-QSB, for the quarter ended March 31, 1998, filed on May 13, 1998

               E.   Form 8-K, filed on March 6, 1998.

                          Global Spill Management,Inc.
                                     and Subsidiaries






                   Report on Consolidated Financial Statements
                            Years Ended June 30, 1998 and 1997

                                                   Global Spill Management,
                                                      Inc. and Subsidiaries

                                                                   Contents

               Independent Auditors' Report                           F-1

               Consolidated financial statements
                   Balance sheet                                      F-2
                   Statements of operations                           F-3
                   Statements of capital deficit                      F-4
                   Statements of cash flows                           F-5

               Summary of significant accounting policies       F-6 - F-7

               Notes to consolidated financial statements      F-8 - F-13

Independent Auditors' Report

Global Spill Management, Inc.
Linfield, Pennsylvania

We have audited the accompanying consolidated balance sheet of Global Spill Management, Inc. and subsidiaries as of June 30, 1998, and the related consolidated statements of operations, capital deficit and cash flows for each of the two years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 8, on September 4, 1998 the Company acquired 87% of the issued and outstanding common stock of Biofarm, S.A. in exchange for a convertible, nonnegotiable, secured debenture in the amount of $6,434,681. Since the debenture can only be converted into common stock of the Company, Biofarm, S.A. will be considered the acquiring entity. Therefore, the acquisition will be accounted for as a reverse purchase and a recapitalization of Biofarm, S.A.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Spill Management, Inc. and subsidiaries as of June 30, 1998, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.




                                                     BDO Seidman, LLP

Philadelphia, Pennsylvania
September 4, 1998

--------------------------------------------------------------------------------

                                                        Global Spill Management,
                                                           Inc. and Subsidiaries

                                                      Consolidated Balance Sheet

--------------------------------------------------------------------------------

June 30,                                                               1998
-------------------------------------------------------------------------------

Assets

Current assets
    Cash                                                           $     23,327
    Subscriptions receivable (Note 2)                                    17,000
--------------------------------------------------------------------------------

Total assets                                                       $     40,327
================================================================================


Liability and Capital Deficit

Current liability
    Accounts payable                                               $     46,132
--------------------------------------------------------------------------------

Commitments and contingencies (Notes 5 and 6)

Capital deficit (Notes 2, 4 and 5)
    Preferred stock, $.001 par value
        Authorized 5,000,000 shares, none issued                           --
    Common stock, $.001 par value
        Authorized 25,000,000 shares
        Issued and outstanding 4,211,930 shares                           4,212
    Additional paid-in capital                                       16,334,717
    Deficit                                                         (16,144,234
    Less subscriptions receivable                                      (200,500
--------------------------------------------------------------------------------

Total capital deficit                                                    (5,805
--------------------------------------------------------------------------------

Total liability and capital deficit                                $     40,327
================================================================================


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

--------------------------------------------------------------------------------

                                                        Global Spill Management,
                                                           Inc. and Subsidiaries

                                           Consolidated Statements of Operations

--------------------------------------------------------------------------------




Year ended June 30,                                             1998            1997
------------------------------------------------------------------------------------

Revenues                                                  $       --    $        --

General and administrative expenses (Notes 4, 5 and 8)     2,976,489        227,136
------------------------------------------------------------------------------------

(Loss) before extraordinary item                          (2,976,489)      (227,136)

Extraordinary income - gain on
    forgiveness of indebtedness (Note 7)                        --        1,740,594
------------------------------------------------------------------------------------

Net (loss) income                                        $(2,976,489)   $ 1,513,458
====================================================================================

Basic (loss) income per common share
    (Loss) before extraordinary item                     $      (.90)   $      (.10)

    Extraordinary item                                          --              .73
------------------------------------------------------------------------------------

Basic (loss) income per common share                     $      (.90)   $       .63
====================================================================================

Weighted average number of common shares outstanding       3,311,108      2,387,639
====================================================================================


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

--------------------------------------------------------------------------------

                                                        Global Spill Management,
                                                           Inc. and Subsidiaries

                                      Consolidated Statements of Capital Deficit

--------------------------------------------------------------------------------







                                   Additional
                                     Common         Paid-In                        Subscriptions
                                      Stock         Capital          Deficit          Receivable
----------------------------------------------------------------------------------------------------

Balance, June 30, 1996          $     1,466   $  12,498,463  $   (14,681,203)        $        --


Shares issued for cash and
    subscriptions                     1,550         727,450               --            (250,000)

Shares retired during the year           (4)              4               --                  --

Payment of subscriptions                 --              --               --              30,000

Reclassification of
    subscriptions receivable             --              --               --             100,000

Net income for the year                  --              --        1,513,458                  --
----------------------------------------------------------------------------------------------------

Balance, June 30, 1997                3,012      13,225,917      (13,167,745)           (120,000)

Shares issued for
    subscriptions                       600         199,400               --            (200,000)

Payment of subscriptions                 --              --               --             202,500

Reclassification of
    subscriptions receivable             --              --               --              17,000

Shares issued in litigation
    settlement                          200       1,349,800               --                  --

Shares issued for services
    rendered and subscriptions          400       1,559,600               --            (100,000)

Net (loss) for the year                  --              --       (2,976,489)                 --
----------------------------------------------------------------------------------------------------

Balance, June 30, 1998          $     4,212   $  16,334,717  $   (16,144,234)        $  (200,500)
====================================================================================================

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

--------------------------------------------------------------------------------

                                                        Global Spill Management,
                                                           Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------



Year ended June 30,                                                     1998                1997
------------------------------------------------------------------------------------------------------
Cash flows from operating activities
    Net (loss) income                                             $(2,976,489)            $ 1,513,458

    Adjustments to reconcile net (loss) income to net
        cash (used in) operating activities
            Extraordinary (gain) on forgiveness
               of indebtedness                                           --                (1,740,594)
            Issuance of common stock for litigation
               settlement                                           1,350,000                    --
            Issuance of stock for services rendered                 1,460,000                    --
            (Decrease) in liabilities
               Accounts payable                                      (102,295)                (45,922)
               Accrued expenses                                          --                  (165,222)
------------------------------------------------------------------------------------------------------

Net cash (used in) operating activities                              (268,784)               (438,280)
------------------------------------------------------------------------------------------------------

Cash flows from investing activities
    Proceeds from sale of assets                                         --                   805,000
------------------------------------------------------------------------------------------------------

Cash flows from financing activities
    Repayments of stockholder note                                    (12,500)                (37,500)
    Repayments of note payable, bank                                     --                  (855,000)
    Repayments of long-term debt                                         --                   (43,125)
    Issuance of common stock, net of expenses                            --                   479,000
    Payments of common stock receivables                              302,500                  30,000
------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                   290,000                (426,625)
------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                        21,216                 (59,905)

Cash, beginning of year                                                 2,111                  62,016
------------------------------------------------------------------------------------------------------

Cash, end of year                                                 $    23,327             $     2,111
======================================================================================================

Supplemental disclosures of cash flow information
    Noncash financing activities
        Common stock issued in exchange for stock
            subscriptions receivable of $250,000 less cash
            received of $30,000                                   $      --               $   220,000

        Common stock issued in exchange for stock
            subscriptions receivable of $200,000 less cash
            received of $82,500                                   $   117,500             $      --
======================================================================================================

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

--------------------------------------------------------------------------------

                                                        Global Spill Management,
                                                           Inc. and Subsidiaries

                                      Summary of Significant Accounting Policies

--------------------------------------------------------------------------------

Organization                 Global Spill Management, Inc. ("Global") was
and Principles               incorporated in June 1991 to acquire, operate and
of Consolidation             develop environmental contracting and consulting
                             companies, and related businesses. All operating companies were disposed of or sold in prior years
                             (see Note 1).


                             The accompanying consolidated financial statements include the accounts of Global and its wholly owned subsidiaries (collectively referred to as the "Company") after elimination of all significant intercompany balances and transactions.

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




Income Taxes Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

(Loss) Income                In 1998, the Company adopted SFAS No. 128,
Per Common Share             "Earnings Per Share ("EPS")," which provides
                             for the calculation of basic and diluted EPS.
                             Basic EPS includes no dilution and is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted
                             EPS reflects the potential dilution of securities that could share in the income (loss) of the Company. There is no difference in basic and diluted EPS for the two years ended June 30, 1998 since there are no potentially dilutive securities outstanding for either period presented. For 1997, there is no effect on the EPS amounts previously reported as a result of the adoption of SFAS
                             No. 128.

--------------------------------------------------------------------------------

                                                        Global Spill Management,
                                                           Inc. and Subsidiaries

                                      Summary of Significant Accounting Policies

--------------------------------------------------------------------------------



Environmental                 Environmental expenditures that relate to existing
Expenditures                  conditions caused by past operations and which do
                              not contribute to current or future revenues are charged to expense. Liabilities are recorded when environmental assessments and/or cleanup are probable and the costs can be reasonably estimated. Generally, the timing of these accruals has coincided with the Company's commitment to a formal plan of action. See Notes 1, 5 and 6 for additional information.

--------------------------------------------------------------------------------

                                                        Global Spill Management,
                                                           Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


1.    Business               In fiscal year 1996, the Company
                             discontinued its operating activities and has
                             subsequently liquidated all of the debts that
                             existed as of June 30, 1996 (see Note 7).

2.    Subscriptions          Subsequent to June 30, 1998, the Company received $17,000 as
      Receivable             payment on subscriptions receivable. It is intended that the balance of the subscriptions ($200,500) will be
                             collected to pay liabilities and expenses of the
                             Company as they become due.

3.    Income Taxes           The Company had deferred tax assets of
                             approximately $4,400,000 as of June 30, 1998,
                             related to net operating loss carryforwards
                             ("NOL"), which have yet to be utilized. As a result
                             of the sale of the Company's operating subsidiaries
                             and the issuance of additional shares of common
                             stock, the amount of the NOL of approximately
                             $12,900,000 may be limited. Also, the utilization
                             of these losses, if available, to reduce the future
                             income taxes will depend upon the generation of
                             sufficient taxable income prior to the expiration
                             of the NOL. Therefore, at June 30, 1998, the
                             Company established a 100% valuation allowance
                             against the deferred tax assets as the likelihood
                             of recognizing this benefit cannot be certain. The
                             net operating losses will expire in various years
                             through June 2014.

4.    Common Stock           In June 1998, the Company issued 400,000 shares of
                             common stock to members of its Board of Directors.
                             The shares, which were issued at $.25 per share,
                             had an estimated fair value of $3.90 per share. The
                             Company recorded a subscription receivable from its
                             directors for $100,000, as well as a charge to
                             operations amounting to $1,460,000. The charge to
                             operations represents a finder's fee earned for
                             services related to the acquisition of Biofarm,
                             S.A. ("Biofarm"). The amount has been recorded as a
                             fourth-quarter adjustment (see Note 8 for
                             additional information).

--------------------------------------------------------------------------------

                                                        Global Spill Management,
                                                           Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


5.    Litigation             The Company is a defendant in two lawsuits in which
                             the principal defendants are its former
                             subsidiaries. The Company is vigorously defending
                             these suits, on the basis that it is not a proper
                             party defendant because the parent company has no
                             contractual relationship with the respective
                             plaintiffs and bears no responsibility to such
                             plaintiffs. Management has determined that the
                             outcome of these matters will not have a material
                             adverse effect on the financial statements of the
                             Company.

                             On June 28, 1996 (the date on which the sales of the operating subsidiaries was effected), the Company agreed to acquire 100% of the issued and outstanding shares of capital stock of Phoenix
                             Wrecking Corporation ("Phoenix"), a New York corporation which was also engaged in the remediation business. The proposed acquisition of Phoenix, which was publicly announced on July 1, 1996, was rescinded nunc pro tunc on November 6, 1996.

                             It is the position of the Company that: (a) the 1,135,000 shares issued by Phoenix pursuant to two
                             Form S-8 filings and 1,085,000 shares sold publicly have not been registered under Section 5(a) of the 1933 Act, and that it was unlawful to sell such shares in interstate commerce; (b) persons who received and sold the 1,085,000 shares were not persons entitled to receive the same pursuant to the Instructions to the use of Form S-8; (c) sellers of the 1,085,000 shares violated the anti-fraud provisions of Section 10(b) of the 1934
                             Act and Rule 10b-5 promulgated thereunder; (d) former counsel violated Section 10(b) and Rule
                             10b-5 when it filed with the Securities and Exchange Commission two Form S-8 Registration
                             Statements that were materially false and misleading; and (e) former counsel violated the anti-fraud provisions of Section 17(a)(3) in obtaining money by means of an untrue statement of a material fact.


--------------------------------------------------------------------------------

                                                        Global Spill Management,
                                                           Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


                             In January 1998, Global's complaint was sustained as to four of the five causes of action alleged by the Company against the several defendants. In a Memorandum and Order entered on January 22, 1998, the Eastern District of New York sustained the complaint filed by the Company as to the causes of action for malpractice, breach of contract, breach of fiduciary duty and unjust enrichment, and dismissed the cause of action for fraud. The Company determined not to appeal the dismissal of the cause of action for fraud because the relief sought by the Company (return of 1,135,000 shares and of proceeds derived from the sale thereof) is encompassed by the four causes of action that were sustained. The Company is currently seeking recovery of all of the proceeds received by the sellers of the 1,085,000 shares, as well as the shares themselves, and has advised the introducing and clearing broker-dealers of its liability for the sale of unregistered stock and of their liability pursuant to the Exchange Act of 1934.

                             The recovery by the Company of any portion of the sales proceeds received by the sellers of the 1,085,000 shares will, by agreement with Litchfield Continental, Ltd. ("Litchfield") (see Note 8), belong exclusively to the stockholders of the Company other than Litchfield. Since Litchfield is able to convert its debenture into common stock in increments over a five-year period and since the recovery date (if there be such) is not known, Litchfield's nonparticipation in any such recovery will be assured by assigning the proceeds of any such recovery to a new entity to be organized simultaneously with the Litchfield closing. The sole directors of the new entity will be the present three directors of the Company. The shares of capital stock of the new subsidiary will be distributed to the stockholders of the Company other than Litchfield upon the earlier of: (a) the recovery of any such proceeds; or (b) date on which Litchfield commences conversion of its debenture. Notwithstanding that recovery is mandated by the Instructions to Form S-8, there can be no assurance that recovery will be awarded or that, if awarded, any resulting judgment will be collectible. It is for this reason that the Company has notified the introducing and clearing broker-dealers of potential liability for the recovery of such proceeds.

--------------------------------------------------------------------------------

                                                        Global Spill Management,
                                                           Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------



                             In April 1998, a lawsuit brought against the Company seeking $1,350,000 as a direct result of a transaction entered into by Phoenix with the plaintiffs was settled for an aggregate of 200,000 shares of the Company's common stock. The plaintiffs surrendered to the Company all of their convertible debentures (amounting to $2,000,000 in the aggregate). The plaintiffs stipulated that they may sell the shares only in certain amounts above a certain price and after a certain date. Should the plaintiffs not realize at least $1,350,000 from the sale of the 200,000 shares, any additional shares required will be delivered by a stockholder of the Company. All of the debentures will be deemed to have been canceled, and the judgment held by the plaintiffs will be assigned to the Company once the sum of $1,350,000 has been realized by the plaintiffs. As a result of such settlement, the Company recorded a charge of $1,350,000 to operations in the fourth quarter of the year ended June 30, 1998.

6.    Environmental          The Superfund Act imposes strict joint and several
      Risks                  liability upon the generators of hazardous
                             substances and those transporters who have arranged for disposal of hazardous substances or those who have selected the disposal site for such substances. All such persons may be liable for waste site investigation, waste site cleanup and natural resource damages, regardless of whether they exercised due care and complied with all relevant laws and regulations. Such costs can be substantial. Certain of the Company's subsidiaries were transporters of hazardous waste materials, but should not be liable therefore, unless they are deemed to have arranged for such disposal or the selected disposal sites. The Company's policy and practice was to refrain from arranging for the disposal of hazardous substances, including waste, and/or the selection of disposal sites, and to have the generator do so. However, there can be no assurance that the Company did not fail to adhere to such practice and thereby could be potentially liable for claims in connection with the transportation and disposal of such materials.

--------------------------------------------------------------------------------

                                                        Global Spill Management,
                                                           Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                             It is the position of the Company that, should certain former subsidiaries of the Company receive claims that they are or may be liable for environmental cleanup costs and related damages, and should the Company also be named a party defendant, the Company will vigorously defend any such claims based upon the facts and the current laws and regulations applicable to environmental matters. Buttressing the Company's position (and consistent with the general rule of corporate law), the United States Supreme Court recently decided in a "superfund" matter that nonoperating parent companies are not responsible for the environmental problems of wholly owned subsidiaries.

7.    Forgiveness            In fiscal 1997, the Company concluded settlement
      of Debt                with its unsecured creditors to retire all
                             outstanding indebtedness at 37.5 cents on the dollar, except for amounts under $100 (which were paid in full). In addition, the Company settled outstanding secured debt at less than face value.
                             Finally, debt payable to the former owners of one of the subsidiaries (which was sold in 1997) was forgiven. The forgiveness of indebtedness was recorded as an extraordinary item in 1997 and consisted of the following:


                              Unsecured creditors                                  $    454,181
                              Former owners of a subsidiary                             932,727
                              Secured debt                                              353,686
                              -------------------------------------------------------------------

                                                                                   $  1,740,594
                              -------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                        Global Spill Management,
                                                           Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

8.    Acquisition            The Company has entered into a stock purchase
      of Biofarm             agreement dated April 1, 1998 (the "Stock Purchase
                             Agreement"), by and among Litchfield, a British
                             Virgin Island corporation, the parent of Biofarm, a Romanian corporation, and the Company. Pursuant to the Stock Purchase Agreement, the Company agreed to acquire approximately 87% of the issued and outstanding shares of capital stock of Biofarm, a Romanian pharmaceutical company located in
                             Bucharest, Romania. In consideration for the purchase of the shares of Biofarm, the Company has agreed to issue to Litchfield a convertible, nonnegotiable, secured debenture (the "Debenture") in the principal sum of $6,434,681. The Stock
                             Purchase Agreement was placed in escrow until September 4, 1998 when the acquisition was consummated.

                             The Debenture provides that there is no interest due or payable on the principal sum and is nonnegotiable and nontransferable. The Debenture is nonredeemable and does not represent a debt obligation of the Company. The Debenture will provide that from time to time for a period of five years from the date of the Debenture, the holder thereof may convert a portion, but not less than 2%, of the original principal sum into shares of the then issued and outstanding common stock of the Company for each 2.5% of the principal sum of the Debenture that is converted. Therefore, and in accordance with the terms of the Debenture, if the entire principal sum of the Debenture is converted, the holder shall own 80% of the Company's issued and outstanding stock based upon the number of shares thereof outstanding as of the date of conversion.

                             Since the Debenture can only be converted into the common stock of the Company, for accounting purposes, Biofarm will be considered the acquiring entity. Therefore, the acquisition will be accounted for as a reverse purchase in accordance with Generally Accepted Accounting Principles.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on September 10, 1998.


                                                GLOBAL SPILL MANAGEMENT, INC.


                                                By: /s/ David R. Stith
                                                    ---------------------
                                                David R. Stith
                                                Acting President & Director
                                                September 10, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on September 10, 1998.


Signatures                                    Title                                        Date
----------                                    -----                                        ----
/s/ David R. Stith                            Acting President and Director                September 10, 1998
    --------------
David R. Stith


/s/ Allan Esrine                              Acting Principal Financial and               September 10, 1998
    --------------                            Accounting Officer and Director
Allan Esrine


/s/ Herbert S. McDonald                       Director                                     September 10 ,1998
    --------------------
Herbert S. McDonald