Form 10QSB
period 1998-09-30
GLOBAL SPILL MANAGEMENT INC /NV/
filed 1998-11-12
CIK 888702

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange
---  Act of 1934 for the quarterly period ended September 30, 1998

__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to ________________________


                         Commission file number 0-20317
                                                -------

                        Global Spill Management, Inc. **
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


                 1244 Main Street, Linfield, Pennsylvania 19468
                 ----------------------------------------------
                    (Address of principal executive offices)

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

                  Yes   X                                     No
                       ---                                       ---
The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of September 30, 1998 was 4,211,930.

Transitional small business disclosure format:

                  Yes   X                                     No
                       ---                                       ---
** On October 7, 1998, subsequent to the date (September 30, 1998) of this quarterly report on Form 10-QSB, the name of the registrant was changed to BIOFARM, INC.

                          GLOBAL SPILL MANAGEMENT, INC.

                                   Form 10-QSB

                                      INDEX


PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.  Financial Statements
                           Balance Sheets -
                             September 30, 1998 and June 30, 1998              3

                           Statements of Operations - Three months
                             ended September 30, 1998 and 1997                 4

                           Statements of Cash Flows - Three months ended
                             September 30, 1998 and 1997                       5

                           Notes to Financial Statements                       6

Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                  7


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                     9

Item 2.  Changes in Securities                                                11

Item 3.  Defaults Upon Senior Securities                                      11

Item 4.  Submission of Matters to a Vote of Security Holders                  12

Item 5.  Other Information                                                    12

Item 6.  Exhibits and Reports on From 8-K                                     12

         Signatures                                                           13

                                                  Global Spill Management, Inc.
                                                               and Subsidiaries


                                                                 Balance Sheets
                                                                    (Unaudited)
===============================================================================

                                                   September 30,       June 30,
                                                            1998           1998
-------------------------------------------------------------------------------

Assets

Current assets
  Cash                                             $     10,203    $     23,327
  Subscriptions receivable                                   --          17,000
-------------------------------------------------------------------------------

Total assets                                       $     10,203    $     40,327
===============================================================================

Liabilities and Capital Deficit

Current liabilities
  Accounts payable                                 $     61,098    $     46,132
-------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity (deficit)
  Preferred stock, $.001 par value
    Authorized 5,000,000 shares, none issued                 --              --
  Common stock, $.001 par value,
    Authorized 25,000,000 shares
    Issued and outstanding 4,211,930                      4,212           4,212
  Additional paid-in capital                         16,334,717      16,334,717
  Deficit                                           (16,223,074)    (16,144,234)
  Less: subscriptions receivable                       (166,750)       (200,500)
-------------------------------------------------------------------------------

Total capital deficit                                   (50,895)         (5,805)
-------------------------------------------------------------------------------

Total liabilities and capital                      $     10,603    $     40,327

===============================================================================

                The accompanying notes are an integral part of these statements.

                                                  Global Spill Management, Inc.
                                                               and Subsidiaries


                                                       Statements of Operations
                                                                    (Unaudited)
-------------------------------------------------------------------------------

Three months ended September 30,                           1998            1997
-------------------------------------------------------------------------------

Revenues                                           $         --    $         --
-------------------------------------------------------------------------------

Costs and expenses
  Selling, general and administrative expenses           78,840          34,851
-------------------------------------------------------------------------------

Total costs and expenses                                 78,840          34,851
-------------------------------------------------------------------------------

Net (loss)                                         $    (78,840)   $    (34,851)
===============================================================================

Net (loss) per share                               $       (.02)   $       (.01)

Weighted average number of common shares
  outstanding                                         4,211,930       3,011,930
===============================================================================

                The accompanying notes are an integral part of these statements.

                                                  Global Spill Management, Inc.
                                                               and Subsidiaries


                                                       Statements of Cash Flows
                                                                    (Unaudited)
===============================================================================

Three months ended September 30,                           1998            1997
-------------------------------------------------------------------------------

Cash flows from operating activities
  Net (loss)                                       $    (78,840)   $    (34,851)
  Adjustments to reconcile net (loss) to
    net cash (used in) operating activities
      Increase (decrease) in liabilities
        Accounts payable                                 14,966         (66,937)
-------------------------------------------------------------------------------

Net cash (used in) operating activities                 (63,874)       (101,788)
-------------------------------------------------------------------------------

Cash flows from financing activities
  (Repayments) of borrowings from shareholder                --         (12,500)
  Proceeds from common stock receivable, net
    of expenses                                          50,750         112,500
-------------------------------------------------------------------------------

Net cash provided by financing activities                50,750         100,000
-------------------------------------------------------------------------------

Net (decrease) in cash                                  (13,124)         (1,788)

Cash, at beginning of year                               23,327           2,111
-------------------------------------------------------------------------------

Cash, at end of year                               $     10,203    $        323
===============================================================================


                The accompanying notes are an integral part of these statements.

                 Global Spill Management, Inc. and Subsidiaries
                          Notes to Financial Statements
                                    Unaudited


1. The accompanying unaudited financial statements, which are for an interim period, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended June 30, 1998 of Global Spill Management, Inc. ("Global"), as filed with the Securities and Exchange Commission. The June 30, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. In the opinion of Global, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months and three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

3. Per share data was calculated by dividing the net (loss) by the weighted average number of shares outstanding during the period.

Global, on September 4, 1998, completed the transaction pursuant to which it acquired approximately 87% of the issued and outstanding shares of capital stock of Biofarm, S.A., a Romanian pharmaceutical manufacturer, from Litchfield Continental, Ltd. (LCC). Global issued to LCC a convertible non-negotiable secured debenture in the principal sum of $6,434,681. Such Debenture is non-convertible prior to January 31, 1999, and thereafter only in increments of 2.5%. On October 5, 1998, the nominees of Litchfield to the Board of Global were elected by vote of Global's shareholders.

Inasmuch as the shareholders of LCC obtained thereby board and management (and potential voting) control of Global, for financial accounting purposes the acquisition of Biofarm, S.A. by Global will be accounted for as a reverse purchase in accordance with generally accepted accounting principles. Accordingly, the statement of financial condition and statements of operations and cash flow will reflect the historical balance sheet of Global at October 5, 1998, as well as any nominal expenses which Global may incur subsequent to that date.

Inasmuch as Global is filing simultaneously herewith its Form 8-K reflecting the acquisition of Biofarm, S.A. on September 4, 1998, and the election of the Litchfield nominees to the Board of Global on October 5, 1998, and inasmuch as such 8-K filing will also include the audited financial statements of Biofarm, S.A. for the one year and nine-month period ended September 30, 1998, Global is including herewith the separate unaudited financial statements of Global alone for the first quarter ended September 30, 1998. Since Global is adopting the fiscal period of Biofarm, S.A. commencing with the year ending December 31, 1998, the December 31, 1998, audited financial statements of Global will be fully consolidated and audited as of that date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

As a direct consequence of the implementation of the Plan of Reorganization ("Plan") described below, Global has (as of June 30, 1996) disposed of all its operating subsidiaries and, thereafter and until September 4, 1998, may be fairly characterized as a "shell" corporation. Therefore, there is no need for discussion herein of prior results of operations, of year-to-year operating results and comparisons, and of liquidity and capital resources. As of September 30, 1998, Global is able to discharge its capital requirements and to meet all of its obligations as they mature. Such obligations (giving effect to the successful implementation of the Plan) consist exclusively of legal, accounting and miscellaneous expenses endemic to any public company. Such liabilities amounted to $61,098 at September 30, 1998. Global received, during the first quarter ended September 30, 1998, an aggregate of $50,750 in payment of subscriptions receivable, thereby leaving a balance of $166,750 due and payable to Global. All prior subscriptions receivable created subsequent to the adoption of the Plan have been paid in full; and Global expects to receive the balance of $166,750 in full.

PLAN OF REORGANIZATION

In April, 1996, because of a demonstrable inability to meet its debts as they matured, Global and its financial advisors determined to undertake a comprehensive Plan of Reorganization (the "Plan"). Such Plan included the (a) sale of the four operating subsidiaries for cash consideration only, (b) liquidation of the debt due to the senior secured creditor (Meridian Bank), (c) elimination of debt in its entirety, and (d) reclassification of the issued and outstanding shares of Common Stock.

Sale of Subsidiaries

On June 28, 1996, Global sold the capital stock or the net assets of its then four operating subsidiaries. An aggregate of $1,200,000 was paid to Meridian Bank in full and complete satisfaction of secured indebtedness to Meridian Bank in the principal amount of $1,480,000 (plus accrued interest of $47,000). Meridian Bank satisfied its lien and executed a General Release in favor of Global on June 28, 1996.

As a result of the disposition of all of its subsidiaries, Global ceased to be an operating company.

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

Giving effect to (a) the satisfaction of the indebtedness due Meridian Bank and
(b) the liabilities assumed by the purchasers of the four operating subsidiaries, being treated herein as having occurred on June 28, 1996, Global remained, as of June 30, 1996, with fixed liabilities of $814,000. Commencing in July 1996, Global, as an alternative to creditor proceedings that would have involved legal and accounting costs disproportionate to the dollar amount of its remaining liabilities, commenced a voluntary plan of payment at a discount. Creditors were offered an immediate settlement equal to 37.5% on the dollar (except for claims under $100 (which were liquidated in full)). Such offer resulted, as of March 31, 1998, in $794,622 in the aggregate of claims being settled for the sum of $433,148. As of September 30, 1998, total liabilities of Global were $61,098.

The results of the Plan were as follows: approximately $6.9 million of indebtedness existing at June 30, 1996, has been eliminated in full, approximately $1.2 million in cash was arranged by management to be contributed to Global, all inchoate claims against Global (beyond the $6,900,000 of fixed obligations) were resolved, and (except for the matters described hereinafter under "Litigation") all litigation has been resolved.

Acquisition of Biofarm

Management did not deem it prudent to consider seriously the acquisition of a going business until the Plan proved feasible. Accordingly, early in 1998, after a period of eighteen months during which the Plan was activated, management determined that Global was then in a position to effect a major acquisition. Accordingly, negotiations were commenced with Suisse Capital Complex ("SCC"), to acquire Biofarm, S.A. from Litchfield Continental, Ltd. SCC has acted as the intermediary between Global and Litchfield. Management's goals during the negotiations were to avoid the use of cash, minimize the debt to be issued to effect the acquisition, avoid the immediate issuance of any substantial number of shares of Common Stock, and defer the conversion of debt into Common Stock as long as was possible in order to afford time for the anticipated earnings of Biofarm to develop to their full potential.

Inasmuch as the shareholders of Litchfield will have voting, Board and management control of Global once the election of nominees to the Board was approved by the shareholders of Global, for financial accounting purposes the acquisition of Biofarm by Global will be accounted for as a reverse purchase in accordance with generally acceptable accounting principles. Accordingly, the statement of financial condition and statements of operations and cash flow will reflect the historical balance sheet and activities of Biofarm for all of the required reporting periods as well as the balance sheet of Global as of the acquisition date.

Information with respect to Biofarm is contained in the following documents:

         Form 8-K filed March 6, 1998
         Form 10-KSB filed September 10, 1998
         Proxy Statement dated September 21, 1998

The Proxy Statement dated September 21, 1998, contains information with respect to Biofarm's prior results of operations, year-to-year operating results and comparisons, and liquidity and capital resources.

Global intends to file with the Securities and Exchange Commission a supplemental Form 8-K on or before 75 days from September 4, 1998, which supplemental Form 8-K will contain audited financial statements of Biofarm for the fiscal year ended December 31, 1997, and for the nine months ended September 30, 1998. Since Biofarm is on a calendar year basis, Global will, effective December 31, 1998, change its fiscal period from June 30 to a calendar year basis and will file consolidated financial statements on a fully audited basis with its Form 10-K for the fiscal year ending December 31, 1998.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

Litigation Instituted by Global

Global has previously advised its shareholders (and has brought to the attention of the Securities and Exchange Commission both by letters and by filings under the 1934 Act) of the litigation instituted by Global against thirteen persons and firms (including former counsel, recipients of the Company's Common Stock and broker-dealers) who, collectively and individually, participated in a scheme to defraud Global and to violate the registration requirements of the 1933 Act.

Such scheme involved the filing of two Form S-8 Registration Statements with the Commission in August and September, 1996, and the purported registration under the 1933 Act of an aggregate of 1,135,000 shares of Global's Common Stock. Form S-8 was not available for the registration of such 1,135,000 shares because (a) Global was not then current in its 1934 Act filings when such two Form S-8 filings occurred (as indicated in a latter, dated September 19, 1996, from the Commission to Global), and (b) the recipients of the 1,135,000 shares were not bona fide consultants to Global or the type of consultant envisioned by Form S-8.

On January 22, 1998, Global's complaint was sustained as to four of the five causes of action alleged by Global against the several defendants. In a Memorandum and Order entered on January 22, 1998, Judge Platt (USDC, Eastern District of New York), sustained the complaint filed by Global as to the causes of action for malpractice, breach of contract, breach of fiduciary duty and unjust enrichment, and dismissed the cause of action for fraud. Global determined not to appeal the dismissal of the cause of action for fraud because the relief sought by Global (return of the 1,135,000 shares and of proceeds derived from the sale thereof) is encompassed by the four causes of action that were sustained.

On August 2, 1996, an aggregate of 385,000 shares of Global's Common Stock was filed on Form S-8 at the price of $6.00 per share ($2,310,000 in the aggregate); and on September 18, 1996, an aggregate of 750,000 shares of Global's Common Stock was filed on Form S-8 at the price of $2.06 per share ($1,545,000 in the aggregate), or a total of 1,135,000 shares at the registration price of $3,855,000. With the exception of 50,000 of such 1,135,000 shares that were returned to Global for cancellation, all of the remaining 1,085,000 shares were immediately sold publicly by the recipients. At lest two of the defendants were indicted for securities law violations in an unrelated matter in January, 1998; two of the defendants were then registered broker-dealers; one defendant-recipient received 300,000 shares in "settlement" of a claim (without even the pretense of acting as consultant to Global); and one defendant is a public relations firm involved in publicizing public companies. Among the broker-dealers who executed orders for the sale of the 1,085,000 shares were; Colin, Winthrop; H.J. Meyers; Meyers,

Pollack & Robbins; SFI Investments; and Baker & Company. Among the clearing brokers for such selling broker-dealers were Bear Stearns; Cowen; Ernst; Lewco; Philadep; and Robb, Peck McCooley. Each of such introducing and clearing broker-dealers has been advised in writing by Global of its liability for the sale of unregistered stock (1933 Act) and of liability pursuant to Exchange Act Release #28878 (1934 Act).

None of the present directors and officers of Global participated in any manner in any aspect of the two Form S-8 filings. No Board of Directors meeting was attended by any of such persons at which the subject of the S-8 filings was discussed; in fact, no board meetings were held between June 28, 1996, and November 15, 1996. Nor did any of the present officers of Global execute the Form S-8 filings or any of the documents incident to the issuance of the 1,135,000 shares. Not only were the two Form S-8 filings not authorized by the Board but, also, the signatories thereto were not holders of the offices indicated in such filings.

It is the position of Global that the (a) 1,135,000 shares issued pursuant to the two Form S-8 filings and 1,085,000 shares sold publicly have not been registered under Section 5(a) of the 1933 Act and that it was unlawful to sell such shares in interstate commerce; (b) persons who received and sold the 1,085,000 shares were not persons entitled to receive the same pursuant to the Instructions to the use of Form S-8; (c) sellers of the 1,085,000 shares violated the anti-fraud provisions of Section 10(b) of the 1934 Act and Rule 10b-5 promulgated thereunder; (d) former counsel violated Section 10(b) and Rule 10b-5 when it filed with the Commission two Form S-8 Registration Statements that were materially false and misleading; and (e) former counsel violated the anti-fraud provisions of Section 17(a)(3) in obtaining money by means of an untrue statement of a material fact.

The recovery by Global of any portion of the sales proceeds received by the sellers of the 1,085,000 shares will, by agreement with Litchfield, belong exclusively to the shareholders of Global other than Litchfield. Since Litchfield is able to convert its Debenture into Common Stock in increments over a five year period, and since the recovery date (if there be such) is not known, Litchfield's non-participation in any such recovery will be assured by assigning the proceeds of any such recovery to a new entity to be organized simultaneously with the Litchfield closing. The sole directors of the new entity will be the present three directors of Global. The shares of capital stock of the new subsidiary will be distributed to the shareholders of Global other than Litchfield upon the earlier of the (a) recovery of any such proceeds, or (b) date on which Litchfield commences conversion of its Debenture. Notwithstanding that recovery is mandated by the Instructions to Form S-8, there can be no assurance that recovery will be awarded or that, if awarded, any resulting judgment will be collectible. It is for this reason that Global has notified the introducing and clearing broker-dealers of potential liability for the recovery of such proceeds.

Litigation Instituted Against Global

From the time Global became a public company in 1992 until the time (June 28, 1996), Global disposed of all of its then operating subsidiaries, Global itself never engaged in environmental clean-up activities. All such work was conducted by the former wholly-owned subsidiaries.

Subsequent to June 28, 1996, various claims have been asserted against Global seeking damages for non-performance by certain of the former subsidiaries. All such matters have been resolved and disposed of conclusively, except that Global remains a defendant in one such matter.

Global was named a defendant in a 1995 complaint, filed in the Court of Common Pleas (Philadelphia County) in 1995. In 1992, Plaintiff hired the co-defendant (Terminix International) to remedy a termite infestation problem. While doing so defendant Terminix ruptured an oil line, thereby causing fuel to be deposited in and around Plaintiff's residence. Plaintiff then retained a former subsidiary of Global (GSME) to clean-up the resulting oil spill. The gravament of the complaint is that Global conspired with Terminix to cover-up the true extent of damages to the residence. In March, 1998, the matter was submitted to binding, non-appealable arbitration. Terminix has offered to purchase Plaintiff's residence for $300,000; the purchase price for the residence was $138,000 and the assessed value is $5,100. Global's defense is that it did not cause the damage, the claim of conspiracy is false, Terminix is solely responsible and, in any event, Global is not a proper party defendant because its former subsidiary
(GSME) and not Global itself performed the services for plaintiff.

Global knows of no other pending or threatened litigation of any amount in excess of $5,000.

It is the position of Global that, should certain former subsidiaries of Global receive claims that they are or may be liable for environmental clean-up costs and related damages, and should Global also be named a party defendant, Global will vigorously defend any such claims based upon the facts and the current laws and regulations applicable to environmental matters. On the basis of its experience and the information currently available to it, Global believes that the one claim described herein will not have a material adverse effect on its results of operations, financial position or liquidity. Buttressing Global's position (and consistent with the general rule of corporate law), the United States Supreme Court recently decided in a "superfund" matter that non-operating parent companies are not responsible for the environmental problems of wholly-owned subsidiaries.

Litigation Terminated

Global was sued, in May 1998, in the United States Bankruptcy Court for the Eastern District of Louisiana (case number 96-14702) by Gulf South Systems, LLP., a successor to a debtor in possession. Plaintiff sought recovery of $78,213.20. Global retained counsel and, prior to being required to file an answer, counsel arranged to settle the matter for $10,000. Plaintiff's claim was predicated upon alleged performance by a former subsidiary of Global. Global demonstrated to Plaintiff that Global was not a proper party defendant, that the work was performed by a former subsidiary, that all payments were received by that subsidiary, and that such former subsidiary performed the work for Plaintiff under a fictitious name certificate filed with the Commonwealth of Pennsylvania. In exchange for the settlement sum of $10,000 (to be paid in October, 1998, when final documentation is prepared), Plaintiff has agreed to assign all of its rights to Global. Global was motivated to settle because of the assignment of the claim and the avoidance of legal fees and expenses and managements' time. The aforementioned amount is reflected within the statement of operations contained herein.


Item 2.  Changes in Securities

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Pursuant to a Proxy Statement, dated September 21, 1998, Global held its Annual Meeting of Shareholders on October 5, 1998. Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the 1934 Act, there was no solicitation in opposition to management's nominees to the Board listed in the Proxy Statement, and all such nominees were elected. The vote for the election of nominees to the Board (of a total of 4,211,930 shares eligible to vote) was 2,351,754 in favor and 382 opposed.

The Proxy Statement also included two specific proposals. On the proposal to change the name of Global to BIOFARM, INC., the vote was 2,351,337 in favor, 799 opposed and 801 abstaining. On the proposal to appoint BDO International as independent auditors, the vote was 2,351,871 in favor, 265 opposed and 808 abstaining.

Giving effect to the filing of the Certificate of Amendment to the Certificate of Incorporation on October 7, 1998, in Nevada, Global has obtained a new CUSIP number (#09058S 10 0) and has advised NASDAQ of such change name and new CUSIP number.

Item 5.  Other information

For information with respect to the acquisition by Global of approximately 87% of the capital stock of Biofarm, Inc., a Romanian pharmaceutical manufacturer, reference is made to Form 8-K filed March 6, 1998, Form 10-KSB filed September 10, 1998, and the Proxy Statement dated September 21, 1998, all of which are incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

         (A)      Exhibits:

                            Financial Data Schedule
                            Press release, dated October 5, 1998, concerning disposition of matters submitted to vote of security holders on October 5, 1998

         (B)      Reports on Form 8-K (for the third quarter ended
                  September 30, 1998):

                            None

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.






Date:  November 12, 1998                    By: /s/ David R. Stith
         as of October 5, 1998                  -------------------------------
                                                David R. Stith,
                                                Acting President



Date:  November 12, 1998                    By: /s/ Allan Esrine
         as of October 5, 19                    -------------------------------
                                                Allan Esrine,
                                                Acting Principal Financial
                                                and Accounting Officer