Form 10KSB
period 1998-10-31
BIOFARM INC
filed 1999-02-19
CIK 888702

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
         [ ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934
                                       OR
         [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE** SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 1998, to October 31, 1998

                         Commission File Number 0-20317

                            ------------------------

                                  BIOFARM, INC.
             (Exact name of registrant as specified in its charter)

         Nevada                                              88-0270266
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                 1244 Main Street, Linfield, Pennsylvania 19468
   (United States address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (610) 495-8413


                            ------------------------

           Securities registered pursuant to Section 12(b) ofthe Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock ($.001 Par Value)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes |X|           No __

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

       As of February 5, 1999, 4,376,930 shares of Common Stock ($.001 par value) were issued and outstanding. The aggregate market value of the Common Stock held by non-affiliates was approximately $26,261,580, determined by the closing sale price on that date. Revenues for the ten month period ended October 31, 1998, amounted to approximately $11,899,000.

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS*


Part I

         Item 1.  Description of Business

         Item 2.  Properties

         Item 3.  Legal Proceedings

         Item 4.  Submission of Matters to a Vote of Security Holders

Part II

         Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         Item 6.  Selected Financial Data

         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

       **Item 8.  Financial Statements and Supplementary Data

         Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III

         Item 10. Directors and Executive Officers of the Registrant

         Item 11. Executive Compensation

         Item 12. Security Ownership of Certain Beneficial Owners and Management

         Item 13. Certain Relationships and Related Transactions

         Item 14. Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K


----------

*        The foregoing table of contents is prescribed by Form 10-K. Except for
         Item 6 and the Financial Statements included herein in response to Item 14, the Registrant has prepared this Form 10-KSB filing in response to the Form 10-K table of contents. As of the close of business on February 5, 1999, the 4,376,930 issued and outstanding shares of the Registrant's Common Stock (all held by non-affiliates) had an aggregate market value of $26,261,580 as determined by that day's closing price. (See Item 10(a) of Regulation S-B.) This Form 10-KSB is filed for the Registrant's fiscal year ended October 31, 1998.


** On January 13, 1999, the Registrant filed its Form 8-K/A containing the following response to Item 8. (Changes in Fiscal Year):

         "On October 5, 1998, the Registrant's Board of Directors adopted a resolution to change the fiscal year from June 30 to December 31, effective December 31, 1998. Subsequent to November 19, 1998, the Board of Directors approved a new fiscal period of October 31, 1998, in order to be able to expedite the filing of this amended Form 8-K/A and to avoid having to defer such filing until the receipt of audited financial statements using a December 31 fiscal period. The Form 10-K filing for the fiscal year ended October 31, 1998, will contain fully consolidated audited financial statements of the Registrant and of its various subsidiaries."

         Pursuant to Rule 15d-10 (Transition Reports) under the 1934 Act, the Registrant is filing this Form 10-KSB covering the resulting transition period between the closing date of its most recent fiscal year (June 30, 1998) and the opening date of its new fiscal year (November 1,
         1998). This transition report filed pursuant to Rule 15d-10 is filed for such transition period not more than ninety days after the date (November 24, 1998) of the determination to change the fiscal closing date to October 31, 1998. Therefore, this filing on Form 10-KSB covers the period from January 1, 1998, through October 31, 1998, and includes the financial statements of the Company for the ten month period ended October 31, 1998, and the year ended December 31, 1997, which are audited by BDO International.

                                     PART I

Item 1.  Description of Business

         Biofarm, Inc., a Nevada corporation (hereinafter referred to as the "Company"), was organized under the laws of the State of Nevada on September 26, 1990, under the name Global Spill Management, Inc. From inception until June 28, 1996, the Company was engaged in the environmental remediation business with emphasis upon the elimination of oil spill damages. On October 5, 1998, the shareholders voted to change the name of the Company to Biofarm, Inc.

PLAN OF REORGANIZATION (and Events Prior to September 4, 1998)

         In April, 1996, because of a demonstrable inability to meet its debts as they matured, the Company and its financial advisors determined to undertake a comprehensive Plan of Reorganization (the "Plan"). Such Plan included the (a) sale of the four operating subsidiaries for cash consideration only, (b) liquidation of the debt due to the senior secured creditor (Meridian Bank), and
(c) elimination of debt in its entirety.

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

Elimination of Debt

         In addition to the discharge of all obligations due to Meridian Bank, the Company also undertook the elimination of all other debt. Employment contracts (under which the Company was obligated in the amounts of $1,230,600 for 1996 and $848,000 for 1997, respectively) were terminated, lease obligations were cancelled and general, unsecured creditors (other than those owed minimal amounts or those professionals and firms continuing to provide necessary services for the Company), were resolved with an offer of 37.5 cents on the dollar.

         Giving effect to the (a) satisfaction of the indebtedness due Meridian Bank, and (b) liabilities assumed by the purchasers of the four operating subsidiaries being treated herein as having occurred on June 28, 1996, the Company remained, as of June 30, 1996, with fixed liabilities of $814,000. Commencing in July, 1996, the Company, as an alternative to creditor proceedings that would have involved legal and accounting costs disproportionate to the dollar amount of its remaining liabilities, commenced a voluntary plan of payment at a discount. Creditors were offered an immediate settlement equal to 37.5% of the amount owed (except for claims under $100 which were liquidated in full). Such offer resulted, as of June 30, 1997, in $691,892 in the aggregate of claims being settled for the sum of $237,711. As of December 31, 1998, total American liabilities of the Company were approximately $22,000.

         The results of the Plan were as follows: approximately $6.9 million of indebtedness existing at June 30, 1996, has been eliminated in full, $1,515,678 in cash was arranged by management to be contributed to the Company, all inchoate claims against the Company (beyond the $6,900,000 of fixed obligations) were resolved, and (except for the one matter described hereinafter under "Litigation") all litigation has been resolved.

ACQUISITIONS EFFECTED SUBSEQUENT TO IMPLEMENTATION OF PLAN OF REORGANIZATION

ACQUISITION OF BIOFARM, S.A.

         Management did not deem it prudent to consider seriously the acquisition of a going business until the Plan proved feasible. Accordingly, early in 1998, after a period of eighteen months during which the Plan was activated, management determined that the Company was then in a position to effect a major acquisition. Accordingly, negotiations were commenced to acquire approximately 87% of Biofarm, S.A. ("Biofarm") from Litchfield Continental, Ltd. ("Litchfield"). Management's goals during the negotiations were to avoid the use of cash, minimize the debt to be issued to effect the acquisition, avoid the immediate issuance of any substantial number of shares of Common Stock, and defer the conversion of debt into Common Stock as long as was possible in order to afford time for the anticipated earnings of Biofarm to develop to their full potential. The acquisition of Biofarm was closed on September 4, 1998.

         Biofarm is a Romanian pharmaceutical manufacturer located in Bucharest. It has been in business since 1921. Biofarm manufactures and sells pharmaceutical and veterinary products both for domestic and international consumption. Biofarm was state-owned until June 27, 1997, when control thereof was acquired by Litchfield. Sales of Biofarm for the ten month fiscal period ended October 31, 1998, were $7,758,000 and operating income was $1,253,000.

         The Stock Purchase Agreement provided for the purchase from Litchfield of approximately 87% of the issued and outstanding shares of Biofarm, representing all of the issued and outstanding shares of Biofarm owned by Litchfield. In consideration for the purchase of the shares of Biofarm, the Company issued to Litchfield a convertible non-negotiable secured debenture (the "Debenture") in the principal sum of $6,434,681.

         The Debenture provides that there is no interest due or payable on the principal sum and is non-negotiable and non-transferable. The Debenture is non-redeemable and does not represent a debt obligation of the Company. The Debenture also provides that, from time-to-time, for a period of five (5) years from the date of the Debenture, the holder thereof may convert a portion, but not less than 2.5%, of the original principal sum into shares of the Company's

Common Stock. The Debenture is convertible at the rate of 2% of the then issued and outstanding Common Stock of the Company for each 2.5% of the principal sum of the Debenture that is converted. Therefore, and in accordance with the terms of the Debenture, if the entire principal sum of the Debenture is converted, the holder will own eighty (80%) percent of the Company's issued and outstanding Common Stock based upon the number of shares thereof issued and outstanding as of the date of conversion. The Company has a sufficient number of shares of Common Stock authorized to effect the entire conversion. Such conversion was not permitted prior to January 31, 1999, but is permissible thereafter and for a period of five years from the closing date. An additional maximum of five percent (5%) of the Company's then issued and outstanding shares were set aside for issuance to Litchfield for each of the fiscal periods ended December 31, 1998, and ending December 31, 1999, dependent upon the realization by Biofarm of certain earnings increases (measured by the earnings of Biofarm for the fiscal period ended December 31, 1997). For the ten month fiscal period ended October 31, 1998, Biofarm (on an annualized basis) did not meet the required earnings test. If Biofarm has net income of $825,000 for the fiscal period ending October 31, 1999, Litchfield will earn an additional maximum of five (5%) percent of the Company's Common Stock.

Accounting Treatment

         Inasmuch as Litchfield will have potential voting control, and has Board of Directors and management control of the Company since the election of the Litchfield nominees to the Board of Directors was approved by the shareholders of the Company on October 5, 1998, for financial accounting purposes the acquisition of Biofarm by the Company will be accounted for as a reverse purchase in accordance with generally acceptable accounting principles. Accordingly, the statement of financial condition and statements of operations and cash flows will reflect the historical balance sheet and activities of Biofarm for all of the required reporting periods as well as the operating results of the Company from the reverse merger date (October 5, 1998). In addition, for accounting purposes the shares issuable pursuant to the conversion of the Debenture are deemed to be issued and outstanding for the periods presented in the financial statements included herewith.

Form 8-K Filings Relating to Biofarm, S.A.

         Reference is made to the Form 8-K filings of the Company, dated March 6 and November 18, 1998, and January 13, 1999, including the financial information concerning Biofarm required by Form 8-K, for further information concerning the Biofarm acquisition. Also, the Company's Proxy Statement, dated September 21, 1998, contains additional information concerning Biofarm.

ACQUISITION OF THREE UNITED KINGDOM ENTITIES

         On October 13, 1998, the Company's Board of Directors adopted a resolution to acquire 100% of the issued and outstanding shares of capital stock of three United Kingdom entities: Britten-Norman Ltd.; Kaster Bioscience Ltd.; and Burlington, Chamber & James Ltd. (which, in turn, owns 51% of Burlington and James Ltd.).

         Each of such acquisitions has been obtained from Litchfield, from which the Company acquired Biofarm, S.A. on September 4, 1998. Because Litchfield holds a convertible non-negotiable secured Debenture issued by the Company as consideration for the acquisition of Biofarm in the principal amount of $6,434,681, and because such Debenture converts into eighty (80%) percent of the then issued and outstanding shares of Common Stock of the Company, Litchfield agreed to contribute the capital stock of the three UK entities to the Company without additional consideration. Prior to the acquisition of such three entities by Litchfield, there were no relationships between Litchfield (and any affiliate thereof) and any of the three acquisitions (except for the ownership of Burlington, Chamber & James described in Item 13 hereinafter).

         Closing of the three acquisitions was subject to the condition subsequent of the receipt of audited financial statements of each as of October 31, 1998 (the Company's newly-adopted fiscal period), acceptable to the Company. On February 18, 1999, such audited statements were delivered to and approved by the Company. Thereby, the Company deems such acquisitions to have been effected prior to October 31, 1998, and has included such financial statements in the fully consolidated audited financial statements of the Company for the latter's new fiscal period ended October 31, 1998, utilizing Litchfield's historical costs.

Britten-Norman Ltd.

         Britten-Norman Ltd. ("BN") was established in 1960 and, as one of three UK aircraft manufacturers, carries CAA approval. BN designs and manufacturers the BN2 Islander and Defender series of light STOL (short takeoff and landing) airplanes. In excess of 1,200 such planes have been delivered to customers in over 120 nations, ranging from independent air taxi operators and regional airlines to law enforcement groups and military forces. BN provides technical support as well as a full overhaul and repair service at its Isle of Wight facility. BN offers a full maintenance and repair service for smaller aircraft and is a fully approved British Ministry of Defense contractor and flight trial provider.

         During the period from July 13, 1998 (the date BN was acquired by Litchfield) until October 31, 1998, BN had sales of $3,663,000 and an operating loss of $146,000.

Kaster Bioscience Ltd.

         Kaster Bioscience Ltd. ("Kaster") was established to supply pre-prepared microbiological support media to the pharmaceutical industry. The manufacture of growth media to grow bacteria is widely used to test effectively sterile production in the pharmaceutical industry. Although the immediate focus is to meet the demand for pre-prepared nutrient-rich agar (solid gel) products, management anticipates that future developments will also include an integrated microbiological support service. Kaster will also provide environmental monitoring services to pharmaceutical manufacturers.

         Recent reappraisals by regulatory authorities of the quality standards necessary to the manufacture of sterile products mandate that materials used in environmental monitoring be subject to validation and ongoing quality control. The potential customer base includes pharmaceutical companies, laboratory supply customers, testing laboratories and hospitals. It is also contemplated that Kaster will compliment the strategic objectives of Biofarm, S.A., both as to existing and to new products by providing technical expertise and more exacting standards. The Kaster facility, located in 9,250 square feet of quality manufacturing space in Crewe (Chesire) United Kingdom, also includes laboratory and office space.

         Kaster did not generate income during the period ended October 31, 1998, and incurred minimal losses during such period. Kaster's activities to date do not constitute an indication of its future prospects; and the financial information relevant to Kaster included in the audited financial statements does not necessarily reflect the future operating results or financial condition of Kaster.

Burlington, Chamber & James Ltd.

         Burlington, Chamber & James Ltd. ("BCJ") operates as an insurance intermediary placing insurance for its clients (including the Company) in the London insurance market. BCJ handles all aspects of insurance, including but not limited to, UK commercial, aviation, marine and facultative reinsurance on a worldwide basis.

         The acquisition of BCJ benefits the Company by way of income received both from placing insurance requirements for its clients and by meeting the specific requirements of the Company. Further benefits exist in the in-house advice readily available to the Company on the insurance required to protect the Company's assets.

Burlington & James Ltd.

         Burlington & James Ltd. (a 51%-owned subsidiary of BCJ) was created as a regional company. Its operations through October 31, 1998, have not been material.

         Additional financial information relevant to each of the foregoing United Kingdom acquisitions is set forth hereinafter under the caption (Item 7) "Management's Discussion and Analysis of Financial Condition and Results of Operation."

ACQUISITION OF SC ROMAERO S.A. BUCHAREST

         Pursuant to the Romanian privatization program, the Company submitted a bid to acquire SC Romaero S.A. Bucharest ("Romero"), a state-owned entity engaged in the manufacture and maintenance of aircraft. The Company, using its wholly-owned subsidiary Britten-Norman Ltd. as the contracting party, executed the definitive acquisition agreement with the Romanian Government to acquire Romaero on January 29, 1999. (See Exhibit "(d)F" hereto.) Such contract provides for an initial purchase price (subject to adjustment) of approximately $21 million as well as a commitment to invest an additional $60 million into Romaero over a five year period. Predicated upon information received from the Romanian Government prior to the latter's request for tenders, Romaero had as of December 31, 1997, a total net asset value of approximately $90 million. The Company believes that payment of the investment of $60 million to the Romanian Government can be funded from anticipated profits, that Western-style management practices can increase profitability, and that economies in operations can be effected by private ownership as opposed to government management.

         Romaero has been designing and building aircraft for military and civil application since the first World War. Romaero was converted into a maintenance facility after World War II and provided full maintenance support to the Romanian airforce. Romaero produced a range of multi-purpose, light aircraft of Russian design in an effort to satisfy home market requirements. In 1967, when Britten-Norman subcontracted the production of its Islander airframe to Romaero, such contract represented Romaero's initial major contract with a Western European manufacturer. Shortly thereafter, Romaero began the manufacture of the BAC-1-11 aircraft under license from the British Aircraft Corporation. To date, Romaero has delivered to Britten-Norman in excess of 500 Islander airframes. The more recently developed Defender plane designed by Britten-Norman is also now in production at Romaero. Since 1994, Romaero's strategy has been to (a) participate in Western aircraft production programs as an approved subcontractor for assembly, sub-assembly, components and tooling, and (b) initiate an approved maintenance facility to be able to provide full support services to Western aircraft manufacturers and operators. Romaero employs approximately 1,250 people at its 74 acre site located at Baneasa Airport outside Bucharest. Romaero is a party to design, detail manufacturing and sub-assembly fabrication contracts with many original equipment manufacturers.

         The Company believes that by contracting all or a substantial portion of the manufacture of Britten-Norman aircraft to Romaero, the Company will be able to lower significantly unit production costs.

ACQUISITION OF MINORITY INTEREST IN ROCKY MOUNTAIN GINSENG, INC.

         On April 7, 1998, Litchfield (prior to its transfer on September 4, 1998, of approximately 87% of Biofarm, S.A. to the Company), agreed to acquire an interest in Rocky Mountain Ginseng, Inc. ("RMG"), a Canadian entity engaged in the marketing and distribution of raw ginseng root and value-added ginseng products. RMG was then under contract to acquire 100% of Fuzhou Fujian Drug Co., Ltd. ("FFDC"), a registered Chinese pharmaceutical concern. On September 15, 1998, RMG received permission from the Chinese Government (Fuzhou Gu Ou District for Economic and Trade Bureau) to complete the acquisition of FFDC; however, closing has not yet occurred.

         Litchfield acquired its initial interest in RMG in an attempt to develop distribution possibilities for the pharmaceutical products of its then-owned Biofarm subsidiary by providing the funding for RMG's purchase of FFDC. Litchfield invested $650,000 in RMG, of which $433,000 was placed in escrow pending completion of the transaction. Litchfield acquired approximately 17% of the capital stock of RMG by obtaining ownership of 3,700,000 shares thereof. FFDC possesses a Chinese Customs Registration Certificate, a license that permits FFDC to import and export pharmaceutical products into and from China. FFDC also possesses a Drug Producing Enterprise Certificate, a Drug Producing Enterprise Quality License and a Legal Business License, all issued to

FFDC by the Chinese Government. The Company believes that, by virtue of its own relationship (described below) with RMG, these permits and licenses will enable its Romanian pharmaceutical subsidiary to distribute its products in China. Also, it is believed that these permits and licenses may give its Romanian pharmaceutical subsidiary the opportunity to negotiate joint venture agreements with other pharmaceutical companies seeking to distribute their products in the Chinese market. FFDC has in place its own sales and distribution network now numbering 131 outlets in mainland China. The forward-looking statements in this paragraph are subject to the uncertanties and challenges inherent in attempting to develop business in the Chinese market.

         On December 12, 1998, the Company obtained ownership of approximately 8% of the capital stock of RMG by acquiring 1,800,000 shares of capital stock of RMG in exchange for an aggregate of 165,000 shares of the Company's Common Stock. (None of such 165,000 shares has been registered for sale under the 1933 Act; and all such shares bear a restrictive legend.) Such 165,000 shares were issued to Balmerino Ltd., a Gibraltar entity unaffiliated with the Company. (See
Item 7 ("United Kingdom") hereinafter.)

Item 2.  Properties

         The principal executive offices of the Company are located at 403 Salisbury House, 31 Finsbury Circus, London, England EC2M 5QQ. The Company leases 1,700 square feet of office space at such location at an annual rental of $57,750. Such lease is non-cancellable and expires on December 25, 2003. With the exception of Robert Ferran (President of Biofarm, S.A. residing in Bucharest, Romania) and Desiree L. Pierson (Secretary of the Company residing in the United States), all of the principal executive officers of the Company are located in the London office. (See Item 10 hereinafter).

         The principal office of the Company in the United States is located at 1244 Main Street, Linfield, Pennsylvania 19468. Such premises are used solely for mail and telephone purposes. Through a subsidiary, the Company owns a 2,400 square foot office building and garage (400 square feet) located on approximately 10 acres of land (waterfront property) in Camden, New Jersey. The Company intends, upon the resolution of certain environmental issues, to offer such property for sale. The Company carries such property at zero value on its books.

         Britten-Norman owns approximately 23.5 acres on the Isle of Wight. Situated on such acreage are three principal buildings as well as access taxiways, aircraft berthing sites, access roads and a car park that accommodates 200 vehicles. The three principal buildings include a production factory containing approximately 78,000 square feet of light-weight steel trussed frame construction built in 1966, a warehouse and flight shed containing approximately 22,000 square feet of steel portal frame built in 1981, and a security-reception building containing approximately 2,000 square feet built in 1986/7. The acreage owned in fee contains local planning authority permission to construct additional manufacturing and office facilities. Such permission covers approximately 80,000 additional square feet and includes the right to construct buildings suitable for light industrial activities.

         Biofarm, S.A. owns approximately 27,210 square meters located in Bucharest at three diverse locations. The principal site is located on Logafat Tautu Street and includes the administrative offices, tablet and vial production lines, raw material and finished goods warehousing facilities, engineering workshops and research and quality control laboratories. The site includes 17 buildings constructed within a period of 13 to 46 years and located on 10,248 square meters of acreage. The second site is located on Iancu de Hunedoara Street and includes three buildings and several small warehouses located on 2,485 square meters of acreage. Two of the buildings house the galenic production line used to manufacture syrups, solutions and molded tablets. The principal building on this site was constructed in 1936. The third site is located on Tineretului Street and includes numerous small warehouses and several buildings housing production lines used to manufacture intermediate solutions and tinctures. This site occupies 14,477 square meters of land. The buildings on this site were constructed between 1936 and 1986. All of the foregoing acreage and buildings are owned by Biofarm, S.A. and all buildings comply with Romanian Ministry of Health guidelines. All of the buildings (and most of the production equipment) would, however, require substantial renovation to be able to comply with international GMP standards.
(See "Biofarm, S.A. (Research and Development Expenses") hereinafter.)

Item 3.  Legal Proceedings

Litigation Instituted by the Company

         The Company has previously advised its shareholders (and has brought to the attention of the Securities and Exchange Commission both by letters and by filings under the 1934 Act) of the litigation instituted by the Company against thirteen persons and firms (including former counsel, recipients of the Company's Common Stock and broker-dealers) who, collectively and individually, it is alleged, participated in a scheme to defraud the Company and to violate the registration requirements of the 1933 Act. (Global Spill Management, Inc. v. Schwab, et al., 96 Civ 6246 (TCP), USDC EDNY)

         Such scheme involved the filing of two Form S-8 Registration Statements with the Commission in August and September, 1996, and the purported registration under the 1933 Act of an aggregate of 1,135,000 shares of the Company's Common Stock. It is alleged that Form S-8 was not then available for the registration of such 1,135,000 shares because (a) the Company was not then current in its 1934 Act filings when such two Form S-8 filings occurred (as indicated in a letter, dated September 19, 1996, from the Commission to the Company), and (b) the recipients of the 1,135,000 shares were not bona fide consultants to the Company or the type of consultants envisioned by Form S-8.

         In a Memorandum and Order entered on January 22, 1998, Judge Platt (USDC, Eastern District of New York), sustained the complaint filed by the Company as to the causes of action for malpractice, breach of contract, breach of fiduciary duty and unjust enrichment, and dismissed the cause of action for fraud. The Company determined not to seek an immediate appeal of the dismissal of the cause of action for fraud because the relief sought by the Company

(return of the 1,135,000 shares and of the proceeds derived from the sale thereof) is encompassed by the four causes of action that were sustained.

         On August 2, 1996, an aggregate of 385,000 shares of the Company's Common Stock was filed on Form S-8 at the price of $6.00 per share ($2,310,000 in the aggregate); and on September 18, 1996, an aggregate of 750,000 shares of the Company's Common Stock was filed on Form S-8 at the price of $2.06 per share ($1,545,000 in the aggregate), or a total of 1,135,000 shares at the registration price of $3,855,000. With the exception of 50,000 of such 1,135,000 shares that were returned to the Company for cancellation, all of the remaining 1,085,000 shares were immediately sold publicly by the recipients. At least two of the defendants were indicted for securities law violations in an unrelated matter in January, 1998; two of the defendants were then registered broker-dealers; one defendant-recipient received 300,000 shares allegedly in "settlement" of a claim; and one defendant is a public relations firm involved in publicizing public companies.

         None of the directors and officers who served until October 5, 1998, and none of the present directors and officers of the Company participated in any manner in any aspect of the two Form S-8 filings. No Board of Directors meeting was attended by any of such persons at which the subject of the S-8 filings was discussed; in fact, no board meetings were held between June 28, 1996, and November 15, 1996. Nor did any of the duly appointed officers of the Company execute the Form S-8 filings or any of the documents incident to the issuance of the 1,135,000 shares. Not only were the two Form S-8 filings not authorized by the Board but, also, the signatories thereto were not holders of the offices indicated in such filings.

         It is the position of the Company that, among other things, the (a) 1,135,000 shares issued pursuant to the two Form S-8 filings and 1,085,000 shares sold publicly have not been registered under Section 5(a) of the 1933 Act and that it was unlawful to sell such shares in interstate commerce; and (b) persons who received and sold the 1,085,000 shares were not persons entitled to receive the same pursuant to the Instructions to the use of Form S-8.

         On December 18, 1998, the Court, in response to three defendants' motion to dismiss for lack of subject matter jurisdiction, ordered such motion referred to as Magistrate Judge for a report and recommendation. The latter ordered an evidentiary hearing to be held on January 29, 1999, and the moving defendants were ordered to file a fully briefed motion to dismiss on or before January 8, 1999. The Magistrate Judge, at the conclusion of such hearing, informed the parties that his recommendation to the presiding Judge would be to deny defendants' motion to dismiss. Promptly upon the entry of an appropriate order, the Company intends the Company intends to move immediately for judgment against the defaulting defendants and for summary judgment against the answering defendants.

         The recovery by the Company of any portion of the sales proceeds received by the sellers of the 1,085,000 shares will, by agreement with Litchfield, belong exclusively to the shareholders of the Company other than Litchfield. Since Litchfield is able to convert its Debenture into Common Stock in increments over a five year period, and since the recovery date (if there be such) is not known, Litchfield's non-participation in any such recovery was assured by assigning the proceeds of any such recovery to a new entity (Global

Enterprises, Inc. ("Enterprises"), a Nevada corporation) organized simultaneously with the Litchfield closing. The sole directors of the new entity are the three directors of the Company whose term of office expired on October 5, 1998. The shares of capital stock of Enterprises will be distributed to the shareholders of the Company other than Litchfield upon the earlier of the (a) recovery of any such proceeds, or (b) date on which Litchfield commences conversion of its Debenture. There can be no assurance that recovery will be awarded or that, if awarded, any resulting judgment will be collectible.

         In September, 1996, former counsel (one of the defendants in this litigation) initiated another transaction detrimental to the Company. Such transaction involved the issuance of an aggregate of $2 million in debentures to foreign purchasers initially contacted by former counsel in a purported Regulation S transaction. Such debentures were initially convertible into an aggregate of 1,640,000 shares of the Company's Common Stock. In September, 1996, clients of former counsel received the sum of $1,023,500 from the alleged foreign purchasers (hereinafter the "Purchasers") of the debentures. Such proceeds were paid to a bank account maintained by the clients of former counsel in Queens, New York. No meeting of the Board of Directors of the Company approved of the issuance of the debentures; none of the duly appointed officers of the Company executed and delivered the debentures; none of the proceeds received from the sale of the debentures was obtained by the Company. Upon learning of the transaction, the Company immediately advised its Transfer Agent to cancel of record all of the 1,640,000 shares issued upon conversion of the debentures. In April, 1998, a lawsuit brought by the Purchasers against the Company (F.T. Trading Company et al v. Global Spill Management, Inc. et al, 605807/96 Supreme Court of the State of New York, County of New York (Ramos, Judge)) was settled for an aggregate of 200,000 shares of the Company's Common Stock and the agreement of the Purchasers to surrender all of the debentures to the Company and to assign to the Company the judgment ($1,023,500) held by the Purchasers against the recipients of the proceeds of the debenture sales. The Company has instructed its attorneys to move vigorously to collect the $1,023,500 judgment (held by the Purchasers) from the judgment debtors who sold the illegally-issued debentures. Although the judgment held by the Company is a New York State judgment separate and distinct from the action commenced by the Company in Federal Court to recover the shares and proceeds of sale from the two S-8 transactions described herein, the Federal Court action does include as a separate cause of action a claim for damages against former counsel and certain of the other defendants therein for participation in the issuance of and receipt of proceeds derived from the debenture transaction described herein. (See Item 13 hereinafter.) The recovery of any portion of the $1,023,500 will be distributed solely to the shareholders of the Company other than Litchfield in the manner indicated in the paragraph immediately preceding.

Litigation Instituted Against the Company

         From the time the Company became a public company in 1992 until the time (June 28, 1996) the Company disposed of all of its then operating subsidiaries, the Company itself never engaged in environmental clean-up activities. All such work was conducted by the former wholly-owned subsidiaries.

         Subsequent to June 28, 1996, various claims have been asserted against the Company seeking damages for non-performance by certain of the former subsidiaries. All such matters have been resolved and disposed of conclusively, except that the Company remains a defendant in two unrelated matters (one of which has been resolved subject only to court approval).

         The Company was named a defendant in a 1995 complaint filed in the Court of Common Pleas (Philadelphia County). In 1992, Plaintiff hired the co-defendant (Terminix International) to remedy a termite infestation problem. While doing so defendant Terminix ruptured an oil line, thereby causing fuel to be deposited in and around plaintiff's residence. Plaintiff then retained a former subsidiary of the Company (GSME) to clean-up the resulting oil spill. The gravamen of the complaint is that the Company conspired with Terminix to cover-up the true extent of damages to plaintiff's residence. In March, 1998, the matter was submitted to binding, non-appealable arbitration. Terminix has offered to purchase plaintiff's residence for $300,000; the purchase price for the residence was $138,000; and the assessed value is $5,100. The Company's defense is that it did not cause the damage, the claim of conspiracy is false, Terminix is solely responsible and, in any event, the Company is not a proper party defendant because its former subsidiary (GSME) and not the Company itself performed the services for plaintiff.

         In the second matter, the same former subsidiary (GSME) was retained by Coastal Oil to clean-up an oil spill on the Delaware River. Plaintiff claims it was retained by GSME to assist in the spill clean-up. Plaintiff is in bankruptcy in Louisiana and has sued the Company and GSME for its alleged unpaid invoices in the amount of $78,000. The Company was able to demonstrate to plaintiff that the Company is not a proper party defendant, that the work was done by GSME, that plaintiff was retained by GSME, that all payments received from Coastal (including amounts due plaintiff) were deposited into the GSME bank account, and that the sole reason the Company has been named a defendant is because GSME, in 1994, filed with the Commonwealth of Pennsylvania a fictitious name certificate to be able to use the tradename "Global Spill Management". (The latter is not an actual entity in being.) As a result, the matter was settled by the Company for the sum of $10,000 to be paid to plaintiff, for which the Company will receive an assignment of the claim from the plaintiff against GSME. An order to approve such settlement is pending before the Bankruptcy Judge in Louisiana.

         The Company knows of no other pending or threatened litigation of any amount in excess of $5,000.

         It is the position of the Company that, should certain former subsidiaries of the Company receive claims that they are or may be liable for environmental clean-up costs and related damages, and should the Company also be named a party defendant, the Company will vigorously defend any such claims based upon the facts and the current laws and regulations applicable to environmental matters. On the basis of its experience and the information currently available to it, the Company believes that the one remaining claim described herein will not have a material adverse effect on its results of operations, financial position or liquidity. Buttressing the Company's position (and consistent with the general rule of corporate law), the United States Supreme Court recently decided in a "superfund" matter that non-operating parent companies are not responsible for the environmental problems of wholly-owned subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders

         The following matters were submitted to a vote of the shareholders:

On October 5, 1998, an Annual Meeting of shareholders was held pursuant to proxies solicited pursuant to Regulation 14A. All of the directors* named in the Proxy Statement were elected to the Board of Directors (2,351,754 shares for and 382,000 shares against) and there was no solicitation in opposition to management's nominees listed in the Proxy Statement. In addition, the shareholders approved the name change from Global Spill Management, Inc. to Biofarm, Inc. and the selection of BDO International as independent auditors. The vote in favor of the name change was 2,351,337 shares for and 799 shares against (801 abstentions); the vote in favor of the selection of auditors was 2,351,871 for and 365 shares against (808 abstentions).

         *Keith D. Beekmeyer; Anil K. Mahan; Robert Ferran; Lawrence Baer; Cesare Brega; Donald M. Coon; Herbert Marcus III; and Carsten Rykov.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         On July 29, 1992, the Company's Common Stock commenced quotation on the NASDAQ Small Cap Market (NASDAQ) under the symbol GSMI. (The symbol was changed to GEGI coincident with the May 13, 1996, Amendment to the Articles of Incorporation, and to BIOF on June 18, 1998.) The following table sets forth the reported high and low bid and high and low asked quotations for the Company's Common Stock for the period July 1, 1996, to December 31, 1998. (The quarters set forth below are based on the Company's prior June 30 fiscal year period.) Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions. No bid or asked quotations are available from November 28, 1996, through April 17, 1997:







                                                           Closing                                   Closing
                             High Bid       Low Bid        Bid          High Ask       Low Ask       Ask
                             --------       -------        ---          --------       -------       ---

      1996
Jul 1 - Sep 30                9              31/32          13/16       9.25           0.75           7/8
Oct 1 - Nov 27                27/32          0.25           N/A          7/8            5/16          N/A

      1997
Apr 17 - Jun 30               0.3125         0.1            0.27         0.46875        0.2           0.4375
Jul 1 - Sep 30                0.65625        0.125          0.625        0.78125        0.16          0.6875
Oct 1 - Dec 31                0.8125         0.4375         0.625        0.90625        0.59375       0.71875





       1998
Jan 1 - Mar 31                4.75           0.4375         4.34375      5              0.5625        4.5
Apr 1 - Jun 30                7.5            2.625          6.6875       7.75           2.75          6.75
Jul 1 - Sep 30                7.8125         3.9375         5.625        8.0            4.25          6.0
Oct 1 - Dec 31                6.5            3.5625         4.8125       6.75           3.25          5.0



   On February 5, 1999, the closing bid and asked prices were $6.00 and $6.25, respectively.

(The prices stated for all periods give effect to the 1-30 reverse stock split that was effective on May 13, 1996).

         On November 27, 1996, the Company's Common Stock was delisted from trading on NASDAQ. On April 17, 1997, the Company's Common Stock commenced trading on the OTC Electronic Bulletin Board. Such delisting was prompted by the Company's inability to file a timely Form 10-K with audited financials for the fiscal year ended June 30, 1996. Having been delisted, the Company is now required to meet NASDAQ standards applicable to an initial listing application. The Company intends to file promptly such listing application by "wrapping around" this Form 10-KSB with an appropriate NASDAQ filing. Presently, such criteria include $4 million in total assets, $2 million in capital and surplus, $1 million market value of the public float and a minimum bid price of $3 per share. Although the Company as of the date hereof meets such initial listing requirements, there can be no assurance that the Company's Common Stock will be included on NASDAQ even if such initial listing requirements are satisfied, or that thereafter the requirements for continuous listing will continue to be met. In any such event, the Company's Common Stock would continue to be traded on the OTC Electronic Bulletin Board, in which event a shareholder may find it more difficult to dispose of (or to obtain accurate quotations as to the price of) the Company's Common Stock.

         As of the date hereof there were 4,376,930 shares of Common Stock validly issued and outstanding. The aggregate of 1,085,000 shares of Common Stock issued pursuant to the two improperly filed Form S-8 filings (see Item 3 hereinabove) are not deemed to be validly issued, fully paid and non-assessable because such shares were not registered for public sale, were issued without consideration and were not authorized for issuance by the Board of Directors. There were a total of 527 holders of record as of December 31, 1998. The Company believes, based upon available information, that there are in excess of 1,000 beneficial owners of the Company's Common Stock. No shares of the Company's authorized Preferred Stock have ever been issued.

Dividends

         The payment of dividends, if any, by the Company rests within the discretion of its Board of Directors and depends, among other things, upon the Company's earnings, its capital requirements, it's financial condition, as well as other relevant factors. As of the date hereof, the Company has not issued or declared any dividends. The Company does not anticipate paying any dividends on its Common Stock in the foreseeable future. (See Item 8 hereinafter.)

Item 6.  Selected Financial Data

         The following selected consolidated financial data of the Company for the ten-month period ended October 31, 1998, and for fiscal year ended December 31, 1997, and, are derived from financial statements that have been audited by BDO International, the Company's independent accountants. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the other financial information included herein:




                                            Ten-Months Ended            Year-Ended
Income Statement Data:                      October  31, 1998           December 31, 1997
                                            -----------------           -----------------
                                               (in Thousands, except per share data)
Net Sales                                        $ 11,899                    $  7,013

Income before Income
  Tax Expense                                    $    410                    $    329

Net Income (Loss) (1)                            $   (232)                   $     66

Basic (Loss) per
   Common Share                                  $   (.01)                   $   --


Balance Sheet Data:                           October 31, 1998
                                              ----------------
                                               (in Thousands)
Total Assets                                    $25,443

Working Capital                                 $ 8,684

Stockholders' Equity                            $ 6,681



----------
(1)Reflects charges of approximately $217,000 in connection with merger and acquisition-related activities during the ten months ended October 31, 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

BIOFARM, INC.  (Parent Corporation) (See Item 8 hereinafter.)

United States

         As a direct consequence of the implementation of the Plan of Reorganization described in Part I hereinabove, the Company (as of June 30,
1996) disposed of all its operations. Therefore, there is no need for discussion herein of prior results of operations, of year-to-date operating results and comparisons, and of liquidity and capital resources. Giving effect to the acquisition of Biofarm, S.A. on September 4, 1998, the three United Kingdom entities on October 13, 1998, and the agreement to acquire Romaero executed on January 29, 1999, management's principal focus will be the realization of the maximum earnings potential of such acquisitions.

         The financial condition of the Company (parent) as a consequence of the transaction concluded on September 4, 1998, pursuant to which Biofarm, S.A. was acquired by the Company from Litchfield and additional assets were thereafter contributed to the Company by Litchfield, resulted in liquidity and capital resource considerations consistent with the transformation of the Company from being a non-operating entity into a concern managing diverse European businesses. (See "The Fully Consolidated Company" hereinafter.)

United Kingdom

         For the period October 5-31, 1998, the executive offices of the Company (now located in London) incurred general and administrative expenses of $87,000. These consisted principally of salaries, rent and general overhead expenses. The anticipated first year expenses (for the period ending October 31, 1999) of the London office were financed through a private placement. The Company raised $1 million on October 21, 1998, by issuing to Balmerino, Ltd. a callable, convertible debenture having an interest rate of 6% and maturing on October 21, 1999. Such debenture converts into Common Stock of the Company on a formula equal to the lesser of eighty (80%) percent of the market price of such Common Stock at the time of conversion or the price per share thereof on September 10, 1998. (On September 10, 1998, the closing price of the Common Stock was $4.875.) However, the Company may, at its option, redeem such debenture for the sum of $1.2 million (excluding accrued interest thereon). (See Exhibit "(d)C" hereto.) Such placement resulted in the Company having cash available of over $1 million with which to fund total home office operating costs estimated at $825,000 for the fiscal year ending October 31, 1999. In addition, the Company received on December 23, 1998, from an affiliate of Suisse Capital Complex, Inc. (Indianapolis, Indiana) a $3 million infusion of equity. (See Item 13 hereinafter.) Such equity infusion was used principally to obtain letters of credit in support of bid bonds submitted to the Romanian Government to acquire additional entities (including Romaero).

The Fully Consolidated Company

         As of September 10, 1998, the Company was well-financed, had excess cash on hand and had positioned itself to be able to fund its anticipated commitments through and including October 31, 1999. The acquisition by the Company of approximately 87% of the capital stock of Biofarm, S.A. did not affect adversely the Company's liquidity. For the fiscal period ended October 31, 1998, Biofarm, S.A. reported (a) operating income of $1,253,000, (b) outstanding subscriptions receivable (all of which are payable by the Company) of $2,215,000, (c) cash and cash equivalents of $894,000, and (d) an increase in cash and cash equivalents of $649,000 over the December 31, 1997 amounts.

         Between October 13, 1998, and January 29, 1999, the Company completed the acquisition of three United Kingdom entities and signed a contract to acquire one additional Romanian entity. The Company's management determined that each of the four entities furthered the Company's overall strategic plan, that each was compatible with (and, in some instances, offered positive synergistic possibilities with) each other, and that each possessed a high likelihood of contributing to the Company's overall profitability.

         However, two (Biofarm, S.A. and Britten-Norman) of the Company's four subsidiaries and the Romanian entity (Romaero) under contract to be acquired do possess significant financial commitments that, in the aggregate, may compel the Company to resort to commercial financing or to generate funds from the sale of securities. To the extent that management is able (as it demonstrated with Biofarm, S.A.) to reverse the operating losses of the three United Kingdom entities and to have each become cash flow positive, such borrowings or sales of securities will be less of a significant factor.

         From a consolidated standpoint the Company requires that the following financial commitments be addressed:

         (a) Biofarm, S.A.

                  Management estimates that capital requirements in fiscal 1999 will be approximately $2.3 million. Such amount will be devoted to new machinery, equipment and software. Beyond fiscal 1999, Biofarm, S.A. must invest an additional $15-20 million to obtain the GMP certification necessary to increase substantially its export sales. The collection of the $2,215,000 in subscription receivables from the Company would if received offset all of the anticipated 1999 capital expenditures. The realization of the anticipated improvement in revenue (and consequent increase in income) would augment Biofarm's cash position and would, to the extent achieved, reduce the need to resort to outside financing to fund the attempt to obtain GMP status. (See "Biofarm, S.A. (Research and Development Expenses") hereinafter.)

         (b) Britten-Norman, Ltd.

                  Management expects Britten-Norman to return to profitability in fiscal 1999. Although revenue has decreased sharply over the preceding three-year period, management believes anticipated decreases in production costs and in research expenses, coupled with a significant reduction in interest expense, should result in the future profitability of operations. Management will also focus upon the continued reduction in general and administrative expenses. Dependency upon bank loans, overdrafts, capital lease commitments and funds provided by the Company will diminish upon the realization of cash flows derived from increased sales of aircraft. Management also anticipates that Britten-Norman will return to profitability as a result of the relaunch of the Trislander aircraft into the Chinese general aviation market and the introduction of an aggressive marketing campaign. In addition, management expects that Romaero will benefit in the short term from Britten-Norman's CAA manufacturing and maintenance certifications. Such certifications will allow Britten-Norman, through the pending acquisition of Romaero, to manufacture and maintain aircraft at substantially reduced costs. In addition, Britten-Norman must, on or before July 16, 1999, discharge its indebtedness of $2,513,000 to its former parent company.

         (c) Romaero

                  Britten-Norman's contract to acquire Romaero from the Romanian Government executed on January 29, 1999, obligates Britten-Norman to pay the Romanian Government the initial sum of $21 million (subject to adjustment) and to invest (over a five-year period) the sum of $60 million into Romaero. Management believes that such investment obligation can be funded by the anticipated increase in revenue and income of Romaero and by the sale of assets superfluous to Romaero's core aviation activity. As has been demonstrated with Biofarm, S.A., management believes that Romaero's income can be increased significantly by the introduction of Western management practices and by the economies in operation expected from private as opposed to government management of Romaero.

         The cumulative effect of the financial requirements of Britten-Norman and Romaero, among other things, resulted in the going concern issues expressed in the accompanying auditor's report dated February 18, 1999. In an effort to address such concerns, management recognizes that, if internal cash flow proves insufficient to provide the necessary funds, and if resort is made to the capital markets to remedy any resulting shortage, there can be no assurance that such markets will be receptive or that the terms of any such capital funding will be beneficial to the Company.

         Notwithstanding the foregoing going concern issues, management is committed to its announced policy of increasing the total assets and earnings capability of the Company consistent with its commitment to realize maximum shareholder value by augmenting the Company's return on invested capital. To that end, the Company has, as of October 31, 1998, and excluding the assets and earnings potential of Romaero, increased the Company's total assets from an insignificant amount to $25,443,000. Management is currently engaged in negotiations to acquire additional entities. Management believes that it has demonstrated an ability to obtain funding for its expansion program and is confident that such funding will be available in the future to resolve any going concern issues as well as to permit the completion of additional acquisitions. Management is also confident that it will be able to improve substantially the operating results of Britten-Norman (and, if consummated, Romaero) as it has demonstrated with Biofarm, S.A. Management's principal focus during the current fiscal period will be to improve operating margins and to continue to seek acquisitions in which the potential earnings improvement inherent in such acquisitions will justify management's ultimate decision to commit the resources, time and expertise thereto.

         (See Item 6 hereinabove for summary information concerning the consolidated results of operations of the Company.)

Impact of Year 2000

         The "Year 2000 Issue" is the result of computer programs written in the past that used two digits rather than four to denote the applicable year. As a result, these computer programs may not properly recognize calendar dates beginning in the year 2000. The problem may cause systems to fail or miscalculate, thereby causing disruptions in operations, including a temporary inability to process transactions or engage in similar normal business activities.

         The Company believes that its additional internal Year 2000 Issue costs will not be material. The Company also believes that its additional external costs in connection with Year 2000 Issue costs is included within its capital budget requirements mentioned above. The Company expects to be Year 2000 fully-compliant prior to the end of the 1999 fiscal year.

         The Company has initiated formal communications with its suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues.

         The following discussion relates to results of operations and liquidity and capital resources of each of the four operating subsidiaries of the Company. (Comparable information concerning Romaero (other than the contract terms described on the page immediately preceding) is unavailable until completion of the Romaero due diligience and audit now being performed.)

Biofarm, S.A.

         Since privatization, Biofarm, S.A. has undergone substantial changes resulting from the comprehensive restructuring of operations and management practices. The number of employees has fallen to 562 from the 610 employees existing on the payroll at January, 1998; departmental heads have been replaced with more experienced and well trained professionals; reporting lines have flattened; interdepartmental communications have improved considerably; and financial controls have been implemented. The Company has recruited managers from firms such as Eli Lilly, Sanofi, Coopers and Lybrand, and Kraft Jacobs Suchard to prepare Biofarm, S.A. for the substantial growth expected.

         Benefits from such corporate restructuring resulted in improved financial results for the ten-month period ended October 31, 1998. Compared to the full year 1997 results, revenue for the ten-month period increased almost 13%. This can be attributed to staffing of a new sales and marketing department, more favorable payment terms extended to carefully selected distributors, modest quantity discounts given for higher margin products, greatly improved sales and production planning, and increased customer responsiveness. In addition, working capital financing has provided the resources needed to increase production to meet market demand. Revenue and earnings for the ten-month period would have been even higher had it not been for orders cancelled by distributors in Russia.

         Biofarm, S.A. has discontinued production of close to 40 products which were either unprofitable to manufacture or which were sold in quantities insufficient to justify production. Biofarm, S.A. is now focused on a narrower range of products and market sectors in which it is better positioned to compete.

         Year to date 1998 operating income has thus far increased by almost 100% as compared with 1997 results. Biofarm, S.A. expects both operating income and revenue growth to continue in 1999.

         Biofarm, S.A.'s business is subject to certain risks including, but not limited to, uncertainties associated with governmental tax legislation, pharmaceutical pricing regulations, currency fluctuations, and market competition.

Results of Operations Ten-Month Period Ended October 31, 1998, and Twelve-Month Period Ended December 31, 1997

Revenue

         Biofarm, S.A. had revenues of $7.7 million and $6.8 million in the periods ended October 31, 1998, and December 31, 1997, respectively. The increase in revenue is attributable largely to organizational restructuring (discussed above). Revenue in both periods is attributable to sales of the portfolio of OTC and prescription drugs, most of which have been sold in the Romanian market for many years. In 1998 export revenues declined due to the Russian crisis. However, Biofarm, S.A. expects exports to improve in 1999 as the Russian market recovers and Biofarm, S.A. promotes one of its new products (Pycnogenol(R)), licensed from Horphag Research Ltd., in the Central and Eastern European markets. Although Biofarm, S.A. has begun negotiations with several companies interested in distributing Pycnogenol(R), no agreements have been signed to date. In 1998 the largest selling product, Triferment(R), accounted for just under 14% of sales, and Silimarina(R), accounted for 9.7%. Biofarm, S.A. has over 85 products in its portfolio; with the exception of these two products none of the remainder individually accounted for more than 7% of sales. Biofarm, S.A. believes that Triferment(R) and Silimarina(R) will continue to be well positioned in the Romanian market, although increased competition is expected. In 1999 Biofarm, S.A. expects that these products' percentage of sales will be reduced as new products are introduced.

Research and Development Expenses

         In June, 1998, Biofarm, S.A. commissioned the German engineering group Linde to develop a strategy to meet international Good Manufacturing Practices ("GMP") standards. The GMP study has been ongoing (although it has taken longer than expected) and the preliminary analysis indicates that the most cost effective option would be to construct a new building at the Company's plant extraction production site. As a new building would require demolition of existing structures, Biofarm, S.A. is currently analyzing the merits of either moving plant extraction to the main production site or outsourcing primary production from third party suppliers. The results of the GMP study are expected to be completed before the end of March, 1999. Research and development expenses are expected to remain at or around the current modest levels until such time as manufacturing capabilities conform to international GMP standards sometime in 2000 and 2001.

         The Company's research and development expenses increased slightly from 1997 to $75,000 in 1998. Research and development expenditure is also expected to increase slightly in 1999 from 1998, with the bulk of spending concentrated in continuing the research of GMP standards compliance, developing new formulations for existing products and formulations for new nutritional supplement products.

General and Administrative Expenses

         General and administrative expenses of Biofarm, S.A. increased to $2.09 million for the ten-month period in 1998 compared with $1.67 million for the twelve-month period in 1997. This is due to the higher indirect costs associated with the increase in production activity. The operating margin improved considerably to 16.2% in 1998 as compared with a margin of 9.9% for 1997. Operating cost improvements stem from: a substantial reduction in steam, water and electricity consumption, which in turn results from investments in two thermal generators; installation of water meters to measure actual rather than estimated water consumption; more efficient industrial refrigeration units; renegotiation of third-party contracts; employee redundancies; lower material costs; and the discontinuing of production of raw materials made from animal extracts such as pancreatin and ox bile. Although sales and marketing expenditures will increase, Biofarm, S.A. expects operating margins to continue to improve in 1999 as the benefits of actions taken during the previous year are fully realized.

         Biofarm, S.A. anticipates that its existing capital will be sufficient to fund operations as currently planned through 1999. Capital requirements will be driven by investments in new production machinery, equipment and software, and quality control laboratory equipment. Capital investment for 1999 is expected to be approximately $2.3 million. Longer term, Biofarm, S.A. must invest an additional $15 to $20 million in order to obtain the GMP certification needed to compete more effectively in export markets. There can be no assurance that the Company will be able to raise the capital needed to meet these investment goals.

Liquidity and Capital Resources

         In 1997 Biofarm, S.A. financed its operations by delaying payments to suppliers and by receiving a grant of $697,000 contributed in Romanian Lei as a result of the terms of the Company's privatization completed in August, 1997. At October 31, 1998, Biofarm, S.A. had $894,000 in cash, cash equivalents and short term investments, as compared with $145,000 at December 31, 1997. This increase resulted primarily from the proceeds of the sale of stock in June, 1998, when $975,000 was raised. The Company invests its cash in short term time deposits with ABN Amro Bank Bucharest.

         The Company's receivables at October 31, 1998, were $1.548 million, as compared with $302,000 at December 31, 1997. This increase in receivables is due to the increase in sales and extended payment terms given to a select number of distributors whose distribution capabilities and creditworthiness have been carefully assessed.

         Biofarm, S.A. intends to use its financial resources to acquire production machinery, laboratory equipment and information technology systems, as well as to finance the increase in its working capital needs resulting from the continued growth in sales. The amounts actually expended for each such purpose may vary depending upon several factors, including currency fluctuations, the timing of price increases allowed by regulations and general market conditions.

Britten-Norman, Ltd.

         Since its inception in 1960, the principal activity of Britten-Norman has been the design, manufacture and sale of aircraft and aircraft parts and the maintenance of customers' aircraft. Other than in the recent past, Britten-Norman's profitability has been affected by substantial additional expenditures on certification of new aircraft types. Britten-Norman's historical operations and the financial information included herein are not indicative of its future operating results or financial condition.

         Britten-Norman expects that losses will cease in 1999. Results through 1999 on a quarter-to-quarter basis will fluctuate due to the timing of delivery of aircraft and potential revenues from collaborative agreements.

         Britten-Norman's mainstream business is subject to risk including, but not limited to, the decision of governments to defer capital expenditure or influence product choice within the public sector; the regulations of the UK Civil Aviation Authority ("CAA") or the Federal Airworthiness Authority ("FAA"); and product pricing and competition.

Results of Operations from July 13 until October 31, 1998

Revenue

         Britten-Norman had sales of $3,633,000 during the period July 13, 1998, until October 31, 1998. Britten-Norman anticipates that sales will increase significantly in the future as current prospects are converted to orders and the benefit from collaborative agreements is realized. As of the date hereof, the backlog of orders for the delivery of aircraft amounted to approximately $4,200,000.

General and Administrative Expenses

         Britten-Norman expects to increase these expenses on an annualized basis in an effort to support increased manufacturing scale-up and marketing presentation.

Interest Expense

         The interest charge during the period July 13 until October 31, 1998, amounted to $80,000.

Liquidity and Capital Resources

         At October 31, 1998, Britten-Norman had net bank overdraft and short term bank loan levels of $500,000. In addition, Britten-Norman must liquidate its indebtedness to its former parent in the amount of $2,513,000 on or before July 16, 1999. Funding is to be provided from improved sales, the mortgaging of demonstrator aircraft and inter-company support. The overdraft facility is to remain a short term vehicle in support of work in progress.

         Property includes freehold land and premises having an appraised value of approximately $4.7 million on the basis of existing use at October 31, 1998. Britten-Norman has no material commitments for the acquisition of property and equipment at October 31, 1998, and does anticipate increasing investment in property and equipment in connection with its manufacturing and technical facilities in the future.

         Exclusive of the repayment of debt, Britten-Norman anticipates that its improved operating performance will be sufficient to fund itself as currently planned through 1999. Britten-Norman expects to earn a return on investment in excess of 15% and to meet its capital needs in the foreseeable future.

Burlington, Chamber & James Ltd. & Burlington & James Ltd.

         Burlington, Chamber & James Ltd. ("BCJ") operates as an insurance intermediary placing insurance for its clients (including the Company) in the London insurance market. BCJ handles all aspects of insurance, including but not limited to, UK commercial, aviation, marine and facultative reinsurance on a worldwide basis. The acquisition of BCJ benefits the Company by way of revenue received from placing insurance requirements for its clients and by meeting the specific requirements of the Company. Further synergy exists in the in-house advice readily available to the Company on insurance required to protect the Company's assets.

         Burlington & James Ltd. (a 51%-owned subsidiary of BCJ) was created as a regional company. To date, its activities are not as broad in depth and scope as the activities it must undertake in the future; and its historical operations and its financial information included in this report are not indicative of its future operating results or financial condition. BCJ's operations to date have not been material.

         In 1998 BCJ acquired the agency department of a Lloyds insurance name specializing in the offering of insurance to United Kingdom insurance brokers. Such acquisition was compatible with existing lines of business and provided BCJ with access to insurance markets that were not previously accessible. Additionally, BCJ opened a regional office in Birmingham (United Kingdom) in July, 1998, and took 51% stock ownership thereof. Such affiliate (Burlington & James) was designed to take advantage of the insurance market located in the Midlands region of the United Kingdom. BCJ will seek to acquire other Lloyds and non-Lloyds insurance brokers in an effort to increase its written business and thereby better absorb its overhead costs.

Kaster Bioscience Ltd.

         Since its inception in May, 1998, the organizational purpose of Kaster Bioscience Ltd. ("Kaster") was to supply pre-prepared microbiological support media to the pharmaceutical industry. The manufacture of growth media to grow bacteria is widely used to test effectively sterile production in the pharmaceutical industry. Kaster has devoted substantially all of its resources to start-up costs associated with a new venture. Kaster is subject to certain risks including, but not limited to, uncertainties associated with governmental tax legislation, pharmaceutical pricing regulations, and market competition. Operating results through October 31, 1998, have not been material. However, contracts with Philip Harris, one of the largest laboratory equipment distributors, Steripak, Parkfields and others, are expected to generate sales estimated at approximately $1.5 million during the fiscal year beginning November 1, 1998.

Forward Looking Information

         The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will have adequate financial resources to fund the development and operation of its businesses, and that there will be no material adverse change in the Company's operations or businesses. The foregoing assumptions are also based on management's judgment with respect to, among other things, information available to the Company, future economic, competitive, market and international conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumptions could prove to be inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. There are a number of other risks presented by the Company's businesses and operations that could cause the Company's financial performance to vary markedly from prior results or results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause the Company to alter its capital investment and other expenditures, and which may also adversely affect the Company's results of operations. In light of significant uncertainties inherent in the forward-looking information included in this Form 10-KSB, the inclusion of such information should not be regarded as a representation by the Company that the Company's objectives or plans will be achieved in all respects.

Item 8.  Financial Statements and Supplemental Data

         Consolidated Financial Statements and supplementary financial information specified by this Item 8 are presented following Item 14 in Part IV of this report.

         All of the operating subsidiaries of the Company are located outside the United States. The Company's Romanian pharmaceutical subsidiary (Biofarm, S.A.) operates in an economy in an early stage of transition to capitalism. The majority of the sales and customers of Biofarm, S.A. are located in Romania, thereby exacerbating the risks associated with an emerging market economy. Moreover, Biofarm, S.A. also operates in a highly inflationary economy, thereby presenting significant currency risks. The risk of currency depreciation (and devaluation) affects not only the value of sales but also affects all monetary assets denominated in Romanian Lei. The Romanian Lei is not a freely convertible currency; therefore, significant exchange restrictions and controls exist relative to the conversion of Romanian Lei into foreign currencies. Such restrictions, in addition to affecting the realizeable value of domestic sales and of monetary assets held in Romania, also affect the ability of the Company to repatriate earnings and net monetary assets from Romania. The risks described herein do not apply to the Company's United Kingdom subsidiaries, the British Pound Sterling being a premier currency and fully convertible. (For purposes of the financial statements included herein as part of the response to Item 14 hereof, the two foreign currencies have been converted into United States dollars.)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    PART III

Item 10. Directors and Executive Officers of the Company

         The executive officers, directors and key personnel of the Company are as follows: (the information set forth hereunder is as of October 31, 1998 (the end of the fiscal period)), and unless otherwise stated gives effect to the election of directors at the Annual Meeting of shareholders held on October 5, 1998:


Name                                     Age           Positions held with the Company
----                                     ---           -------------------------------
Keith D. Beekmeyer                       35            President and Chairman of the Board

Anil K. Mahan                            30            Chief  Executive Officer, Vice President
                                                       and Director

Robert Ferran                            39            President of Biofarm, S.A. and Director

Lall Singh                               29            Principal Financial and Accounting
                                                       Officer and Treasurer

Peter Kelly                              55            Director

Paul Bartlett                            38            Director

Laurence Baer                            47            Director

Cesare Brega                             58            Director

Donald M. Coon                           57            Director

Herbert Marcus, III                      61            Director

Desiree L. Pierson                       36            Secretary


         Biographies of the directors and executive officers of the Company are set forth below. All directors hold office until the next annual stockholders' meeting and until their successors have been elected and qualified or until their death, resignation, retirement, removal or disqualification. Vacancies in the existing Board are filled by majority vote of the remaining directors. Mr. Carsten Rykov, who was elected a director by the shareholders on October 5, 1998, resigned such position, for personal reasons, on October 29, 1998. Officers of the Company serve at the pleasure of the Board of Directors.

         Keith D. Beekmeyer, became President and Chairman of the Board on October 29, 1998. Mr. Beekmeyer is a resident of London; Freeman of the City of London; nineteen years experience in the insurance industry as a Lloyd's broker, underwriter and captive risk manager, including ten years with a department of Barclay's Bank brokering international clients' businesses specializing in international property and securitization of bank book debts; instrumental in establishing the Litchfield group of companies; previously appointed Chief Executive Officer on October 5, 1998, prior to becoming President.

         Anil K. Mahan, became Chief Executive Officer and Vice President on October 29, 1998, and a director on October 5, 1998. Mr. Mahan is a resident of London; law degree with honors from the University of Birmingham; Masters degree
(LLM) from the University of Washington (D.C.); admitted to the Bar in England in 1992 and in the District of Columbia (U.S.) in 1997; previously involved in mergers and acquisitions in the US, Europe and Far East; experience covers electronic, construction, insurance and real estate sectors; previously Legal Director to the Company prior to becoming Chief Executive Officer.

         Robert Ferran, became a Director on October 5, 1998 and President of Biofarm, S.A. on April 18, 1998. Mr. Ferran is a resident of London; MBA degree from City University Business School (London) in finance; B.S. from University of California (Berkeley); Corporate and Project Finance consultant in London since 1995; previously, Assistant Vice President (Corporate Finance) with Bankers Trust Company (London); Business Development Manager for 3Com Inc. (U.K.); Sales Manager for Motorola Codex, Inc. (San Francisco); and Assistant Director (fiber optic network sales) for Pacific Bell.

         Lall Singh, became Principal Financial and Accounting Officer and Treasurer on October 5, 1998. Mr. Singh is a resident of London; BA degree with honors in accounting & finance, MBA from Aston Business School; near completion of a PhD from Warwick Business School; a qualified accountant with management, financial and marketing experience in the UK; responsible for the Company's worldwide financial activities, including corporate financial planning and investment portfolio.

         Peter Kelly, became a Director on February 6, 1999. Mr. Kelly is a resident of London; BA degree with honors and PhD from the University of London; over twenty years' experience in the development of infrastructure projects; extensive experience in international contracting, civil aviation, ports, harbor, and supply logistics.

         Paul Bartlett, became a Director on February 6, 1999. Mr. Bartlett is a resident of the Isle of Wight; near completion of a MBA from Henley Business School; currently, Chief Executive Officer of Britten-Norman (by whom he has been employed for the preceding ten year period); experience covers design, customer support, materials management, and consulting engineering; previously, with British Hovercraft, GKN Westland Aerospace.

         Laurence Baer, became a Director on October 5, 1998. Mr. Baer is a resident of Maryland; degree from New York Institute of Technology; currently, principal of L. Baer & Associates (international marketing company), located in Laurel, Maryland; previously, Executive Assistant to Chairman, Global Economic Action Institute (not-for-profit international economic cooperation institute).

         Cesare Brega, became a Director on October 5, 1998. Mr. Brega is a resident of Rome; degrees from University of Milan in economics and finance; extensive experience in accounting, sales finance and project financing with prominent Italian and international companies operating in aerospace and electronic defense and civil systems.

         Donald M. Coon, became a Director on October 5, 1998. Mr. Coon is a resident of Florida; BS degree in Marine Science and JD degree from the University of Miami; member of the Florida bar since 1967; Florida real estate broker since 1980; since 1986 President of Nautilus Development Group Inc., a project management company and developer of commercial properties and marinas; currently director of Caledonian Group, Ltd.

         Herbert Marcus, III, became a Director on October 5, 1998. Mr. Marcus is a resident of Dallas; grandson of the founder of Neiman-Marcus; manager of private investments since 1991; previously, Senior Vice President (International Investment Division) Henry S. Miller/Grubb & Ellis & Company (Dallas).

         Desiree L. Pierson became Secretary of the Company in January, 1996. Ms. Pierson is a resident of Pennsylvania; and was an employee of the Company from 1991 until June 28, 1996. In her capacity as Secretary, Ms. Pierson's duties include shareholder relations, matters involving the Transfer Agent and corporate record keeping, and do not include corporate decision making or substantive matters involving the Company.

         No director, officer or affiliate of the Company is an adverse party to the Company or any of its subsidiaries in any material proceeding.

         The Company and its directors and executive officers are in compliance with the requirements of Section 16(a) of the Exchange Act.

         Although the Company is a Nevada corporation, all or a substantial portion of the assets of the Company and all of its subsidiaries are located in the United Kingdom and Romania. In addition, six of the nine directors and all of the principal officers of the Company are non-residents of the United States, and all or a substantial portion of the assets of such non-residents are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon such non-residents or to enforce against them judgments obtained in United States courts, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. There is uncertainty as to whether courts of England and Wales and Romania, respectively, would (i) enforce judgments of United States courts obtained against the Company or such non-residents predicated on the civil liability provisions of the securities laws of the United States or any state thereof, or (ii) entertain original actions brought in England and Wales and Romania asserting liabilities against the Company or such non-residents predicated upon the securities laws of the United States or any state thereof.

         The courts of England and Wales and Romania may accept, pursuant to general principles of international law, a foreign judgment as evidence of a debt due. An action may be commenced in England and Wales and Romania for recovery of this debt. However, a court of England and Wales and of Romania will only accept a foreign judgment as evidence of a debt due, if: (i) the judgment is for a liquidated amount in a civil matter; (ii) the judgment is final and conclusive and has not been stayed or satisfied in full, (iii) the judgment is not directly or indirectly for the payment of foreign taxes, penalties, fines or charges of a like nature (in this regard, a court of England and Wales and of

Romania is unlikely to accept a judgment of an amount obtained by doubling, trebling or otherwise multiplying a sum assessed as compensation for the loss or damages sustained by the person in whose favor the judgment was given); (iv) the judgment was not obtained by actual or constructive fraud or duress; (v) the foreign court has taken jurisdiction on grounds that are recognized by private international law rules as to conflict of laws or common law rules as to conflict of laws; (vi) the proceedings in which the judgment was obtained were not contrary to natural justice (i.e., the concept of fair adjudication); (vii) the proceedings in which the judgment was obtained, the judgment itself and the enforcement of the judgment are not contrary to the public policy of England and Wales and Romania; (viii) the person against whom the judgment is given is subject to the jurisdiction of England and Wales and Romanian courts; and (ix) the judgment is not based upon a claim for contribution for damages awarded as part of a judgment that does not satisfy the foregoing. Enforcement of a foreign judgment in England and Wales and Romania also may be limited or otherwise affected by applicable bankruptcy, insolvency, liquidation arrangement, moratorium or similar laws relating to or affecting creditors' rights generally and will be subject to statutory limitations of time within which proceedings may be brought.

         There is no treaty or agreement between the United States and Romania allowing for the recognition and enforcement of foreign judgments. In addition, although a draft treaty between the United States and United Kingdom for reciprocal enforcement of judgments has been initialed, there is doubt that this treaty will be ratified in its current form. Although there is no treaty on enforceability of foreign judgments in the United Kingdom, under the United Kingdom Foreign Judgments (Reciprocal Enforcement) Act of 1933, a judgment from a foreign country may be recognized and enforced in an English court if that country would give substantial reciprocal treatment to a judgment by an English court, and if the foreign judgment meets the following requirements:

         (a) it is either final and conclusive as between the judgment debtor and the judgment creditor or requires the former to make an interim payment to the latter (a judgment is final and conclusive notwithstanding that an appeal is pending against
             it); and

         (b) there is payable under it a sum of money, not being a sum payable in respect of taxes or other charges of a like nature or in respect of a fine or other penalty; and,

         (c) it is given after the coming into force of the Order in Council(1) which made that court a recognized court.

----------
(1) An "Order in Council" is the United Kingdom version of implementing legislation

         Although extensive research reveals that United States courts are not recognized courts under the Foreign Judgment Enforcement Reciprocal Act, it seems that a United States judgment may nonetheless be enforced in an English court based on the principle of comity. Under English common law, a foreign judgment may be enforced on grounds that it gives rise to an obligation on the defendant to pay the amount due to the plaintiff. Although the above rule is derived from principles of comity, it has been held not to be based on reciprocity in a "strict" sense. In other words, the English court need not engage in any inquiry regarding whether the foreign court in question would enforce an English judgment if the courts' positions were reversed. The only requirement is that the foreign judgment must not have been obtained in violation of natural justice, (i.e., fair adjudication) or in contravention of public policy.

         Under generally accepted principles of the laws of the various states of the United States, majority and controlling shareholders generally have certain "fiduciary" responsibilities to minority shareholders. Shareholder action must be taken in good faith and actions by controlling shareholders that are obviously unreasonable may be declared null and void. While the Company believes there are no material differences between the protection afforded to minority shareholders of a company organized under the law of England and Wales from those generally available to shareholders of corporations organized in the United States, there may be circumstances where English law protecting the interests of minority shareholders may not be as inclusive as the law protecting minority shareholders in United States jurisdictions.

         In England and Wales, the right of a minority shareholder to bring an action is governed by The Companies Act.(2) Generally, a minority shareholder has a personal right to bring an action to restrain a threatened action which if carried out would be ultra vires. On the other hand, minority shareholders do not have the right to bring an action (whether a breach of contract or a tort) on behalf of a company if the transaction involves a mere question of internal management or if the transaction being questioned is capable of ratification by or on behalf of a company. If the action is to redress a wrong done to a company, the action must be brought by the company itself.

         However, there is an exception to this rule where the persons against whom relief is sought themselves hold and control a majority of the shares in a company, and will not permit an action to be brought in the name of a company. Thus, a derivative suit by minority shareholders is limited to those situations involving allegations of fraud and actions beyond the power of a company. (One reported decision holds that the above exception applies not only to cases of simple fraud but to cases where directors and majority shareholders are guilty of a breach of duty they owe to a company and such breach of duty not only harms the company but benefits the directors.)

----------
(2)Some examples of situations creating a right of action include: (a) allegations that a company's affairs had been conducted in a manner unfairly prejudicial to the interests of its members, but the shareholder must show that the value of his shares in the company had been seriously diminished or at least seriously jeopardized by reason of a course of conduct on the part of those persons who have or had de facto control of the company (section 459); and (b) allegations involving improper use of the company's money (section 151).

         The general rule is relaxed in favor of the aggrieved minority when, if they were denied the right, their grievances would never reach the court given that the wrongdoers themselves, being in control, would not allow the company to sue. Despite the above exception, minority shareholders do not have larger rights of relief than the company itself would have if it were the plaintiff. In addition, they cannot complain of acts that are valid if done with the approval of the majority shareholders, or are capable of being ratified by the majority.

         The Company is not aware of laws or court decisions regarding the rights of minority shareholders under Romanian law.

Item 11. Executive Compensation

         The following table gives effect to the reverse acquisition dated October 5, 1998, and shows all cash compensation to be paid to the persons indicated for the fiscal year ending October 31, 1999, for services to be rendered to the Company and its subsidiaries, including the Company's four most highly compensated executive officers and all executive officers as a group:


                             Cash Compensation Table
                             -----------------------

      Name of Individual or
         Number in Group                Capacities in Which Served                      Cash Compensation
         ---------------                --------------------------                      -----------------
Keith D. Beekmeyer                      President and Chairman                           $  66,500
                                        of the Board

Anil K. Mahan                           Chief Executive Officer, Vice                       66,500
                                        President and Director

Robert Ferran                           President of Biofarm, S.A. and                      60,000
                                        Director

Lall Singh                              Principal Financial and                             60,000
                                        Accounting Office and Treasurer

All Executive Officers                                                                    $253,000
as a Group (4 persons)


         No cash bonuses have been paid to the named individuals and group during the last fiscal year ended October 31, 1998. The Company does not have in effect any pension or stock option plans. The Company does not compensate directors for their services as such.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information with regard to the beneficial ownership of outstanding shares of Common Stock by (i) each person known by the Company to own beneficially five (5%) percent or more of the outstanding shares of the Company's Common Stock; (ii) each director and executive officer individually; and (iii) all executive officers and directors of the Company as a group:

Name and Address of                      Amount and Nature of Bene-
Beneficial Owner (5)(6)                  ficial Ownership (1)(3)(4)(8)          Percent (%) of Class (2)(3)(4)
-----------------------                  -----------------------------          ------------------------------
Keith D. Beekmeyer                              15,756,948                                72%
Anil K. Mahan                                      875,386                                 4%
Robert Ferran                                      875,386                                 4%

Directors and Officers                          17,507,720                                80%
  as a Group (3 persons)

----------

(1) Beneficial ownership as reported in the table above has been determined in accordance with Instruction (2) to Item 403 of Regulation S-K of the Securities Exchange Act of 1934.

(2) Percentage of class based upon 4,376,930 shares of Common Stock outstanding on February 5, 1999; and, pursuant to Rule 13d-3(d)(1) adopted under the 1934 Act, assumes the conversion of the Debenture held by Litchfield (see footnote (3) immediately hereinafter) within sixty days thereof.

(3) Litchfield, a British Virgin Islands entity, was issued, on September 4, 1998, by the Company a convertible non-negotiable secured Debenture in the principal amount of $6,434,681, as consideration for the transfer to the Company of approximately 87% of the capital stock of Biofarm, S.A. (See
     Item 1 hereinabove.) Such Debenture was non-convertible prior to January 31, 1999; thereafter, for a period of five years from September 4, 1998, such Debenture is convertible at the rate of 2% of the then issued and outstanding shares of Common Stock of the Company for each 2.5% of the principal amount of the Debenture surrendered for conversion. Litchfield has granted to each of Anil K. Mahan (Chief Executive Officer, Vice President and a director) and Robert Ferran (President of Biofarm, S.A. and a director) a five (5%) percent interest in the Debenture. The balance of ninety (90%) percent of the Debenture remains with Litchfield, 100% of which is owned by Keith D. Beekmeyer (President and Chairman of the Board).

(4) Includes the named interest in the Debenture held by Litchfield referred to in footnote (3) supra.
                     -----

(5) No person other than the three named in the preceding table is known by the Company to own beneficially five (5%) percent or more of the Company's issued and outstanding shares of Common Stock; and no officer or director (other than the three named in the preceding table) owns individually of record or beneficially any of the Company's issued and outstanding shares of Common Stock.

(6) The address of each of the three persons named in this column is 403 Salisbury House, 31 Finsbury Circus, London, England EC2M 5QQ.

(7) Subsequent to October 5, 1998 (the date on which Litchfield's nominees assumed control of the Company (see Item 4 hereinabove)), Litchfield agreed with K.A. Butterfield and H.S. Branch (then financial advisers to Litchfield and unaffiliated parties) to set aside on the books of Litchfield for each of them an aggregate of 1 million of the shares of Common Stock of the Company deliverable to Litchfield upon conversion of the Company's Debenture described in footnote (3) supra. Such allocation is
                                                       -----
     not deemed by Litchfield to confer a beneficial interest in such shares upon either of them. The Company is not a party to any arrangement with Messrs. Butterfield or Branch.

(8) Suisse Capital Complex and/or its affiliate, Asia Equities, Inc. (collectively "SCC"), and the Company are parties to a transaction that might render SCC a five (5%) percent shareholder of the Company. (See Item 13 hereinafter.) That transaction involved the advance to the Company by SCC, on December 23, 1998, of the sum of $3 million as an "equity facility." (See Item 7 hereinabove.) The terms of such equity facility have not been negotiated as of the date hereof. The indeterminate number of shares to be issued to SCC by the Company in exchange for such $3 million equity facility cannot therefore be quantified for purposes of determining five (5%) percent ownership.

Item 13. Certain Relationships and Related Transactions

         Litchfield is an affiliate of the Company in that Litchfield exercises control of the Company as a result of the reverse merger, dated October 5, 1998, between the Company and Biofarm, S.A. Litchfield nominees occupy all nine Board seats and Litchfield nominees occupy all significant executive positions in the Company. Litchfield exchanged approximately 87% of the capital stock of Biofarm, S.A., on September 4, 1998, for the Company's Debenture that (after January 31, 1999, and for a period of five years terminating September 4, 2003), converts into not less than eighty (80%) of the then issued and outstanding shares of Common Stock of the Company. In addition, pursuant to resolutions adopted by the Company's Board of Directors on October 13, 1998, the Company agreed to acquire from Litchfield three additional United Kingdom entities for no additional consideration. The acquisition of Biofarm, S.A. from Litchfield was an arms-length transaction; the acquisition of the three United Kingdom entities from Litchfield (although approved by the Board of Directors after Litchfield obtained control thereof) was made expressly subject to independent audits satisfactory to the Company and to its independent auditors. (See Items 1, 4, 10, 11 and 12 hereinabove.) Burlington, Chamber & James Ltd. (one of the three United Kingdom entities obtained from Litchfield), was, prior to its acquisition by Litchfield, owned 100% by Keith D. Beekmeyer; and the balance of Burlington & James Ltd. (49%) not owned by Burlington, Chamber & James Ltd. was, prior to its acquisition by Litchfield, owned by Anil K. Mahan (and continues to be owned by Mr. Mahan). The Company estimates that approximately twenty (20%) percent of the gross income of these two United Kingdom entities is derived from transactions with the Company. (See Items 1, 7, 10, 11 and 12 hereinabove.)

     Suisse Capital Complex, Inc. ("SCC"), Indianapolis, Indiana, has, since September, 1996, been involved in the following transactions with the Company:

     (1) In September, 1996, SCC funded an aggregate of $2 million of the Company's convertible debentures, acting as the funding agent for five separate purchasers ("Purchasers"). Such Purchasers transferred the sum of $1.3 million to SCC in payment for such debentures. SCC remitted $1,023,500 of such $1.3 million to the account of Phoenix Wrecking Corporation ("Phoenix") at Centurion Bank in Queens, New York. The $2 million principal amount of debentures were convertible into an aggregate of 1,640,000 shares of the Company's Common Stock. (See Item 3 hereinabove.)

          (a) The new management of the Company that came into office on November 15, 1996 (subsequent to the November 6, 1996, rescission of the transaction between the Company and Phoenix), caused the cancellation of the issuance of the 1,640,000 shares. Thus, as of November 15, 1996, the result of the SCC funding of the debentures was that (i) Phoenix (and its principals) received $1,023,500 from SCC (and delivered none of such proceeds to the Company), (ii) the Purchasers received no shares of the Company's Common Stock and remained with $2 million principal amount of the Company's convertible debentures, and (iii) the Purchasers obtained a judgment (in the amount of $1,023,500 plus accrued interest) against Phoenix and the other recipients of the SCC funding (which judgment was entered in New York Supreme Court on July 30, 1997).

     (2) In or about October, 1997, SCC introduced to the Company the prospect of acquiring Biofarm, S.A. from Litchfield. (See Item 1 hereinabove.) On March 6, 1998, the Company filed its Form 8-K with the SEC, reciting the details of the Company's then proposed arrangement to acquire approximately 87% of Biofarm, S.A. from Litchfield. (Such March 6, 1998, filing was supplemented by additional Form 8-K filings relating to the Biofarm, S.A. acquisition dated November 18, 1998, and January 13, 1999.) SCC represented to the Company that it was the financial adviser to Litchfield in the United States; and to others (after October 5, 1998) that it was the American Agency Office for the Company.

          (a) The acquisition by the Company of Biofarm, S.A. was completed on September 4, 1998; and, on October 5, 1998, the nominees of

               Litchfield assumed management control of the Company (and potential voting control by virtue of the convertible Debenture issued by the Company on September 4, 1998, to pay for the acquisition of Biofarm, S.A.).

          (b) As compensation for its role in introducing the Biofarm, S.A. acquisition to the Company, the Company and SCC executed an agreement, dated October 5, 1998, pursuant to which the Company agreed to issue an aggregate of 200,000 shares of its authorized but unissued Common Stock to SCC. (Such agreement is filed as an Exhibit to the November 18, 1998, Form 8-K/A filed with the SEC.) On February 12, 1999, SCC agreed with the Company to cancel the obligation to deliver such 200,000 shares to SCC. However, the Company has estimated the value of such services to be approximately $167,000 and has included such amount in the statement of operations for the ten months ended October 31, 1998. (See Exhibit "(d)E" hereto.)

     (3) On April 27, 1998, after protracted negotiations, the Company and the five Purchasers of the aggregate of $2 million of debentures referred to in paragraph (1) above, entered into a stipulation in New York State Supreme Court providing for the (a) issuance by the Company of an aggregate of 200,000 shares of its Common Stock in full settlement of the Purchasers' claim for conversion of their debentures into Common Stock, (b) assignment of the Purchasers' judgment against Phoenix and its principals (in the amount of $1,023,500) to the Company, (c) surrender to the Company of the $2 million in debentures, and (d) delivery of mutual general releases and dismissal of all litigation between the parties.

          (a) By direction of Purchasers' counsel, the 200,000 shares were delivered to an affiliate(1) of SCC for disposition. SCC confirmed in writing, on January 15, 1999, that such 200,000 shares settled in full the Purchasers' claim to have delivered an aggregate of $1.3 million to SCC as the purchase price for the $2 million principal amount of debentures. Counsel for the Company is now in the process of preparing the necessary assignment of judgment to the Company, general releases, stipulation of discontinuance and cancellation of the debentures.

     (4) On October 7, 1998, shortly after the October 5, 1998, assumption of control of the Company by Litchfield, the Company entered into negotiations with the affiliate(1) of SCC pursuant to which such affiliate agreed to make an equity investment in the Company. On December 23, 1998, the Company received $3 million of such equity investment. (See Item 7 hereinabove). Pursuant to the understanding between the Company and the affiliate of SCC, such $3 million advance is deemed to constitute an equity facility and the drawdown thereof by the Company on December 23, 1998, to represent an injection of equity capital into the Company.

----------
(1) Such affiliate, Asia Equities, Inc., was one of the five Purchasers of the Company's debentures mentioned in paragraphs (1) and (3), supra, as well as the party to whom the 200,000 settlement shares were delivered
    (paragraph 3(a), supra).

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a) 1. All financial statements - see index to Consolidated Financial Statements on page 14.



        2.  Exhibits - see Exhibits below.

    Schedules not included are omitted because they are not applicable, or are not required, or the information is shown in the Consolidated Financial Statements or the Notes thereto.

    (b) The following Current Reports on Form 8-K were filed by the Company with the Securities and Exchange Commission during the last quarter of the period covered by this Annual Report on Form 10-KSB and prior to the filing date hereof (and are incorporated herein by reference):

                           November 18, 1998
                           January 13, 1999

    (c) The following Exhibits (incorporated herein by reference) are applicable to the period subsequent to the filing of Form 10-KSB for the fiscal year ended June 30, 1997, and prior to the filing date hereof:

         A. Form 10-KSB, for the fiscal year ended June 30, 1997, filed on September 29, 1997

         B. Form 10-QSB, for the quarter ended September 30, 1997, filed on November 14, 1997

         C. Form 10-QSB, for the quarter ended December 31, 1997, filed on January 27, 1998

         D. Form 10-QSB, for the quarter ended March 31, 1998, filed on May 13, 1998

         E. Form 8-K, filed on March 6, 1998 (reporting on the proposed acquisition of approximately 87% of the capital stock of Biofarm, S.A.)

         F. Form 10-KSB for the fiscal year ended June 30, 1998, filed on September 10, 1998

         G. Definitive Proxy Statement, dated September 21, 1998, issued in connection with the Annual Meeting of Stockholders held October 5, 1998, to approve of (i) election of Board of Directors, (ii) change in name of Registrant to Biofarm, Inc., and (iii) appointment of BDO International as auditors

         H. Form 10-QSB for the quarter ended September 30, 1998, filed on November 12, 1998

         I. Form 8-K/A, filed on November 18, 1998 (reporting on the consummation of the acquisition of approximately 87% of the capital stock of Biofarm, S.A. and filing therewith the relevant Exhibits)

         J. Form 8-K/A, filed on January 13, 1999 (reporting on the definitive acquisition of approximately 87% of the capital stock of Biofarm, S.A.; filing (Item 7) of audited financial statements of Biofarm, S.A. for the one-year and ten-month periods ended October 31, 1998, dated December 22, 1998; and responding also to Item 5 (other proposed acquisitions) and Item 8 (change in fiscal period))

    (d) The following Exhibits are filed herewith:

         A. Amendment to Article First of the Company's Articles of Incorporation, filed in the State of Nevada on October 7, 1998, changing the name of the Company to "Biofarm, Inc."

         B. Specimen Common Stock Certificate of Biofarm, Inc., the new name of the Registrant, containing the name "Biofarm, Inc." and the new CUSIP number thereof

         C. Debenture, in the principal amount of $1 million, dated September 10, 1998, and issued to Balmerino Limited

         D. Resolutions adopted by the Board of Directors on October 13, 1998, authorizing the acquisition of the three United Kingdom entities**

         ----------

         **The Registrant, believing that the information herein contained with respect to its acquisition of the three United Kingdom entities (see Items 1 and 7 hereinabove), satisfies the requirements of Item 2 of Form 8-K, deems this Form 10-KSB filing to satisfy also the Item 2 filing requirements of Form 8-K. However, because the consolidated financial statements included herein (Item 14 hereinafter) do not satisfy the requirements of Item 7 of Form 8-K with respect to the three United Kindgom acquisitions, the Registrant will file a separate Form 8-K containing the required Item 7 (of Form 8-K) information with respect to the three United Kingdom acquisitions.

         E. Addendum, executed February 12, 1999, by SCC and the Company, to Agreement, dated October 5, 1999, amending Exhibit 5 to Form 8-K/A filed on November 18, 1998

         F. Contract, dated January 29, 1999, with the State Ownership Fund of the Government of Romania relating to the acquisition of Romaero, S.A.

    (e) The following Exhibits previously filed with prior 1934 Act filings as indicated below, are deemed by the Registrant to remain relevant notwithstanding the consummation of the Plan of Reorganization described in Item 1 hereinabove, and are incorporated herein by reference:

         A. Articles of Incorporation of Happy Mergers, Inc., a Nevada corporation, filed as an Exhibit to the Company's Form S-18 Registration Statement (File No. 33-37546-NY) on November 6, 1990

         B. By-laws of Happy Mergers, Inc., a Nevada corporation, filed as an Exhibit to the Company's Form S-18 Registration Statement (File No. 33-37546-NY) on November 6, 1990

         C. Restated By-laws of Global Spill Management, Inc., filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 1993

         D. Agreement of Merger of Global Spill Management, Inc., into Happy Mergers, Inc., filed in the State of Nevada on November 25, 1991, filed as an Exhibit to the Company's Form S-18 Registration Statement (File No. 33-37546-NY) on March 16, 1992

         E. Certificate of Merger of Global Spill Management, Inc. into Happy Mergers, Inc., dated November 7, 1991, filed in the State of Delaware on March 15, 1992, filed as an Exhibit to the Company's Form S-18 Registration Statement (File No. 33-48276-NY) on June 9, 1992

         F. Amendment to Article Fourth of the Company's Articles of Incorporation, filed in the State of Nevada on November 30, 1992, filed as an Exhibit to the Company's Form SB-2 Registration Statement (File No. 33-56910) on March 1, 1993

         G. Amendment to Article Fourth of the Company's Articles of Incorporation, filed in the State of Nevada on May 13, 1996, filed as an Exhibit to the Company's Form 10-KSB filing for the fiscal year ended June 30, 1996, on February 21, 1997

         H. Amendment to Article Fourth of the Company's Articles of Incorporation, filed in the State of Nevada on July 3, 1996, filed as an Exhibit to the Company's Form 10-KSB filing for the fiscal year ended June 30, 1996, on February 21, 1997

         I. Agreement, dated June 27, 1996, between the Company and the shareholders of Phoenix Wrecking Corporation ("Phoenix"), a New York corporation, filed as an Exhibit to the Company's Form 10-KSB filing for the fiscal year ended June 30, 1996, on February 21, 1997

         J. Rescission Agreement, dated November 6, 1996, between the Company and Phoenix (and the latter's former principal shareholders), filed as an Exhibit to the Company's Form 10-KSB filing for the fiscal year ended June 30, 1996, on February 21, 1997

         K. Four disputed filings by non-authorized persons during the period June 28, 1996, and November 6, 1996 (being the dates, respectively, beginning with the election of two nominees of Phoenix to the Board of Directors of the Company (June 28, 1996) and the rescission of the Agreement (dated June 27, 1996) between the Company and the shareholders of Phoenix (November 6, 1996)), such filings being "disputed" because none of the four was authorized by the Board of Directors of the Company, executed by the duly appointed officers of the Company, or filed in compliance with the published Rules and Regulations of the Securities and Exchange Commission:

                (a) Form S-8 filing (385,000) shares, dated August 2, 1996

                (b) Form S-8 filing (750,000) shares, dated September 19, 1996

                (c) Form 8-K filing, dated October 4, 1996

                (d) Form 10-KSB filing (with unaudited financial statements), dated October 22, 1996

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on February 19, 1999.

                                            BIOFARM, INC.

                                    By: /s/ Keith D. Beekmeyer
                                            --------------------------
                                            Keith D. Beekmeyer,
                                            President and Chairman of the Board
                                            February 19, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on February 19, 1999.



Signatures                                      Title                                          Date
----------                                      -----                                          ----
/s/ Anil K. Mahan                               Chief Executive Officer, Vice                  February 19, 1999
--------------------------                      President and Director
Anil K. Mahan

/s/ Lall Singh                                  Principal Financial and Accounting             February 19, 1999
--------------------------                      Officer and Treasurer
Lall Singh

/s/ Robert Ferran                               Director                                       February 19, 1999
--------------------------
Robert Ferran

/s/ Paul Bartlett                               Director                                       February 19, 1999
--------------------------
Paul Bartlett

/s/ Peter Kelly                                 Director                                       February 19, 1999
--------------------------
Peter Kelly

/s/ Donald M. Coon                              Director                                       February 19, 1999
--------------------------
Donald M. Coon

/s/ Cesare Brega                                Director                                       February 19, 1999
--------------------------
Cesare Brega

/s/ Herbert Marcus III                          Director                                       February 19, 1999
--------------------------
Herbert Marcus

/s/ Lawrence Baer                               Director                                       February 19, 1999
--------------------------
Lawrence Bear

BIOFARM, Inc.
REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page


         Report of Independent Auditors                                  F1


         Consolidated Balance Sheet                                      F2
         October 31, 1998


         Consolidated Statements of Operations and                       F3
         Comprehensive (loss) income for the ten months ended October 31, 1998, and the year ended
         December 31, 1997


         Consolidated Statements of Cash Flows                           F4
         for the ten months ended
         October 31, 1998, and the year ended December 31, 1997


         Consolidated Statements of Stockholders Equity                  F5
         for the ten months ended October 31, 1998, and the year ended December 31, 1997


         Notes to the Consolidated Financial Statements            F6 - F19

         Report of Independent Auditors


         The Board of Directors and Stockholders
         Biofarm, Inc.

         We have audited the accompanying consolidated balance sheet of Biofarm, Inc. and subsidiaries as of October 31, 1998 and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for the ten months ended October 31, 1998 and the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with United States generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biofarm, Inc. and subsidiaries as of October 31, 1998 and the related consolidated statements of operations and cash flows for the ten months ended October 31, 1998 and for the year ended
         December 31, 1997 in conformity with United States generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Three of the Company's four English operations which were contributed to the Company during 1998 (See note 1) have suffered losses from operations. In addition, Biofarm, S.A. operates in Romania where some exchange restrictions and controls exist relative to the conversion of Romanian Lei into foreign currencies. However, these restrictions do not themselves prevent Biofarm S.A from repatriating its earnings, or from converting Romanian Lei to purchase currencies to acquire goods and services necessary for its operations. Also, the Company entered into an agreement to acquire another company from the Romanian government as described in note 9. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



         /s/ BDO International
         ---------------------
         February 18, 1999

         BDO International
         London, England

BIOFARM, Inc.
CONSOLIDATED BALANCE SHEET

------------------------------------------------------------------------------



                                                                   October 31,
                                                 Note                     1998
                                                                   -----------
                                                                 (In thousands
                                                         of US Dollars, except
                                                  share and per share amounts)
Assets
Current assets
Cash and cash equivalents                                             $  2,502
Accounts receivable, net of allowance for
    doubtful accounts amounting to $110                                  4,642
Inventories                                           3                 13,608
Other current assets                                                       721
                                                                      --------

Total current assets                                                    21,473

Goodwill                                              1                    300

Property, plant and equipment, net                 4,10                  3,670
                                                                      --------
Total assets                                                          $ 25,443
                                                                      ========
Liabilities and Stockholders' equity

Current liabilities
Short term borrowings                                 5               $  4,097
Trade accounts payable                                                   4,814
Advances from customers                                                  1,713
Taxation                                            8,9                    286
Payroll and sales tax                                                      355
Other current liabilities                                                1,524
                                                                      --------

Total current liabilities                                               12,789
                                                                      --------
Deferred credits                                   1,10                  5,973
                                                                      --------
Commitments and contingencies              7,9,11,12,14                   --

Stockholders' equity
Preferred stock $ 0.001 par value
    Authorized 5,000,000 shares, none issued
Common stock $ 0.001 par value
    Authorized 25,000,000 shares
    Issued and outstanding 4,211,930 shares           1                      4
Receivable from stockholders from
   issuance of common stock                                               (139)
Additional paid in capital                         1,13                  7,820
Accumulated deficit                                                     (1,177)
Accumulated other comprehensive income                                     173
                                                                      --------

Total stockholders' equity                                               6,681
                                                                      --------
Total liabilities and stockholders' equity                            $ 25,443
                                                                      ========


               The accompanying notes are an integral part of the
                       consolidated financial statements

BIOFARM, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                      For the ten month             For the
                                           period ended          year ended
                                       October 31, 1998   December 31, 1997
                                       ----------------   -----------------
                 (In thousands of US Dollars, except for per share data)

Net sales                                       $11,899          $7,013

Cost of sales                                    (6,344)         (4,534)
                                           ------------    ------------

Gross profit                                      5,555           2,479

Selling, general and administrative
expenses                                         (4,334)         (1,797)
Research and development                           (250)           --
Merger and acquisition related expenses            (217)           --
Other operating income                                9               3
                                           ------------    ------------

Operating profit                                    763             685

Other net expense                                  (115)            (38)
Net interest expense                                (94)            (26)
Net foreign exchange transaction loss              (144)           (292)
                                           ------------    ------------

Income before income tax expense                    410             329

Income tax (expense)                               (642)           (263)
                                           ------------    ------------

Net (loss)income                                   (232)             66

Other comprehensive income:
Foreign currency translation adjustments            173            --
                                           ------------    ------------

Comprehensive (loss) income                        $(59)            $66
                                           ============    ============


Basic (loss) income per share                    $(0.01)   $       --


Weighted average number of common shares     21,059,650      21,059,650
                                          ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements

BIOFARM, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                           For the ten month
                                                 period ended   For the year ended
                                             October 31, 1998    December 31, 1997
                                           ------------------   ------------------
                                                (In thousands of US Dollars)
Cash flows provided by operating activities:

Net (loss) income                                       $(232)       $66

Depreciation                                              394        544
Amortization of deferred credits                         (375)      --
Merger and acquisition related expenses                   217       --
Accretion of convertible debenture                         40       --
Changes in working capital components:
   Accounts receivable                                 (2,824)      (256)
   Inventories                                          1,242       (593)
   Other current assets                                   297       (332)
   Accounts payable                                     1,543        407
   Advances from customers                             (1,045)      --
   Other current liabilities                              595         14
                                                      -------    -------
Net cash used in operating activities                    (148)      (150)
                                                      -------    -------

Cash flows used in investing activities:
Cash of contributed businesses                            205         37
Fixed assets purchased                                   (344)      (406)
                                                      -------    -------
Net cash used in investing activities                    (139)      (369)
                                                      -------    -------

Net cash provided by financing activities:

Issuance of common stock                                  995       --
Proceeds from short-term borrowings, net                  596        (69)
Proceeds from Romanian Government grant                  --          697
Proceeds from the issuance of convertible debenture     1,000       --
                                                      -------    -------
Net cash provided by financing activities               2,591        628
                                                      -------    -------

Net change in cash and cash equivalents                 2,304        109

Cash and cash equivalents at
   beginning of period                                    198         89
                                                      -------    -------

Cash and cash equivalents at
   end of period                                       $2,502       $198
                                                      =======    =======

               The accompanying notes are an integral part of the
                        consolidated financial statements

BIOFARM, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------





                                                                                                                          Additional
                                                                         Common Stock                     Subscriptions    Paid in
                                                                Note        Shares             Value        Receivable     Capital
                                                                ----        ------             -----      -------------   ----------
                                                                           (in thousands of US dollars except share amounts)

Balance at December 31, 1996                                               9,015,200         $   5,376        $ --        $  --

Reclassification due to creation of a par value                   1                             (5,367)                    5,367
for common stock

Contribution of business                                                                                                      87

Net income


Receipt of government grant                                      13             --                 --            --          697
                                                                         -----------------------------------------------------------

Balance at December 31, 1997                                               9,015,200                9            --        6,151

Contribution of businesses                                        1             --                 --            --          370


Issuance of common stock for subscriptions                                26,952,678               27         (3,182)      3,155

Cash received from subscriptions                                                                                 967

Assignment of subscription receivable to                                                                       2,215      (2,215)
Biofarm, Inc.

Issuance of Convertible Debenture in                              1                               --              --
exchange for common stock of Biofarm, Inc.

Reverse stock split and merger with Biofarm,                     13      (31,755,948)             (32)          (167)        142
Inc.

Cash received for subscriptions                                                                                   28

Merger and acquisition related expenses                          13                                                          217

Net (loss)                                                                      --                --              --          --

Foreign currency translation adjustment                                         --                --              --          --
                                                                           ---------            ----          ------      ------

Balance at October 31, 1998                                                4,211,930            $  4          $ (139)     $7,820
                                                                           =========            ====          ======      ======



                                                                                                Other
                                                                       Accumulated          Comprehensive
                                                                         Deficit               Income            Total
                                                                       -----------          -------------        -----
Balance at December 31, 1996                                           $  (1,011)                $--          $    4,365

Reclassification due to creation of a par value for common stock

Contribution of business                                                                                              87

Net income
                                                                              66                                      66

Receipt of government grant                                                   --                                     697
                                                                    ------------         ------------         ----------

Balance at December 31, 1997                                                (945)                 --               5,215

Contribution of businesses                                                    --                  --                 370

Issuance of common stock for subscriptions                                                                            --

Cash received from subscriptions                                                                                     967

Assignment of subscription receivable to                                                                              --
Biofarm, Inc.

Issuance of Convertible Debenture in
exchange for common stock of Biofarm, Inc.

Reverse stock split and merger with Biofarm,                                                                         (57)
Inc.

Cash received for subscriptions                                                                                       28

Merger and acquisition related expenses                                                                              217

Net (loss)                                                                  (232)                 --                (232)

Foreign currency translation adjustment                                       --                  173                173
                                                                    ------------         ------------        -----------

Balance at October 31, 1998                                              $(1,177)                $173             $6,681
                                                                    ============         ============        ===========



                 The accompanying notes are an integral part of
                    these consolidated financial statements

                                       F5

BIOFARM, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1. Organization and Operations

In 1991, based on Romanian Law no .58/1991, the State Ownership Fund ("SOF") and the Private Ownership Fund were established, which transformed all Companies established under this Law into Trade Companies with 70% of the social capital being automatically issued to the State Ownership Fund and 30% to the Private Ownership Fund. In 1991 SC BIOFARM SA ("SA" or "the Company") was registered with the Bucharest Office of the Trade Register under number J 40/199/1991.

In 1996 when Law no. 55/1995 came into force, 30% of SA` s social capital owned by the State Ownership Fund and the 30% owned by the Private Ownership Fund were issued gratis to Romanian citizens, as specified in the Mass Privatisation Programme, directed by Government Emergency Decision no. 5/1997.

In June 1997, Shapiro BANCORP LLC ("Shapiro"), 99% owned by Litchfield Continental Ltd. ("Litchfield"), acquired the remaining shares owned by the SOF. In July 1998, SA issued 26,952,678 new shares with over 99 % of them subscribed by Shapiro.

On September 4, 1998, Biofarm, Inc. (formerly Global Spill Management, Inc) ("Biofarm" or "Global") acquired 87% of the issued and outstanding shares of capital stock of SA, located in Bucharest, Romania, from Litchfield or its affiliates. In consideration for the purchase of the shares of SA, Biofarm issued to Litchfield a convertible, nonnegotiable, secured debenture (the "Debenture") in the principal sum of $6,434,681.

On October 5, 1998, the stockholders of Biofarm elected all of the nominees of Litchfield to their Board of Directors. Inasmuch as the stockholders of Litchfield obtained board and management control of Biofarm, for accounting purposes, SA will be considered the acquiring entity. Therefore, the acquisition will be accounted for as a reverse purchase in accordance with generally accepted accounting principles as of October 5, 1998.

The Debenture provides that there is no interest due or payable on the principal sum and is nonnegotiable and non-transferrable. The Debenture is non-redeemable and does not represent a debt obligation of the Company. The Debenture provides that from time to time for a period of five years from the date of the Debenture, the holder thereof may convert a portion, but not less than 2%, of the original principal sum into shares of the then issued and outstanding common stock of the Company for each 2.5% of the principal sum of the Debenture that is converted. Therefore, and in accordance with the terms of the Debenture, if the entire principal sum of the Debenture is converted, the holder shall own 80% of the Company's issued and outstanding stock based upon the number of shares thereof outstanding as of the date of conversion.

An additional maximum of five percent (5%) of the Company's then issued and outstanding shares were set aside for issuance to Litchfield for each of the fiscal periods ended December 31, 1998 and 1999, dependent upon the realization by SA of certain earnings increases (measured by the earnings of SA for the fiscal period ended December 31, 1997). For the ten month fiscal period ended October 31, 1998, SA (on an annualized basis) did not meet the required earning test. If SA has net income of $825,000 for the fiscal period ending October 31, 1999, Litchfield will earn an additional maximum of five (5%) percent of the Company's Common Stock.

SA is a pharmaceutical manufacturer. The Company's main business activity is the production and sale of natural medicinal products, for both pharmaceutical and veterinary use. These products are based on extracts from animal and plant raw materials, and are created for domestic and international consumption.

               The accompanying notes are an integral part of the
                        consolidated financial statements

BIOFARM, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

On October 13, 1998, Litchfield contributed to the Company 100% of the issued and outstanding shares of capital stock of three United Kingdom entities:
Britten-Norman Ltd.; Kaster Bioscience Ltd. ("KBL"); and Burlington, Chamber & James Ltd. ("BCJ") (which, in turn, owns 51% of Burlington and James Ltd.) (collectively, the "UK entities").

Because Litchfield holds a convertible non-negotiable secured Debenture issued by Biofarm as consideration for the acquisition of SA, Litchfield agreed to contribute the capital stock of the three UK entities to the Company without additional consideration.

The operations of each UK entity have been included in the consolidated results of SA from the date it was acquired by Litchfield, as they were under common control. The net assets have been recorded by the Company at Litchfield's historical cost.

The following selected unaudited pro forma information is being provided to present a summary of the consolidated results of the Company and the UK entities as if the acquisition had occurred as of the beginning of each respective period. The pro forma data is for informational purposes only and may not necessarily reflect the results of operations of the English entities had the businesses operated as part of the Company for the entire periods presented:

                                         Ten months Ended  Twelve months ended
                                         October 31, 1998  December 31, 1997
                                 (In thousands except for per share amounts)
                                         Pro Forma               Pro Forma
                                         (unaudited)             (unaudited)

Net sales                        $18,040                 $22,763
Net (loss)                       $(4,275)                $(2,074)
Basic (loss) per share            $(0.20)                 $(0.10)

During November 1998, Biofarm changed its year end to October 31. The accompanying consolidated financial statements include the accounts of SA and its subsidiaries after elimination of all significant intercompany balances and transactions.

2. Summary of Significant Accounting Policies:

    a)  Use of estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of the assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    b)  Foreign currencies

        The reporting currency of the Company is the United States dollar. The Company's functional currencies are the UK pound sterling and the U.S. dollar. Financial statements of foreign subsidiaries are translated into U.S. dollars at current rates, except that revenues, costs and expenses are translated at average current rates during each reporting period. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are accumulated and credited or charged directly to a separate component of shareholders' equity. For subsidiaries considered to be operating in highly inflationary countries and for certain other subsidiaries, the U.S. dollar is the functional currency, and translation gains and losses are included in determining net income. Foreign currency transaction gains and losses are included in determining net income.

               The accompanying notes are an integral part of the
                        consolidated financial statements

BIOFARM, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


    c)  Cash and Cash equivalents:

        Cash equivalents include demand deposits with banks and all highly liquid investments with original maturity of three months or less.

        Supplemental Cash Flow Information Selected cash payments and noncash activities were as follows (in thousands):

                                          Ten months Ended   Twelve months ended
                                            October 31, 1998  December 31, 1997
                                                       (In thousands )

         Cash payments for
          income taxes                           $357                       $261
         Cash payments for interest                21                         28

         Noncash investing and financing activities (in Thousands):
             Contribution of business:
               Assets contributed             $14,872                   $     37
               Liabilities assumed             (8,347)                        --
               Goodwill                        (6,212)                        50
                                              -------                   --------
             Net assets of contributed
               businesses                     $   313                   $     87
                                              -------                   --------

    d)  Inventories

        Inventories are stated at the lower of cost or market. The first-in, first-out method is used to cost substantially all inventories. Where necessary provision is made for obsolete, slow moving and defective stocks.

    e)  Fixed Assets Cost and Depreciation

        Property, plant and equipment are stated at cost. Depreciation and amortization are provided using straight-line method over the estimated useful lives of the assets that range from three to forty years. Upon sale or retirement of assets, the cost and accumulated depreciation and amortization are eliminated from the accounts, and the related gain or loss is included in income. Expenditures for repairs and maintenance are charged to income as incurred.

    f)  Long-Lived assets

        Long-lived assets, which consist of property, plant and equipment, and goodwill, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When any such impairment exists, the related assets will be written down to fair value. No impairment write-down was necessary as of October 31, 1998.

    g)  Pensions and other post retirement Benefits

        Britten-Norman Limited operates a defined benefit plan which requires contributions to be made to a separately administered plan. Contributions to the plan are charged to the profit and loss account so as to spread the cost of pensions over the employees' working lives for the company. The regular cost is attributed to individual years using the projected unit method. Variations in the pension cost, which are identified as a result of actuarial valuations, are amortised over the average expected remaining working lives of employees in proportion to their expected payroll costs. Differences between amounts funded and the amounts charged to the profit and loss account are treated as either provisions or prepayments in the balance sheet. All employees of SA, the Romanian operations, are members of pension plans sponsored by the Romanian government. In the normal course of business, the company makes payments to the Romanian government for pensions on behalf of its employees. The social security and pension charges recorded by the company were $425,000 and $363,000 for the period ended October 31, 1998 and the year ended December 31, 1997, respectively.

               The accompanying notes are an integral part of the
                        consolidated financial statements

BIOFARM, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

    h)  Revenue recognition:

        Pharmaceutical operations and aircraft manufacturing revenues and their related costs are included in the income statement at the date at which legal title to the goods changes hands. Revenues from insurance business are recognised on issue of the debit note.

    i)  Taxation

        Income taxes are calculated using the liability method specified by Statement of Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Accordingly, deferred tax liabilities and assets are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce the deferred tax assets when management determines it is more likely than not that the related tax benefits will be realized.

    j)  Negative Goodwill (Deferred credit) and Goodwill

        The excess of the fair value of net assets acquired over cost of investment, after offsetting the maximum amount against the fair value of all noncurrent assets acquired, negative goodwill, is determined to be a deferred credit and is being amortized on a straight-line basis over a period of five years. Goodwill is being amortized on a straight-line basis over a ten year period.

    k)  Earnings per share

        In 1998, the Company adopted SFAS No. 128, "Earning Per Share (EPS)", which provides for the calculation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing the (loss) income available to common stockholders by the weighted-average number of common shares outstanding for that period. Diluted EPS reflects to potential dilution of securities that could share in the (loss) income of the Company. For purposes of presenting basic EPS for all periods, the debenture discussed in note 1 will be considered to be converted as of January 1, 1997.

    l)  Fair Value of Financial Instruments

        The Company follows SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," which requires disclosures of fair value information about certain financial instruments. The carrying amounts of the Company's financial instruments, consisting of cash and cash equivalents, accounts receivable, other current assets, short term borrowings, accounts payable, accrued expenses and other current liabilities, approximate their fair value because of the immediate or short-term maturity of these financial instruments

    m)  Recent accounting pronouncements not yet implemented

        In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The adoption of SFAS No. 133 will not have an impact on the Company's results of operations, financial position or cash flows upon the adoption of this standard.

               The accompanying notes are an integral part of the
                        consolidated financial statements

BIOFARM, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
3. Inventories

Inventories, which include a reserve for obsolescence amounting to $3,290,000 consist of the following:

Description                               October 31, 1998
                                           (Thousands USD)
Raw materials
                                              $3,374
Finished goods & goods for resale
                                               1,002

Work in progress
                                               9,232
                                             -------
TOTAL
                                             $13,608
                                             =======

4. Property, Plant and Equipment

Major classes of property, plant and equipment consist of the following:

October 31,                               Estimated             1998
                                             Useful
                                              Lives
---------------------------------------------------------------------

 Buildings                              30-40 years           $9,882
 Machinery and equipment                 3-10 years            3,256
 Autos and Elevators                        5 years              178
 Furniture                               3-10 years              121
 Other                                      3 years               22
---------------------------------------------------------------------

                                                              13,459
 Less accumulated depreciation and amortization                9,789
---------------------------------------------------------------------

                                                              $3,670
---------------------------------------------------------------------

The depreciation and amortization charged during the ten month period ended October 31, 1998 amounted to approximately $394,000 (1997 - $544,000).

5. Short term borrowings

Short term borrowings comprise the following:




Description                               October 31, 1998
                                                           Available facility                Interest rate
                                         (Thousands USD)      (Thousands USD)

Bank overdrafts                                                          $678    2% over UK bank base rate
                                                      $544                        9.5% at October 31, 1998
Loan from former parent of subsidiary
                                                     2,513              2,513    1% over UK bank base rate
Convertible debenture                                                             8.5% at October 31, 1998
                                                     1,040             1,000                  6% per annum
                                                    ------             -----
TOTAL
                                                    $4,097             $4,191
                                                    ======             ======

All of the above borrowings are unsecured. In common with standard UK banking practice overdraft facilities are repayable on demand but are made available for specific periods of time. The loan from the former parent of a subsidiary is repayable in full by July 16,1999.

On September 10th, 1998, the Company issued a debenture in the amount of $1,000,000 to Balmerino Limited ("Balmerino"). The debenture becomes due and payable, in full, on August 10th, 1999 and bears interest at an annual rate of six percent (6%).

               The accompanying notes are an integral part of the
                        consolidated financial statements

BIOFARM, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The debenture contains certain rights of conversion wherein, at anytime commencing ninety days after issuance, the holder of the debenture may convert the original face amount of the debenture into shares of the common stock of the Company. Upon delivery of the notice of conversion, the Company has the right (but not the obligation) to redeem all or a portion of the debenture at its cash redemption amount as defined below. If converted, the conversion price for each share of common stock shall be equal to the lesser of (i) eighty percent of the market price at the time of conversion or (ii) the price per share at the time of subscription. (The market price is defined within the debenture as "the average closing bid price of the common stock for the five business days immediately preceding the Conversion Date.")

Further, any portion of the debenture which remains unconverted at the maturity date shall be automatically converted into shares of common stock as of the date. The Company, if notified by the holder of its intent to convert any portion of the debenture to common stock, shall have the right, but not the obligation, to redeem all or a portion of the debenture by paying to the holder a "Cash Redemption Amount." That amount shall be equal to 120% of the face amount of the portion of the debenture which otherwise would have been converted into common stock.

On October 21, 1998, Balmerino funded the agreement. Under the terms of the agreement, Balmerino has the right to convert the debenture into common stock after ninety days from the date of the debenture. It is the Company's intent to redeem the debenture. As a result, in accordance with the redemption provisions of the agreement, the Company must accrete the debenture to the cash redemption amount as discussed above. As a result, a $40,000 charge to interest expense was credited to the debenture which represents the current years portion of the total accretion of $200,000.

               The accompanying notes are an integral part of the
                        consolidated financial statements

BIOFARM, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

6. Industry segment information


----------------------------------------------------------------------------------------------------
                                        Pharmaceutical Insurance   Aircraft    Corporate    TOTAL
                                         Manufacture   Brokering  Manufacture
----------------------------------------------------------------------------------------------------
                                             $'000        $'000       $'000       $'000      $'000
Period ended October 31, 1998
Sales                                           7,758        478        3,663          -     11,899
Operating income (loss)                         1,253       (18)        (146)      (326)        763
Pre-tax income (loss)                           1,015       (15)        (226)      (364)        410
Net income (loss)                                 385       (27)        (226)      (364)      (232)
Assets                                          8,927      1,234       14,191      1,091     25,443
Depreciation and amortization                     394         14        (375)          -         33

Year ended December 31, 1997
Sales                                           6,887        126            -          -      7,013
Operating income                                  682          3            -          -        685
Pre-tax income                                    324          5            -          -        329
Net income (loss)                                  63          3            -          -         66
Assets                                          6,893        368                              7,211
Depreciation and amortization                     539          5            -          -        544
----------------------------------------------------------------------------------------------------

7. Retirement Benefits

Britten-Norman Limited sponsors a defined benefit pension plan that covers all salaried employees. The following table summarizes the benefit obligations, the fair value of plan assets and the funded status for the four months ended October 31, 1998.

                                                  Pension
                                                 Benefits
                                           ----------------------
October 31,                                           1998
                                                     $,000

-----------------------------------------------------------------

Benefit obligation                                  $15,383
Fair value of plan assets                            15,844
-----------------------------------------------------------------

Funded status                                         $461
-----------------------------------------------------------------

Prepaid (accrued) benefit
Cost recognized in the balance sheets                 $375
-----------------------------------------------------------------

The amount of contributions to plan is as follows:

                                                  Pension
                                                 Benefits
                                           ----------------------
Four month period ended October 31,                   1998
                                                     $,000
-----------------------------------------------------------------

Employer contributions                                $108
-----------------------------------------------------------------


The following table provides the components of the net periodic benefit cost for the four months ended October 31, 1998.

               The accompanying notes are an integral part of the
                        consolidated financial statements

BIOFARM, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                                                  Pension
                                                 Benefits
                                           ----------------------
Four month period ended October 31,                   1998
                                                     $,000
-----------------------------------------------------------------

Service cost                                          $139
Interest cost                                         (10)
Net amortization and Deferral                         (19)
-----------------------------------------------------------------

Net cost                                              $110
-----------------------------------------------------------------

The weighted-average assumptions used in the measurement of the Company's benefit obligation are shown in the following table:

                                                   Pension
                                                  Benefits
                                           ------------------------
Four month period ended October 31,                    1998


-------------------------------------------------------------------

Discount rate                                         8.25%
Expected return on plan assets                        8.25%
Rate of compensation increase                         6.00%

8. Taxation

Income tax expense for the ten months ended October 31, 1998 and the year ended December 31, 1997 consist of the following:


                                    1998            1997
Current tax provision:
  U.S. Federal                     $  --           $ --
  State and local                     --             --
  Romania                            630            261
  United Kingdom                      12              2
                                   -----           -----
Total                              $ 642           $263
                                   =====           =====

               The accompanying notes are an integral part of the
                        consolidated financial statements

BIOFARM, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Deferred income tax assets and liabilities as of October 31, 1998 consist of the following:



                                                         1998
                                               ----------------------------
                                               (In thousands of US Dollars)


Deferred tax assets:
    Current:
       Inventory                                           $3
       Accrued expenses                                   141
    Non-current:
       Net operating losses                             8,495
       Property, plant and equipment                      258
                                                        -----
             Total deferred tax assets                  8,897
                                                        -----

Deferred tax liabilities
    Current:
       Accounts receivable
                                                           (5)
                                                        -----
             Total deferred tax liabilities                (5)
                                                        -----
Valuation allowance                                    (8,892)
                                                        -----
Net deferred tax assets                                 $ --
                                                       ======

The net deferred tax assets related to the Romanian operation amounting to $282 is fully offset by a valuation allowance, due to inflation and the continuing depreciation of the Romanian Lei (ROL). The ROL depreciated 50% during the year ended December 31, 1997, and depreciated a further 25% during the ten-month period ended October 31, 1998. This depreciation reflects the high rate of inflation present in the Romanian economy. Both inflation and currency depreciation are expected to continue in the foreseeable future, which may reduce the value of deferred tax assets. Accordingly, the Company has recorded a full valuation allowance against deferred tax assets for each period.

The net deferred tax assets related to the English operations amounting to $4,610 which consist primarily of net operating loss carryforwards ("NOL") amounting to $14,500 which under current UK tax legislation are available indefinitely. This is also fully offset by a valuation allowance due to the fact that it appears more likely than not that the Company will not generate income from operations in the foreseeable future so that the deferred tax assets will be utilized.

Biofarm has a deferred tax asset of approximately $4,000, related to an NOL, which have yet to be utilized. As a result of the sale of Biofarm's operating subsidiaries in 1996 and the issuance of additional shares of common stock, the amount of the NOL of approximately $11,700,000 may be limited. Also, the utilization of these losses, if available, to reduce the future income taxes will depend upon the generation of sufficient taxable income in the United States prior to the expiration of the NOL. The net operating losses will expire in various years through June 2014.

               The accompanying notes are an integral part of the
                        consolidated financial statements

BIOFARM, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes:

                                         Ten months Ended  Twelve months ended
                                         October 31, 1998   December 31, 1997

Statutory tax rate                               34.0%             34.0%
Romanian tax rate in excess of US
  federal rate                                    4.0               4.0
Inflationary effect on Romanian Lei              24.1              41.2
Amount attributable to unavailable
  United Kingdom current NOL's                   94.5               0.7
                                               ------             -----
Effective tax rate                              156.6%             79.9%
                                               ======             =====

9. Commitments and contingencies

Taxation

The taxation system in Romania is at an early stage of development and is subject to varying interpretations and changes, which may be retroactive. Although the actual tax due on a transaction may be minimal, penalties can be significant as they may be calculated based on the value of the transaction, and can be as high as 0.25% per day plus other penalties. In Romania, tax periods remain open for tax audits for 3 years.

Authorizations

The Company's operations require authorizations to both produce and sell products and annual production authorisations from the Romanian Government. Recently, certain expired authorisations were renewed so no significant operational risk can occur for the company in this respect.

Acquisitions

Pursuant to the Romanian privatization program, the Company submitted a bid to acquire SC Romaero S.A. Bucharest ("Romaero"), a state-owned entity engaged in the manufacture and maintenance of aircraft. The Company, using its wholly-owned subsidiary Britten-Norman Ltd. as the contracting party, executed the definitive acquisition agreement with the Romanian Government to acquire Romaero on January 29, 1999. Such contract provides for a basic purchase price of approximately $21 million as well as a commitment to invest an additional $60 million into Romaero over a five year period. Predicated upon information received from the Romanian Government prior to the latter's request for tenders, Romaero had total net assets of approximately $90 million at December 31, 1997.

There is a provision in the contract for subsequent renegotiation of the purchase price if it transpires there are material differences between the assets and liabilities acquired and those previously disclosed.

Guarantees

At October 31, 1998, Britten-Norman Limited ("BN") has outstanding bank guarantees amounting to approximately $3,192,000. $2,242,000 relates to guarantees required in order to cover advances and deposits by customers. Approximately $950,000 relates to agreements entered into by BN to repurchase aircraft at predetermined prices which approximate $2,600,000 up through 2002.

               The accompanying notes are an integral part of the
                        consolidated financial statements

BIOFARM, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


The aircraft if repurchased have an estimated fair value which approximates the repurchase price. In the opinion of the directors, adequate provision has been made in respect of any future liabilities under these arrangements.

10. Deferred credits

Deferred credits consist of amounts of negative goodwill not amortised at the balance sheet date.

                                                                (Thousands
                                                                   USD)

Negative goodwill arising on acquisition of Britten-Norman           $8,565
Less: amounts offset against long-lived assets                        2,217
                                                                    -------
                                                                      6,348
Less: Amortization in the year                                          375
                                                                    -------
                                                                    $ 5,973
                                                                    =======
This arose as follows:

                                                                (Thousands
                                                                   USD)

Fair value of net assets acquired:
        Cash and cash equivalents                                     $ 156
        Accounts receivable, net                                      1,477
        Inventories                                                  12,987
        Other current assets                                             95
        Property, plant and equipment, net                            2,217
        Short term borrowings                                       (2,461)
        Accounts payable                                            (1,683)
        Advances from customers                                     (2,758)
        Other current liabilities                                   (1,350)
                                                                    -------
                                                                    $ 8,680
Consideration                                                          --
Costs of acquisition                                                    115
                                                                    -------
                                                                    $ 8,565
                                                                    -------

11. Assets under Operational Lease

Future minimum lease payments as of October 31, 1998 for assets under operational lease are as follows:

Year ended                                             (In thousands
October 31                                            of US Dollars)
----------                                            --------------


1999                                                         $202
2000                                                          170
2001                                                           96
2002                                                           77
2003                                                           70
Thereafter                                                     38

Rent expense for the ten month period ended October 31, 1998 and the year ended December 31,1997 amounted to $ 105,000 and $50,000, respectively.


               The accompanying notes are an integral part of the
                        consolidated financial statements

BIOFARM, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

12. Litigation

Global is a defendant in two lawsuits in which the principal defendants are its former subsidiaries. Global is vigorously defending these suits on the basis that it is not a proper party defendant because the parent company has no contractual relationship with the respective plaintiffs and bears no responsibility to such plaintiffs. Management has determined that the outcome of these matters will not have a material adverse effect on the consolidated financial statements of The Company.

On June 28, 1996 (the date on which the sales of the operating subsidiaries was effected), Global agreed to acquire 100% of the issued and outstanding shares of capital stock of Phoenix Wrecking Corporation ("Phoenix"), a New York corporation which was also engaged in the remediation business. The proposed acquisition of Phoenix, which was publicly announced on July 1, 1996, was rescinded nunc pro tunc on November 6, 1996.

It is the position of Global that: (a) the 1,135,000 shares issued by Phoenix pursuant to two Form S-8 filings and 1,085,000 shares sold publicly have not been registered under Section 5(a) of the 1933 Act, and that it was unlawful to sell such shares in interstate commerce; (b) persons who received and sold the 1,085,000 shares were not persons entitled to receive the same pursuant to the Instructions to the use of Form S-8; (c) sellers of the 1,085,000 shares violated the anti-fraud provisions of Section 10(b) of the 1934 Act and Rule 10b-5 promulgated thereunder; (d) former counsel violated Section 10(b) and Rule 10b-5 when it filed with the Securities and Exchange Commission two Form S-8 Registration Statements that were materially false and misleading; and (e) former counsel violated the anti-fraud provisions of Section 17(a)(3) in obtaining money by means of an untrue statement of a material fact.

In January 1998, Global's complaint was sustained as to four of the five causes of action alleged by Global against the several defendants. In a Memorandum and Order entered on January 22, 1998, the Eastern District of New York sustained the complaint filed by Global as to the causes of action for malpractice, breach of contract, breach of fiduciary duty and unjust enrichment, and dismissed the cause of action for fraud. Global determined not to appeal the dismissal of the cause of action for fraud because the relief sought by Global (return of 1,135,000 shares and of proceeds derived from the sale thereof) is encompassed by the four causes of action that were sustained. Global is currently seeking recovery of all of the proceeds received by the sellers of the 1,085,000 shares, as well as the shares themselves, and has advised the introducing and clearing broker-dealers of its liability for the sale of unregistered stock and of their liability pursuant to the Exchange Act of 1934.

The recovery by Global of any portion of the sales proceeds received by the sellers of the 1,085,000 shares will, by agreement with Litchfield Continental, Ltd. ("Litchfield") belong exclusively to the stockholders of Global other than Litchfield. Since Litchfield is able to convert its debenture into common stock in increments over a five-year period and since the recovery date (if there be such) is not known, Litchfield's nonparticipation in any such recovery will be assured by assigning the proceeds of any such recovery to a new entity to be organized simultaneously with the Litchfield closing. The sole directors of the new entity will be the former three directors of Global. The shares of capital stock of the new subsidiary will be distributed to the stockholders of Global other than Litchfield upon the earlier of: (a) the recovery of any such proceeds; or (b) date on which Litchfield commences conversion of its debenture. Notwithstanding that recovery is mandated by the Instructions to Form S-8, there can be no assurance that recovery will be awarded or that, if awarded, any resulting judgement will be collectible. It is for this reason that Global has notified the introducing and clearing broker-dealers of potential liability for the recovery of such proceeds.

In April 1998, a lawsuit brought against Global seeking $1,350,000 as a direct result of a transaction entered into by Phoenix with the plaintiffs was settled for an aggregate of 200,000 shares of Global's common stock. The plaintiffs surrendered to Global all of their convertible debentures (amounting to $2,000,000 in the aggregate). All of the debentures were cancelled, and the judgement held by the plaintiffs was assigned to Global.

               The accompanying notes are an integral part of the
                        consolidated financial statements

BIOFARM, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

13. Other additional capital

In November 1997, Biofarm SA received a grant of ROL 5.6 billion from the State Ownership Fund ("SOF") as a part of the acquisition deal concluded with Shapiro Bancorp and according to the Romanian Laws. The Company has recorded this grant as an increase in capital, as such proceeds represent a financial incentive received from the government. Emergency Ordinance 37/1997 required the grant to be spent in the following priority:

    i) payment of overdue debts and related interest or penalties which were recorded in the Company's books at June 18, 1995

    ii) financing of investments in progress which originated prior to June 18, 1995

    iii) working capital.

14. Financial risk

Market Risk

The Romanian economy is in an early stage of market development, and there is a considerable degree of uncertainty surrounding the economy's future direction. The majority of the Company's customers, suppliers and operations are conducted in Romania, such that market risk exists with respect to the Company's activities in this country.

Currency Risk

Biofarm SA operates in a highly inflationary economy with significant currency depreciation. Accordingly, currency risk exists in respect to net monetary assets held in Romanian Lei. Exchange restrictions and controls exist relating to converting Romanian Lei into other currencies. At present, there is no market for conversion of Romanian Lei into foreign currencies outside of Romania. Cash balances include $190,000 held in Romanian Lei.

Credit Risk

The Company offers credit terms to its customers and is therefore exposed to risk of bad debt. The Company does not have any significant exposure to any single individual customer.

15. Going concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In October 1998, the Company completed the acquisition of three United Kingdom entities and one Romanian entity. The Company's management determined that each of the four acquisitions furthered the Company's overall strategic plan, that each was compatible with (and, in some instances, offered positive synergistic possibilities with each other, and that each possessed a high likelihood of contributing to the Company's overall profitability.

However, three of the Company's four subsidiaries do possess significant financial commitments that, in the aggregate, may require the Company to generate funds from the sale of securities or the issuance of debt. To the extent that management is able (as it demonstrated with Biofarm, S.A.) to reverse the operating losses of the four recent acquisitions and to have each become cash flow positive, such fund raising will be less of a significant factor.

               The accompanying notes are an integral part of the
                        consolidated financial statements

BIOFARM, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

In addition to the operating cash flow requirements the Company has significant capital requirements in order to service debt (see note 5) as well as finance acquisitions (see note 9). The availability of operating capital may be restricted if the Company's is unable to repatriate qualifying earnings from Romania. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

16. Subsequent events

The National Bank of Romania rate of exchange depreciated from USD 1 = ROL 9,592 at October 31, 1998 to USD1 = ROL 10,600 as of December 21, 1998. The main effect of currency depreciation consists on increase of inflation impact over the financial performances (financial losses).

On April 7, 1998, Litchfield agreed to acquire an interest in Rocky Mountain Ginseng, Inc. ("RMG"), a Canadian entity engaged in the marketing and distribution of raw ginseng root and value-added ginseng products. RMG was then under contract to acquire 100% of Fuzhou Fujian Drug Co., Ltd. ("FFDC"), a registered Chinese pharmaceutical concern. Thereafter, RMG received permission from the Chinese Government to complete the acquisition of FFDC.

In December, 1998, the Company exchanged 165,000 shares of its common stock for 1,800,000 shares of common stock of RMG which represented an 8% interest. As of that date, the Company and Litchfield owned approximately 19% of RMG. The Company acquired its initial interest in RMG in order to be able to distribute the pharmaceutical products of SA in China. FFDC possesses a Chinese Customs Registration Certificate, a license that permits FFDC to import and export pharmaceutical products into and from China.

The Company is currently finalizing the terms of an equity facility with SCC of which $3 million has already been advanced in December 1998. $2,200,000 of the funds were used to fund the costs of the pending acquisition of Romaero as well as to fund the initial cost of another acquisition in Romania which the Company is currently negotiating the terms.

17. Other financial information

The following selected unaudited financial information is being provided to present a summary of the consolidated results of the Company for the ten months ended October 31, 1997. The information presented below is for informational purposes only.
                                         Ten months Ended
                                         October 31, 1997

                                         Historical
                                         (unaudited)

Net sales                                 $5,800
Gross profit                               2,050
Income from operations                       570
Income taxes                                 220
Net Income                                    55
Earnings per share                        $   --


               The accompanying notes are an integral part of the
                        consolidated financial statements