Form 10QSB
period 1999-01-31
BIOFARM INC
filed 1999-03-22
CIK 888702

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-20317
                                                -------

                                  BIOFARM, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


              NEVADA                                    88-0270266
   -------------------------------            ---------------------------------
   (STATE OR OTHER JURISDICTION OF            (IRS EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)


          403 SALISBURY HOUSE, 31 FINSBURY CIRCUS, LONDON EC2M 5QQ U.K.
-------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                +44 171 588 8862
                ------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                 1244 MAIN STREET, LINFIELD, PENNSYLVANIA 19468
                 -----------------------------------------------
                    (FORMER NAME, FORMER ADDRESS, AND FORMER
                   FISCAL YEAR, IF CHANGED SINCE LAST REPORT)


     CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         STATE THE NUMBER OF SHARES OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY OUTSTANDING AS OF THE LATEST PRACTICABLE DATE: COMMON STOCK, PAR VALUE $.001 PER SHARE: 4,376,930 SHARES OUTSTANDING AS OF MARCH 22, 1999.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [X]

                         BIOFARM, INC. AND SUBSIDIARIES



                                TABLE OF CONTENTS

PART I.          FINANCIAL INFORMATION
                                                                    PAGE NUMBER

Item 1.    FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of January 31, 1999 (unaudited)     3

           Consolidated Statements of Operations (unaudited) for the
           Three Months Ended January 31, 1999 and 1998.                      4

           Consolidated Statements of Cash Flows (unaudited) for the
           Three Months Ended January 31, 1999 and 1998.                      5

           Notes to Consolidated Financial Statements (unaudited)             6

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF  OPERATIONS                                         7

PART II.         OTHER INFORMATION


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K                                   9

           Signatures                                                        10

                         BIOFARM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   As of December 31, 1998 and March 31, 1998

                                                                           JANUARY 31,
                                                                               1998
                                                                      -----------------------
                                                                           (Unaudited)
                                                                      (IN THOUSANDS, EXCEPT
                                                                       SHARE AND PER SHARE
                                                                             AMOUNTS
                                     ASSETS                     NOTE

CURRENT ASSETS:
  Cash and cash equivalents                                                 $  4,003
  Accounts receivables-net of allowance for                                    4,089
      Doubtful accounts amounting to $122
  Inventories                                                                 12,607
  Other current assets                                                           995
                                                                            --------
          Total current assets                                                21,694
                                                                            --------
  Goodwill                                                                       292
  Deposit                                                           2          1,141
  Investment                                                        3            794
  Property, plant and equipment, net                                           3,796
                                                                            --------
          Total assets                                                      $ 27,717
                                                                            ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short term borrowings                                                     $  3,932
  Current portion of mortgage loan                                  4             96
  Trade accounts payable                                                       4,193
  Advances from customers                                                      1,542
  Taxation                                                                       125
  Payroll and sales tax                                                          239
  Other current liabilities                                                    2,013
                                                                            --------
          Total current liabilities                                           12,140
                                                                            --------

  Mortgage loan, net of current portion                             4            998
  Deferred credits                                                             5,678
                                                                            --------
          Total liabilities                                                   18,816
                                                                            --------

  Advances under pending equity facility                            5          3,000
                                                                            --------
  Commitments and contingencies                                                 --

STOCKHOLDERS' EQUITY:
  Common stock, $0.001 par value; 25,000,000 shares authorized,
     4,376,930 shares issued and outstanding                                       4
  Receivable from stockholders from issuance of common stock                    (109)
  Additional paid-in capital                                                   8,614
  Accumulated deficit                                                         (2,674)
  Accumulated other comprehensive income                                          66
                                                                            --------
          Total stockholders' equity                                           5,901
                                                                            --------

          Total liabilities and stockholders' equity                        $ 27,717
                                                                            ========




              The accompanying notes are an integral part of these
                       consolidated financial statements
                                        3

                         BIOFARM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                      For the Three Months Ended
                                                    ------------------------------
                                                    January 31,         January 31,
                                                       1999               1998
                                                    ------------       ------------
                                           (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                    ------------       ------------
REVENUES, net sales                                 $      4,158       $      1,797
                                                    ------------       ------------

COSTS AND EXPENSES:
  Cost of sales                                           (2,303)            (1,250)
                                                    ------------       ------------

Gross Profit                                               1,855                547

  Selling, general and administrative expenses            (2,128)              (781)
  Research and development                                   (46)              --
  Other operating income                                      37                 53
                                                    ------------       ------------

Operating (loss)                                            (282)              (181)

  Net interest expense                                      (318)                (1)
  Net foreign exchange translation loss                     (653)               102
                                                    ------------       ------------

Loss before income tax expense                            (1,253)               (80)

  Income tax expense                                        (244)                33

NET (LOSS)                                                (1,497)               (47)

  Other comprehensive (loss):
     Foreign currency translation adjustments               (107)              --

Comprehensive (loss)                                $     (1,604)      $        (47)
                                                    ============       ============

Basic earnings and diluted income (loss) per
     common share                                   $      (0.07)      $       --
                                                    ============       ============


Weighted average number of common shares
   outstanding                                        21,464,269         21,464,269
                                                    ============       ============



              The accompanying notes are an integral part of these
                       consolidated financial statements
                                        4

                         BIOFARM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                           Three Months Ended
                                                         ----------------------
                                                         Jan. 31,      Jan. 31,
                                                           1999          1998
                                                         -------       -------
                                                             (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $(1,497)      $   (47)
                                                         -------       -------

  Depreciation                                               134           113
  Amortization of deferred credits                          (320)         --
  Amortization of goodwill                                     8          --
  Accretion of convertible debenture                          60          --
  Non-cash litigation                                       --              50
Changes in working capital components:
  Accounts receivable                                        553           (35)
  Inventories                                              1,001          (131)
  Other current assets                                      (274)         (787)
  Accounts payable                                          (621)          373
  Advances from customers                                   (171)         --
  Other current liabilities                                  141             1
                                                         -------       -------
          Net cash used in operating activities             (986)         (463)
                                                         -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposit paid                                            (1,141)         --
  Fixed assets purchased                                    (281)         (243)
                                                         -------       -------
          Net cash used in investing activities           (1,422)         (243)
                                                         -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from mortgage loan, net                         1,094          --
  Repayments of short term borrowings, net                  (225)         --
  Proceeds from Romanian government grant                   --            (697)
  Proceeds from common stock receivable                       40            28
  Advance under pending equity facility                     3,000          --
                                                         -------       -------
          Net cash provided by financing activities        3,909           725
                                                         -------       -------

Net increase in cash and cash equivalents                  1,501            19

Cash and cash equivalents at beginning of period           2,502           162
                                                         =======       =======
Cash and cash equivalents at end of period               $ 4,003       $   181
                                                         =======       =======


              The accompanying notes are an integral part of these
                       consolidated financial statements
                                        5

                         BIOFARM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 1999
                                   (Unaudited)




NOTE 1 -     BASIS OF PRESENTATION:

             The accompanying unaudited consolidated financial statements, which are for an interim period, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Annual Report on Form 10-KSB for the period January 1, 1998 to October 31, 1998 of Biofarm Inc. (" Biofarm"), as filed with the Securities and Exchange Commission.In the opinion of Biofarm, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended January 31, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -     DEPOSIT

             The deposit of $1,141,000 relates to funds lodged at a bank as security for a guarantee given by the bank in respect of the pending acquisition of Romaero, S.A..

NOTE 3 -     INVESTMENT

             The investment of $794,000 represents an 8% interest in Rocky Mountain Ginseng, Inc. ("RMG") which was acquired on December 18, 1998 when the Company exchanged 165,000 shares of its common stock for 1,800,000 shares of common stock of RMG. The investment has been accounted for in accordance with APB 16 at cost , being the fair value of the Company's common stock at the date of effective acquisition. A corresponding credit entry has been made to additional paid in capital.

NOTE 4 -     MORTGAGE LOAN

             Britten-Norman Limited has taken out a mortgage loan which is secured upon one of its aircraft. The loan is repayable over three years to December, 2001 in 35 equal instalments, including interest and capital, of $19,300 and a final payment of $624,000. Interest is fixed over the period of the loan at a rate of 9.5%.

NOTE 5 -     ADVANCES UNDER PENDING EQUITY FACILITY

             The Company is currently finalizing the terms of an equity facility with Suisse Capital Complex, Inc of which $3,000,000 was advanced in December 1998. Of the funds received $1,141,000 were used to fund the costs of the pending acquisition of Romaero (see note 2).

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSYS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


For the three months ended January 31, 1999 and 1998.

As a result of the Company's change of its fiscal year end to October 31, the three month period ended January 31, 1998, does not correspond to any accounting period previously reported by the Company. In addition, as a result of "reverse merger accounting," the Company's results for the three month period ended January 31, 1998 include the results of Biofarm S.A., and Burlington, Chamber & James Ltd., which were subsidiaries of Litchfield Continental Inc., prior to the reverse merger which took place on September 4, 1998, but not the Company's other subsidiaries.

Statements contained in this report which are not historical facts may be considered forward looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities Litigation Act of 1995. These forward looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected.

                                    OVERVIEW

During the three months ended January 31 1999, 54% of the Company's revenues from operations were earned from pharmaceutical sales in Romania by the Company's Biofarm, S.A,. subsidiary and 37% were from sales of aircraft and parts by the Company's Britten-Norman Ltd. subsidiary ("BN"). During the period, Biofarm, S.A. reported a substantial improvement in both profit margins and operating income, but net income was significantly adversely affected by foreign exchange translation losses resulting from continued devaluation of the Romanian Leu. BN suffered substantial losses during the period, however the Company also made significant capital investments on behalf of its business plan for BN, including a $1.1 million deposit towards the acquisition of Romaero, S.A., a Romanian aircraft manufacturer, whose business the Company believes will compliment BN. In addition BN has also signed an agreement with the Chinese Government for the purchase of three aircraft for a total price of $4.5 million.

The effect of the Company's Burlington, Chamber & James, Ltd. and Kaster Bioscience Ltd. subsidiaries on the Company's consolidated results of operations was negligible.

                       CONSOLIDATED RESULTS OF OPERATIONS

The Company's revenues for the first quarter ended January 31, 1999 (the "1999 Period") were $4,158,000, compared to $1,797,000 for the three month period ended January 31, 1998 (the "1998 Period"), an increase of 136%. Approximately 64% of this increase is due to the acquisition of BN, although most of the remainder is a result of sales growth at Biofarm, S.A. Cost of sales for the 1999 Period were $2,303,000 compared with $1,250,000 for the 1998 Period. Gross profit increased from $547,000, representing a gross margin of 30.4%, during the 1998 Period to $1,855,000, representing a gross margin of 44.6%%, during the 1999 Period. The increase in gross margins was primarily attributable to improvements in management at Biofarm, S.A., as a result of Biofarm Inc.'s takeover from the previous state-ownership.

The Company's selling, general, and administrative expenses increased to $2,128,000 in the 1999 Period compared to $781,000 in the 1998 Period. Reductions in expenses at Biofarm, S.A. were offset by the increase in the Company's corporate overhead as a result of the Company's expansion into its London headquarters and the hiring of staff necessary to oversee the Company's expansion and acquisitions. Most of the increase in consolidated expenses was attributable to BN and the necessity of keeping BN staffed to minimum levels as required by its Civil Aviation Authority licence and in anticipation of the Romaero acquisition and the Chinese government contract. Therefore, although Biofarm, S.A., reported an operating profit during the 1999 Period of $687,000, compared to an operating loss of $178,000 for the 1998 Period, BN's losses have offset this income and the group has a whole has reported an operating loss for the 1999 Period of $282,000 compared to $181,000 for the 1998 Period.

The Company posted a foreign exchange translation loss of $653,000 for the 1999 Period compared to a foreign exchange translation gain of $102,000 for the 1998 Period. This loss was a result of macroeconomic conditions in Romania, which were reflected in a significant devaluation of the leu during the 1999 Period. The Company expects that the leu will continue to devalue against the US dollar, although the rate of devaluation is expected to slow.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSYS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management is also actively expanding Biofarm S.A.'s sales outside of Romania to lessen the impact of local economic conditions.

As a result of the above factors, the Company's net loss, after tax and foreign currency translation adjustments was $1,604,000 for the 1999 Period compared with $47,000 for the 1998 Period. As stated above, the losses in the 1999 Period were primarily due to the requirement of minimum staffing at BN and the devaluation of the Romanian leu.

                          LIQUIDITY & CAPITAL RESOURCES

At January 31, 1999, the Company had cash and cash equivalents of $4,003,000 as compared with $2,502,000 at October 31, 1998. This increase in cash is as a result of a $3,000,000 financing, for which the Company has already received funds, but the terms of which have not yet been finalized. The Company believes that it has sufficient capital to cover losses generated by BN until production starts on the Chinese government contract and until the acquisition of Romaero, both of which the Company believes will result in BN becoming profitable. However, the Company currently does not have sufficient capital to complete the Romaero acquisition and there can be no guarantee that it will raise sufficient capital. As a result, BN may continue to sustain significant losses which will require the Company to significantly curtail BN's operations.

The Company believes that it has sufficient capital to continue to operate in its existing form, with the exception of the BN contingencies as described above. However, the Company is currently expending significant sums on potential acquisitions and the failure to complete such acquisitions could place significant demands on the Company's capital and could adversely affect the Company's operations.

YEAR 2000

The "Year 2000 Issue" is the result of computer programs written in the past that used two digits rather than four to denote the applicable year. As a result, these computer programs may not properly recognize acalendar dates beginning in the year 2000. The problem may cause systems to fail or miscalculate, thereby causing disruptions in operations, including a temporary inability to process transactions or engage in similar normal business opportunities.

The Company believes that the impact of the Year 2000 Issue on its operations will not be material and expects to be fully Year 2000 compliant by the end of its 1999 fiscal year. However, the Company is vulnerable to its supplier's and third parties (such as banks) failures to remediate their own Year 2000 problems.

                           PART II - OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K:

         (a) The following exhibits are filed with this Form 10-QSB for the quarter ended January 31, 1999 except those designated by an asterisk (*) which shall be filed by amendment hereto:

        -------------- ---------------------------------------------------------
        27.01          Financial Data Schedule
        -------------- ---------------------------------------------------------


         (b) During the quarter ended January 31, 1999, the following reports on Form 8-K were filed with the Securities and Exchange Commission, and are incorporated herein by reference:

                  November 18, 1998
                  January 13, 1999

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 22nd day of March 1999.


                                    BIOFARM, INC.



                                    By:     /s/  Keith Beekmeyer
                                            -----------------------------------
                                            Keith Beekmeyer
                                            President, Chairman of the Board


                                    By:     /s/  Karyn Hunter
                                            -----------------------------------
                                            Karyn Hunter
                                            Principal Financial Officer