Form 10QSB
period 1999-04-30
BIOFARM INC
filed 1999-06-18
CIK 888702

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
                                   (MARK ONE)

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

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


             NEVADA                                  88-0270266___
   -------------------------------  ---------------------------------
  (STATE OR OTHER JURISDICTION OF   (IRS EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

          403 SALISBURY HOUSE, 31 FINSBURY CIRCUS, LONDON EC2M 5QQ U.K.
-------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                +44 171 588 8862
-------------------------------------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)


-------------------------------------------------------------------------------
(FORMER NAME, FORMER ADDRESS, AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

     CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PAST
12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT REGISTRANT WAS REQUIRED TO FILE
SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST
90 DAYS.  YES [X]   NO [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     STATE THE NUMBER OF SHARES OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY OUTSTANDING AS OF THE LATEST PRACTICABLE DATE: COMMON STOCK, PAR VALUE $.001 PER SHARE: 4,376,930 SHARES OUTSTANDING AS OF JUNE 14, 1999.

  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES [  ]  NO [X]

                         BIOFARM, INC. AND SUBSIDIARIES


                               TABLE OF CONTENTS


PART I.             FINANCIAL INFORMATION                                              PAGE NUMBER
Item 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of April 30, 1999 (unaudited)                            3

          Consolidated Statements of Operations (unaudited) for the Three Months Ended
          April 30, 1999 and 1998.

          Consolidated Statements of Operations (unaudited) for the Six Months Ended              4
          April 30, 1999 and 1998.                                                                5

          Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended
          April 30, 1999 and 1998.                                                                6

          Notes to Consolidated Financial Statements (unaudited)                                  7

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                                                              8

PART II.  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                       11

          Signatures                                                                             12

                         BIOFARM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                              As of April 30, 1999


                                                                                         APRIL 30,
                                                                                            1999
                                                                                ----------------------------
                                                                                        (Unaudited)
                                                                                (IN THOUSANDS, EXCEPT SHARE
                                                                                AND PER SHARE AMOUNTS
                                                     ASSETS                      NOTE
CURRENT ASSETS:
  Cash and cash equivalents                                                                           $2,166
  Accounts receivables-net of allowance for
    Doubtful accounts amounting to $129                                                                4,191
  Inventories                                                                                         12,023
  Other current assets                                                                                 1,463
                                                                                           -----------------
    Total current assets                                                                              19,843
                                                                                           -----------------
  Goodwill                                                                                               284
  Deposit                                                                          2                   1,946
  Investment                                                                       3                   1,464
  Property, plant and equipment, net                                                                   3,693
                                                                                           -----------------
    Total assets                                                                                     $27,230
                                                                                           =================
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short term borrowings                                                                             $ 4,536
  Current portion of mortgage loan                                                 4                    100
  Trade accounts payable                                                                              4,263
  Advances from customers                                                                             1,119
  Taxation                                                                                              107
  Payroll and sales tax                                                                                 242
  Other current liabilities                                                                           2,612
                                                                                           -----------------
    Total current liabilities                                                                        12,979
                                                                                           -----------------
  Mortgage loan, net of current portion                                            4                    934
  Deferred credits                                                                                    5,400
    Total liabilities                                                                                19,313
                                                                                           -----------------
  Advances under pending equity issue                                              5                  3,000
                                                                                           -----------------
  Commitments and contingencies                                                                           -
STOCKHOLDERS' EQUITY:
  Common stock, $0.001 par value; 25,000,000 shares authorized,
    4,376,930 shares issued and outstanding                                                               4
  Receivable from stockholders from issuance of common stock                                           (109)
  Additional paid-in capital                                                                          8,614
  Accumulated deficit                                                                                (3,435)
  Accumulated other comprehensive income                                                               (157)
                                                                                           -----------------
    Total stockholders' equity                                                                        4,917
                                                                                           -----------------
    Total liabilities and stockholders' equity                                                      $27,230
                                                                                           =================

              The accompanying notes are an integral part of these
                       consolidated financial statements

                         BIOFARM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                              For the Three Months Ended
                                                ------------------------------------------------------
                                                        April 30,                   April 30,
                                                           1999                        1998
                                                --------------------------  --------------------------
                                                 (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
REVENUES, net sales                                            $    4,325                  $    2,448
COSTS AND EXPENSES:
  Cost of sales                                                    (2,077)                     (1,194)
                                                -------------------------   -------------------------
Gross Profit                                                        2,248                       1,254
  Selling, general and administrative expenses                     (2,362)                       (791)
  Research and development                                            (50)                        (12)
  Other operating income                                                3                         (99)
                                                -------------------------   -------------------------
Operating (loss / profit)                                            (161)                        352
  Net interest expense                                               (111)                          2
  Net foreign exchange translation loss                              (336)                        (25)
                                                -------------------------   -------------------------
Loss / profit before income tax expense                              (608)                        329
  Income tax expense                                                 (153)                       (213)
                                                -------------------------   -------------------------
NET (LOSS / PROFIT)                                                  (761)                        116
  Other comprehensive (loss):
    Foreign currency translation adjustments                         (223)                          -
Comprehensive (loss / profit)                                  $     (984)                 $      116
                                                =========================   =========================
Basic earnings and diluted income (loss) per
  common share                                                 $    (0.04)                 $     0.01
                                                -------------------------   -------------------------
Weighted average number of common shares
  outstanding                                                  21,884,650                  21,464,269
                                                =========================   =========================

                         BIOFARM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                               For the Six Months Ended
                                                ------------------------------------------------------
                                                        April 30,                   April 30,
                                                           1999                        1998
                                                --------------------------  --------------------------
                                                 (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
REVENUES, net sales                                            $    8,483                  $    4,245
COSTS AND EXPENSES:
  Cost of sales                                                    (4,380)                     (2,444)
                                                -------------------------   -------------------------
Gross Profit                                                        4,103                       1,801
  Selling, general and administrative expenses                     (4,490)                     (1,572)
  Research and development                                            (96)                        (12)
  Other operating income                                               40                         (46)
                                                -------------------------   -------------------------
Operating (loss / profit)                                            (443)                        171
  Net interest expense                                               (429)                          1
  Net foreign exchange translation loss                              (989)                         77
                                                -------------------------   -------------------------
Loss / profit before income tax expense                            (1,861)                        249
  Income tax expense                                                 (397)                       (180)
                                                -------------------------   -------------------------
NET (LOSS / PROFIT)                                                (2,258)                         69
  Other comprehensive (loss):
    Foreign currency translation adjustments                         (330)                          -
Comprehensive (loss / profit)                                  $   (2,588)                 $       69
                                                =========================   =========================
Basic earnings and diluted income (loss) per
  common share                                                 $    (0.11)                 $        -
                                                =========================   =========================
Weighted average number of common shares
  outstanding                                                  21,670,974                  21,464,269
                                                =========================   =========================

              The accompanying notes are an integral part of these
                       consolidated financial statements

                         BIOFARM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                          Increase (Decrease) in Cash


                                                            Six Months Ended
                                                     ------------------------------
                                                      April 30,           April 30,
                                                        1999                1998
                                                     -----------          ---------
                                                             (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                       $(2,408)                $69
Depreciation                                                307                 227
Amortization of deferred credits                           (640)                  -
Amortization of goodwill                                     16                   -
Accretion of convertible debenture                           60                   -
Non-cash litigation                                           -                  50
Changes in working capital components:
Accounts receivable                                         451               (244)
Inventories                                               1,585               (317)
Other current assets                                       (742)              (915)
Accounts payable                                           (551)                451
Advances from customers                                    (594)                  -
Other current liabilities                                   720                 267
                                                     ----------   -----------------
  Net cash used in operating activities                  (1,796)              (412)
                                                     ----------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit paid                                             (1,946)                  -
Investment purchased                                       (670)
Fixed assets purchased                                     (377)              (229)
                                                     ----------   -----------------
  Net cash used in investing activities                  (2,993)              (229)
                                                     ----------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage loan, net                          1,034                   -
Repayments of short term borrowings, net                    379                   -
Proceeds from Romanian government grant                       -                 697
Proceeds from common stock receivable                        40                  80
Advance under pending equity issue                        3,000                   -
                                                     ----------   -----------------
  Net cash provided by financing activities               4,453                 777
                                                     ----------   -----------------
Net change in cash and cash equivalents                    (336)                136
Cash and cash equivalents at beginning of period          2,502                 162
Cash and cash equivalents at end of period              $ 2,166                $298
                                                     ==========   =================


              The accompanying notes are an integral part of these
                       consolidated financial statements

                         BIOFARM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1999
                                  (Unaudited)


   NOTE 1 - BASIS OF PRESENTATION:

            The accompanying unaudited consolidated financial statements, which are for an interim period, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Annual Report on Form 10-KSB for the period January 1, 1998 to October 31, 1998 of Biofarm Inc. (" Biofarm"), as filed with the Securities and Exchange Commission

            In the opinion of Biofarm, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months and three months ended April 30, 1999 are not necessarily indicative of the results to be expected for the full year.

   NOTE 2 - DEPOSIT

            The deposits of $1,946,000 relate to funds of $1,141,000 lodged at a bank as security for a guarantee given by the bank in respect of the pending acquisition of Romaero S.A. and an advance of $805,000 in respect of the acquisition of the McCalls Group

   NOTE 3 - INVESTMENT

            The investment of $1,464,000 represents a 25% interest in Rocky Mountain Ginseng, Inc. ("RMG") of which (1) $ 794,000 represents a transaction on December 18, 1998 whereby he Company exchanged 165,000 shares of its common stock for 1,800,000 shares of common stock of RMG. (2) US$ 270,000 represents the Company's acquisition on March 5 1999 of 3,200,000 shares of common stock of RMG . and (3) US$400,000 represents the aggregate price of the Company's acquisition on March 5 1999 of a further 500,000 shares of common stock together with the rights attached to an investment of US$488,000 made in RMG.

            The investment has been accounted for in accordance with APB 16 at cost, being the fair value of the Company's common stock at the date of effective acquisition. A corresponding credit entry has been made to additional paid in capital.

   NOTE 4 - MORTGAGE LOAN

            Britten-Norman Limited has taken out a mortgage loan which is secured upon one of its aircraft. The loan is repayable over three years to December, 2001 in 35 equal instalments, including interest and capital, of $19,300 and a final payment of $624,000. Interest is fixed over the period of the loan at a rate of 9.5%.

   NOTE 5 - ADVANCES UNDER PENDING EQUITY ISSUE

            The Company is currently re-negotiating the terms of an equity issue with Suisse Capital Complex, Inc of which $3,000,000 was advanced in December 1998. Of the funds received, $1,141,000 were used to fund the costs of the pending acquisition of Romaero (see note 2).

ITEM 2: MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the six months ended April 30, 1999 and 1998.

As a result of the Company's change of its fiscal year end to October 31, the three month period ended April 30, 1998, does not correspond to any accounting period previously reported by the Company. In addition, as a result of "reverse merger accounting," the Company's results for the three month period ended January 31, 1998 include the results of Biofarm S.A., and Burlington, Chamber & James Ltd., which were subsidiaries of Litchfield Continental Inc., prior to the reverse merger which took place on September 4, 1998, but not the Company's other subsidiaries.

Statements contained in this report which are not historical facts may be considered forward looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities Litigation Act of 1995. These forward looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected.

                                    OVERVIEW

During the six month period ended April 30, 1999, 51% of the Company's revenues from operations were earned from pharmaceutical sales in Romania by the Company's Biofarm, S.A., subsidiary and 37% were from sales of aircraft and parts by the Company's Britten-Norman Ltd. subsidiary ("BN"). During the period, Biofarm, S.A. reported a substantial improvement in both profit margins and operating income, but net income was significantly adversely affected by foreign exchange translation losses resulting from continued devaluation of the Romanian Leu. BN suffered substantial losses during the period, but received a number of new orders for aircraft and services. The Company also made significant capital investments pursuant to its business plan for BN, including the continued holding in a separate account of a $1.2 million deposit towards the acquisition of Romaero, S.A., a Romanian aircraft manufacturer, whose business the Company believes will compliment BN. In addition to BN's agreement with the Chinese Northern Airlines for the purchase of three aircraft for a total price of $4.5 million of which a deposit of $712,000 has been paid to BN, an agreement has also been signed for the sale of an aircraft by BN to Hampshire Police, UK for $2.75 million, of which a deposit of $1,079,000 has been paid.


The effect of the Company's Burlington, Chamber & James, Ltd ("BCJ") and Kaster Bioscience Ltd. subsidiaries on the Company's consolidated results of operations was negligible. The purchase of the McCall group of companies, which includes a Lloyd's insurance broker was completed by BCJ on April 30, 1999 and became operative from May 4, 1999. Management believes that this acquisition will increase the revenues of the Company's insurance division with a resultant substantial increase in profitability.

                       CONSOLIDATED RESULTS OF OPERATIONS

The Company's revenues for the six month period ended April 30, 1999 (the "1999 Period") were $8,438,000 compared with $4,245,000 in the same period in 1998 ("the 1998 period"), a 99% increase. Approximately 83% of this increase is due to the acquisition of BN, although most of the remainder is a result of sales growth at Biofarm, S.A. Cost of sales for the 1999 Period was $4,380,000 compared with $2,444,000 in the 1998 period. Gross profit for the 1999 period was $4,103,000 representing a gross margin of 49%, compared with the gross profit of $1,801,000 in the 1998 six month period, an increase of 128%, and a gross margin for the 1998 period of 42%.

The Company's selling, general, and administrative expenses increased to $4,490,000 in the 1999 Period compared with $1,572,000 in the 1998 period. Reductions in expenses at Biofarm, S.A. were offset by the increase in the Company's corporate overhead as a result of the Company's growth and the hiring of staff necessary to oversee the Company's expansion and acquisitions. Most of the increase in consolidated expenses was attributable to BN and the necessity of keeping BN staffed to minimum levels as required by its Civil Aviation Authority licenses and in anticipation of the Romaero acquisition and the Chinese government and Hampshire Police contracts. Therefore, although Biofarm, S.A., reported an operating profit during the 1999 Period of $1,165,524, BN's losses have offset this income and the group as a whole has reported an operating loss for the 1999 Period of $443,000. In the 1998 period there was operating income of L.171,000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company posted a foreign exchange translation loss of $989,000 for the 1999 period compared to a foreign exchange translation profit of $77,000 in the 1998 period. This loss was a result of macroeconomic conditions in Romania, which were reflected in a significant devaluation of the Leu during the 1999 Period. However since March 1999 devaluation in the Leu has stabilized. The Company does not expect any such significant loss in the next quarter.

Management is also actively expanding Biofarm S.A.'s sales outside of Romania to lessen the impact of local economic conditions. A US dollar export contract for $200,000 has been signed with a large distributor in Moldova which should impact the Company's third and forth quarter results, reducing the Company's reliance on the Russian market. Discussions are also in place in the Ukrainian market.

As a result of the above factors, the Company's net loss, after tax and foreign currency translation adjustments for the 1999 period was $2,258,000. The 1998 period showed a net profit of $69,000. As stated above, the losses in the 1999 Period were primarily due to the requirement of minimum staffing at BN and the devaluation of the Romanian leu, both of which factors will have a decreasing impact in the forthcoming periods.

                         LIQUIDITY & CAPITAL RESOURCES

At April 30, 1999, the Company had cash and cash equivalents of $2,166,000. The Company believes that it has sufficient capital to cover losses generated by BN now that production has started on the Chinese government and Hampshire Police contracts, both of which the Company believes will result in BN becoming profitable. The Company currently does not have sufficient capital to complete the Romaero acquisition and there can be no guarantee that it will raise sufficient capital, though the Company is actively involved in raising such capital for the purchase.

The Company believes that it has sufficient capital to continue existing operations, with the exception of the completion of the Romaero acquisition as described above. In addition it believes that its new McCall insurance subsidiary will generate substantial income and profits to the Company. However, the Company is currently expending significant sums on potential acquisitions and the failure to complete such acquisitions could place significant demands on the Company's capital and could adversely affect the Company's operations.

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

                          PART II - OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

On April 13, 1999, the United States Bankruptcy Court for the District of Louisiana approved a settlement in the Gulf South bankruptcy matter, whereby the Company agreed to pay the bankruptcy estate the sum of $10,000 in full settlement of all claims against it. In addition, the Company received an assignment of Gulf South's claim of $78,000 against GSM (Lewis) Environmental (the "GSM Claim"). The settlement sum of $10,000 was paid on behalf of the Company by Global Enterprises (Nevada), Inc. ("GEN"), and the Company assigned its rights to the GSM Claim to GEN.

The Company has also assigned its causes of action in Global Spills Management, Inc. v. Schwalb, et.al. 96 Civ 6246 (TCP), U.S.D.C., E.D.N.Y., and its judgment of $1,023,500 against Phoenix Wrecking Corporation and certain of its affiliates in this matter to GEN.

GEN was formed by the former directors of the Company and is not an affiliate of the Company. Both of the above described assignments to GEN are part of an agreement between the former directors who now control GEN and the Company whereby they indemnified the Company from certain litigation matters which arose prior to October 5, 1998. The GEN has represented to the Company that it is acting on behalf of shareholders of record of the Company prior to October 5, 1999. However, the Company has no knowledge as to the accuracy of this representation.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

      (a) The following exhibits are filed with this Form 10-QSB for the quarter ended January 31, 1999 except those designated by an asterisk (*) which shall be filed by amendment hereto:


10.1   Contract for Purchase of Aircraft between Britten-Norman Limited and
----   Chinese Northern Airways, dated 21st November 1999
       -------------------------------------------------------------------------
10.2   Purchase Order for Aircraft to Britten-Norman Limited from Hampshire
----   Police, dated 10th May 1999
       -------------------------------------------------------------------------
27.01  Financial Data Schedule
-----  -----------------------

      (b) During the quarter ended April 30, 1999, the following reports on Form 8-K were filed with the Securities and Exchange Commission, and are incorporated herein by reference:

            May 13, 1999

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14th day of June 1999.


                         BIOFARM, INC.



                         By: /s/  Keith Beekmeyer
                             ------------------------------------------
                             Keith Beekmeyer
                             President, Chairman of the Board

                         By:/s/  Anil K Mahan
                            -------------------------------------------
                            Anil Mahan
                            Principal Financial Officer