Form 10QSB
period 1999-07-31
BIOFARM INC
filed 1999-09-17
CIK 888702

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-20317

                                  BIOFARM, INC.
                                  -------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

             NEVADA                                     88-0270266
--------------------------------             --------------------------------
 (STATE OR OTHER JURISDICTION OF             (IRS EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

          403 SALISBURY HOUSE, 31 FINSBURY CIRCUS, LONDON EC2M 5QQ U.K.
          -------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     STATE THE NUMBER OF SHARES OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY OUTSTANDING AS OF THE LATEST PRACTICABLE DATE: COMMON STOCK, PAR VALUE $.001 PER
SHARE: 4,376,930 SHARES OUTSTANDING AS OF SEPTEMBER 15, 1999.

     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [X]

                         BIOFARM, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS

PART I.                FINANCIAL INFORMATION                                             PAGE NUMBER
Item 1.    FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of  July 31 1999 (unaudited)                        3

           Consolidated Statements of Operations (unaudited) for the Three Months
           Ended July 31, 1999 and 1998.                                                      4

           Consolidated Statements of Operations (unaudited) for the Nine Months
           Ended July 31, 1999 and 1998.                                                      5

           Consolidated Statements of Cash Flows (unaudited) for the Nine  Months
           Ended July 31, 1999 and 1998.                                                      6

           Notes to Consolidated Financial Statements (unaudited)                             7

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF  OPERATIONS                                                                     8

PART II.                             OTHER INFORMATION

Item 5.    Other Information                                                                  9

           Signatures                                                                        10

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                  11



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

BIOFARM, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)
AS OF JULY 31 1999
--------------------------------------------------------------------------------

                                                    Note                           JULY 31, 1999
                                                    ----                           -------------
                                                                    (IN THOUSANDS OF US DOLLARS,
                                                              EXCEPT SHARE AND PER SHARE AMOUNTS)
ASSETS

Current assets
Cash and cash equivalents                            2                                   $ 5,104
Accounts receivable                                                                       14,886
Inventories                                                                               11,549
Other current assets                                                                       1,991
                                                                                         -------
   Total current assets                                                                   33,530

Goodwill                                           3,4                                     1,006
Deposits                                                                                   1,141
Investment                                                                                 1,464
Property, plant and equipment, net                                                         3,785
                                                                                         -------
   Total assets                                                                          $40,926
                                                                                         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Short term borrowings                                                                    $ 4,975
Current portion of mortgage loan and
  finance leases                                   163
Trade accounts payable                                                                    17,162
Advances from customers                                                                    2,649
Taxation                                                                                     227
Payroll and sales tax                                                                        204
Other current liabilities                                                                  2,623
                                                                                         -------
   Total current liabilities                                                              28,003

Mortgage loan and finance leases,
  net of current portion                                                                   1,007
Deferred credits                                                                           5,073
                                                                                         -------
   Total liabilities                                                                      34,083
                                                                                         -------
Advances under pending equity facility                                                     3,000
Commitments and contingencies                                                                 --

Stockholders' equity
Preferred stock $ 0.001 par value
  Authorized 5,000,000 shares, none issued
Common stock $ 0.001 par value
  Authorized 25,000,000 shares
  Issued and outstanding 4,376,930 shares                                                      4
Receivable from stockholders from
  issuance of common stock                                                                  (109)
Additional paid in capital                                                                 8,614
Accumulated deficit                                                                       (4,531)
Accumulated other comprehensive income                                                      (135)
                                                                                         -------
      Total stockholders' equity                                                           3,843
                                                                                         -------
Total liabilities and stockholders' equity                                               $40,926
                                                                                         =======


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        CONSOLIDATED FINANCIAL STATEMENTS

BIOFARM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THREE MONTHS ENDED JULY 31 1999
--------------------------------------------------------------------------------


                                                    FOR THE THREE MONTH       FOR THE THREE MONTH
                                                           PERIOD ENDED              PERIOD ENDED
                                                          JULY 31, 1999            JULY 31, 1998
                                                        ---------------           ---------------
                                          (IN THOUSANDS OF US DOLLARS, EXCEPT FOR PER SHARE DATA)
Net sales                                                    $   4,986                 $   2,803

Cost of sales                                                   (2,062)                   (1,306)
                                                                ------                    ------
GROSS PROFIT                                                     2,924                     1,497

Selling, general and administrative
expenses                                                        (3,004)                   (1,186)
Amounts written off in respect to
subsidiary in liquidation                                         (342)                       --
Research and development                                          (257)                      (16)
Other operating income (expense)                                    (8)                        6
                                                                ------                    ------
OPERATING (LOSS) INCOME                                           (687)                      301

Net interest expense                                               (93)                        1
Net foreign exchange translation loss                             (173)                     (159)
                                                                ------                    ------
(Loss) profit before income tax expense                           (953)                      143

Income tax (expense)                                                 7                      (182)
                                                                ------                    ------
Net (loss) income                                                 (946)                      (39)

Other comprehensive (loss) income:
Foreign currency translation adjustments                            22                        --
                                                                ------                    ------
Comprehensive (loss) income                                      $(924)                    $ (39)
                                                                 =====                     =====

BASIC (LOSS) INCOME PER SHARE                                  $ (0.04)                    $  --
                                                               =======                     =====
Weighted average number of common shares                    21,884,650                21,059,650
                                                            ==========                ==========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        CONSOLIDATED FINANCIAL STATEMENTS

BIOFARM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR NINE MONTH PERIOD ENDED JULY 31 1999
--------------------------------------------------------------------------------

                                                     FOR THE NINE MONTH        FOR THE NINE MONTH
                                                           PERIOD ENDED              PERIOD ENDED
                                                          JULY 31, 1999             JULY 31, 1998
                                                        ---------------          ----------------
                                          (IN THOUSANDS OF US DOLLARS, EXCEPT FOR PER SHARE DATA)
Net sales                                                       $13,469                   $ 7,048

Cost of sales                                                    (6,442)                   (3,750)
                                                                 ------                    ------

GROSS PROFIT                                                      7,027                     3,298

Selling, general and administrative
expenses                                                         (7,494)                   (2,758)
Amounts written off in respect to
subsidiary in liquidation                                          (342)                       --
Research and development                                           (353)                      (28)
Other operating income (expense)                                     32                       (40)
                                                                 ------                    ------

OPERATING (LOSS) INCOME                                          (1,130)                      472

Net interest expense                                               (522)                        2
Net foreign exchange translation loss                            (1,162)                      (82)
                                                                 ------                    ------

(Loss) profit before income tax expense                          (2,814)                      392

Income tax (expense)                                               (540)                     (362)
                                                                 ------                    ------
Net (loss) income                                                (3,354)                       30

Other comprehensive (loss) income:
Foreign currency translation adjustments                           (308)                       --
                                                                 ------                    ------
Comprehensive (loss) income                                     $(3,662)                     $ 30
                                                                =======                      ====

BASIC (LOSS) INCOME PER SHARE                                   $ (0.15)                     $ --
                                                                =======                      ====

Weighted average number of common shares                     21,742,983                 21,059,65
                                                             ==========                 =========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        CONSOLIDATED FINANCIAL STATEMENTS

BIOFARM & its Subsidiaries
NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
--------------------------------------------------------------------------------


                                                        FOR THE NINE MONTH         FOR THE NINE MONTH
                                                              PERIOD ENDED               PERIOD ENDED
                                                             JULY 31, 1999              JULY 31, 1998
                                                             -------------            ---------------
                                                                         (IN THOUSANDS OF US DOLLARS)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

Net (loss) income                                               $   (3,354)                  $     30

Depreciation                                                           475                        343
Amortization of deferred credits                                      (960)                        54
Amortization of goodwill                                                43                         --
Amounts written off in respect to
subsidiary in liquidation                                              342                         --
Accretion of convertible debenture                                      60                         --
Non-cash litigation                                                                                50
Changes in working capital components:
   Accounts receivable                                              (4,035)                      (526)
   Inventories                                                       2,057                       (352)
   Other current assets                                             (1,022)                      (466)
   Accounts payable                                                  3,291                        673
   Advances from customers                                             936                         --
   Other current liabilities                                           (40)                       163
                                                                ----------                   --------
Net cash used in operating activities                               (2,207)                       (31)
                                                                ----------                   --------

CASH FLOWS USED IN INVESTING ACTIVITIES:
Cash of acquired businesses                                          3,526                        156
Deposits paid                                                       (1,141)                        --
Investment purchased                                                  (670)                        --
Fixed assets purchased                                                (426)                      (628)
                                                                ----------                   --------
Net cash provided by investing activities                            1,289                       (472)
                                                                ----------                   --------

NET CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from mortgage loan, net                                     1,003                         --
Decrease in short term borrowings, net                                (523)                        --
Proceeds from Romanian Government grant                                 --                        697
Proceeds from common stock receivable                                   40                      1,135
Advance under pending equity facility                                3,000                         --
                                                                ----------                   --------
Net cash provided by financing activities                            3,520                      1,832
                                                                ----------                   --------
Net change in cash and cash equivalents                              2,602                      1,329

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                                  2,502                        162
                                                                ----------                   --------
CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                                   $    5,104                   $  1,491
                                                                ==========                   ========

BIOFARM & its Subsidiaries
NOTES TO CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
--------------------------------------------------------------------------------


1. The accompanying unaudited consolidated financial statements, which are for an interim period, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Annual Report on Form 10-KSB for the period January 1, 1998 to October 31, 1998 of Biofarm Inc. (" Biofarm"), as filed with the Securities and Exchange Commission. In the opinion of Biofarm, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months and three months ended July 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2.   CASH AND CASH EQUIVALENTS

     Cash and cash equivalents includes $2,710,000 of cash deposits of a subsidiary company which are subject to a floating charge held on trust by the Society of Lloyd's for the benefit of its insurance creditors.

3.   GOODWILL

     On April 30, 1999, Burlington, Chamber & James Limited, a wholly owned subsidiary of Biofarm effectively acquired 80% of the issued and outstanding shares of Alterproof Limited ("Alterproof"). The results of Alterproof's operations have been included in these unaudited consolidated financial statements from the date of acquisition.

     The acquisition has been accounted for as a purchase, with the assets and liabilities assumed recorded at fair values. The goodwill arising being the excess of the purchase price over the net assets acquired amounts to $988,000 and is being amortised on a straight line basis over 10 years.

4.   AMOUNTS WRITTEN OFF IN RESPECT TO SUBSIDIARY IN LIQUIDATION

     During the period one of the company's subsidiaries, Kaster Bioscience, was placed into insolvent liquidation. As there is currently no expectation of any funds being returned to the company a charge of $342,000 has been made in these financial statements. This charge comprises a write off of the balance of unamortized goodwill of $237,000 and full provision against advances made to this subsidiary.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FOR THE NINE MONTHS ENDED JULY 31, 1999 AND 1998.

As a result of the Company's change of its fiscal year end to October 31, the three-month period ended July 31, 1998, does not correspond to any accounting period previously reported by the Company. As a result of "reverse merger accounting," the Company's results for the nine month period ended July 31, 1998 include the results of Biofarm S.A., and Burlington, Chamber & James Ltd., for the whole of that period and those of Britten-Norman Ltd. from 17th July 1998 when it became a subsidiary of Litchfield Continental Ltd.,

On April 30 1999, the Company's subsidiary Burlington Chamber & James Ltd. purchased 80% of the share capital of Alterproof Limited, the holding company of the McCall Group, which includes McCall Holdings Limited, a Lloyds Broker. The results of Alterproof Limited have been included only since its acquisition.

Statements contained in this report which are not historical facts may be considered forward looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected.

                                    OVERVIEW

During the nine month period ended July 31, 1999, 43% of the Company's revenues from operations were earned by the sale of aircraft and parts by the Company's Britten Norman Limited ("BN"), subsidiary, 15% by Burlington Chamber & James Limited and its newly acquired subsidiaries and 42% from pharmaceutical sales in Romania by the Company's Biofarm, S.A,. subsidiary. During the nine month period, Biofarm, S.A. reported improvement in gross profit margins, but operating and net income was significantly adversely affected by foreign exchange translation losses and depressed sales revenue, resulting from devaluation of the Romanian Leu. The weakness of the Romanian economy and the consequent inability of Biofarm S.A. to raise prices due to regulatory constraints were factors in the company's performance in the third quarter and there was a decline in income. BN continued to suffer substantial losses during the period. However, in addition to the sales of aircraft previously reported, Britten Norman has substantially increased its sales of aircraft parts and its net sales have increased substantially. Income from the aircraft division now represents the largest element of the Company's aggregate revenue. The Company has made significant capital investments on behalf of its business plan for BN, including a deposit of approximately $1,100,000 towards the acquisition of Romaero SA, a Romanian aircraft manufacturer whose business the Company believes will compliment BN. Negotiations with the Romanian State Ownership Fund for conclusion of the contract have continued.

As a consequence of Kaster Bioscience Limited being placed into liquidation there is currently no expectation of any funds being returned to the Company from the liquidator.

The Company believes that the acquisition by its subsidiary Burlington Chamber & James Limited of Alterproof Limited, the holding company for the McCall Group, will increase the revenues of the Company's insurance division over the following year with a resulting increase in profitability.

                       CONSOLIDATED RESULTS OF OPERATIONS

The Company's revenues for the nine month period ended July 31, 1999 (the "1999 Period") were $13,469,000 compared with $7,048,000 in the same period in 1998 ("the 1998 period"), a 91% increase. The increase reflects the acquisition of BN and the purchase of the McCall Group. Cost of sales for the 1999 period was $6,442,000.00 compared to $3,750,000 for the 1998 period. Gross profit for the 1999 period was $7,027,000 representing a gross margin of 52% compared with gross profit of $3,298,000 in the 1998 period, representing a gross margin for the 1998 period of 47%. The increase in gross profit between the 1998 period and the 1999 period is 131% .

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The Company's selling general and administrative expenses increased to $7,494,000, in the 1999 period, reflecting the increased activities of the Company, compared with $2,758,000 in the 1998 period. The operating loss was attributable largely to the necessity of BN to keep minimum levels of staff as required by its civil aviation authority licenses and in anticipation of the Romaero acquisition and of its increased costs in purchasing parts and equipment to carry out its newly acquired orders. The Company recorded a $1,130,000 operating loss in the 1999 period as compared with a profit of $472,000 in the 1998 period.

The Company posted a foreign exchange translation loss of $1,162,000 for the 1999 period compared to a foreign exchange translation loss of $82,000 in the 1998 period. This loss was a result of macroeconomic conditions in Romania, which were reflected in a significant devaluation of the Leu during the 1999 period. However, since March 1999 the value of the Leu has become more stabilized. The loss in the third quarter was less significant than in the past and the Company does not expect significant loss in the next quarter.

Management continues to seek to expand Biofarm S.A.'s sales outside of Romania to lessen the impact of local economic conditions. Marketing efforts continue in the CIS markets.

As a result of the above factors the Company's net loss was $3,354,000 in the 1999 period and after foreign currency translation adjustments a comprehensive loss of $3,652,000 as compared with a net profit of $30,000 in the 1998 period. As stated above the losses in the 1999 period are primarily due to expenses incurred in the increased activity at BN and the devaluation of the Romanian Leu. The improvement of both of these factors should assist in improving the position of the Company in the forthcoming period. The acquisition of the McCall Group, once fully re-organized, should have a positive effect on the Company's net income.

                          LIQUIDITY & CAPITAL RESOURCES

On July 31 1999, the Company had cash and cash equivalents of $5,104,000. The Company currently does not have sufficient capital to complete the Romaero acquisition and there can be no guarantee that it will raise sufficient capital, though the Company is actively involved in raising such capital for the purchase.

The Company believes that its new McCall insurance subsidiary will generate income and profits to the Company.

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

                           PART II-OTHER INFORMATION

ITEM 5. OTHER INFORMATION

The Company's wholly owned subsidiary Kaster Bioscience Limited made small but significant losses since its acquisition by the Company. Management took the view that substantial investment was needed over a lengthy period to bring Kaster Bioscience Limited into profit and even then could not guarantee the success of the Company. Management decided therefore to appoint a liquidator and a meeting of creditors was held on the 27th July 1999, and Kaster Bioscience Limited was placed into liquidation on the 3rd August 1999. The consolidated statement of income reflects an exceptional charge of $342,000 in respect of this subsidiary.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) The following exhibits are filed with this Form 10-QSB for the quarter ended July 31, 1999 except those designated by an asterisk (*) which shall be filed by amendment hereto:


     27.01   Financial Data Schedule


(b) Reports on Form 8K during the quarter ended July 31, 1999, the following reports on Form 8-K were filed with the Securities and Exchange Commission, and are incorporated herein by reference:

Form 8K/A July 13th 1999

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14th day of September 1999.


                                                                 BIOFARM, INC.


                                       BY:    /S/ KEITH BEEKMEYER
                                              --------------------------------
                                              Keith Beekmeyer
                                              President, Chairman of the Board


                                       BY:    /S/ ANIL K MAHAN
                                              --------------------------------
                                              Anil Mahan
                                              Principal Financial Officer