Form 10KSB
period 1999-10-31
BIOFARM INC
filed 2000-01-28
CIK 888702

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 1999

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                         Commission File Number 0-20317

                             ----------------------

                                  BIOFARM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Nevada                                         88-0270266
---------------------------------                   -------------------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                   Identification No.)

                 1244 Main Street, Linfield, Pennsylvania 19468
   --------------------------------------------------------------------------
   (United States address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (610) 495-8413

                         ------------------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock ($.001 Par Value)

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes X                              No __
                     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

            State isser's revenues for its most recent fiscal year.
                                      None.

     As of January 20, 2000, 4,376,930 shares of Common Stock ($.001 par value) were issued and outstanding. The aggregate market value of the Common Stock held by non-affiliates was approximately $4,141,043, determined by the closing sale price on that date based upon 4,020,430 shares owned by non-affiliates.

-------------------------------------------------------------------------------

                                TABLE OF CONTENTS


Part I

       Item 1.    Description of Business

       Item 2.    Description of Property

       Item 3.    Legal Proceedings

       Item 4.    Submission of Matters to a Vote of Security Holders

Part II

       Item 5.    Market for Common Equity and Related Stockholder Matters

       Item 6.    Management's Discussion and Analysis or Plan of Operation

       Item 7.    Financial Statements

       Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III

         Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

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

A.   PLAN OF REORGANIZATION (and Events Prior to September 4, 1998)

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

     Giving effect to the (a) satisfaction of the indebtedness due Meridian Bank, and (b) liabilities assumed by the purchasers of the four operating subsidiaries being treated herein as having occurred on June 28, 1996, the Company remained, as of June 30, 1996, with fixed liabilities of $814,000. Commencing in July, 1996, the Company, as an alternative to creditor proceedings that would have involved legal and accounting costs disproportionate to the dollar amount of its remaining liabilities, commenced a voluntary plan of payment at a discount. Creditors were offered an immediate settlement equal to 37.5% of the amount owed (except for claims under $100 which were liquidated in full). Such offer resulted, as of June 30, 1997, in $691,892 in the aggregate of claims being settled for the sum of $237,711. As of October 31, 1999, total liabilities of the Company were approximately $10,000.

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

B. ACQUISITIONS EFFECTED SUBSEQUENT TO IMPLEMENTATION OF PLAN OF REORGANIZATION (and Events Subsequent to September 4, 1998)

(i)  ACQUISITION OF BIOFARM, S.A.

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

     The Debenture provided that there was no interest due or payable on the principal sum and was non-negotiable and non-transferable. The Debenture was non-redeemable and did not represent a debt obligation of the Company. The Debenture also provided that, from time-to-time, for a period of five (5) years from the date of the Debenture, the holder thereof could convert a portion, but not less than 2.5%, of the original principal sum into shares of the Company's Common Stock. The Debenture was convertible at the rate of 2% of the then issued and outstanding Common Stock of the Company for each 2.5% of the principal sum of the Debenture that was converted. Therefore, and in accordance with the terms of the Debenture, if the entire principal sum of the Debenture was converted, the holder would own eighty (80%) percent of the Company's issued and outstanding Common Stock based upon the number of shares thereof issued and outstanding as of the date of conversion. The Company had a sufficient number of shares of Common Stock authorized to effect the entire conversion. Such conversion was not permitted prior to January 31, 1999, but was permissible thereafter and for a period of five years from the closing date. An additional maximum of five percent (5%) of the Company's then issued and outstanding shares were set aside for issuance to Litchfield for each of the fiscal periods ended December 31, 1998, and ending December 31, 1999, dependent upon the realization by Biofarm of certain earnings increases (measured by the earnings of Biofarm for the fiscal period ended December 31, 1997). For the ten month fiscal period ended October 31, 1998, Biofarm (on an annualized basis) did not meet the required earnings test. If Biofarm had net income of $825,000 for the fiscal period ending October 31, 1999, Litchfield would have earned an additional maximum of five (5%) percent of the Company's Common Stock.

Accounting Treatment

     Inasmuch as Litchfield obtained voting control, and had Board of Directors and management control of the Company since the election of the Litchfield nominees to the Board of Directors was approved by the shareholders of the Company on October 5, 1998, for financial accounting purposes the acquisition of Biofarm by the Company was accounted for as a reverse purchase in accordance with generally acceptable accounting principles. Accordingly, the statement of financial condition and statements of operations and cash flows at October 31, 1998, the Company's new fiscal year adopted on November 24, 1998, reflected the historical balance sheet and activities of Biofarm for all of the required reporting periods as well as the operating results of the Company from the reverse merger date (October 5, 1998). In addition, for accounting purposes the shares issuable pursuant to the conversion of the Debenture were deemed to be issued and outstanding for the periods presented in the financial statements included with the Form 10-KSB (for the fiscal period ended October 31, 1998) filed on February 19, 1999.

Form 8-K Filings Relating to Biofarm, S.A.

     Reference is made to the Form 8-K filings of the Company, dated March 6 and November 18, 1998, and January 13, 1999, including the financial information concerning Biofarm required by Form 8-K, for further information concerning the Biofarm acquisition. Also, the Company's Proxy Statement, dated September 21, 1998, contains additional information concerning Biofarm. (Reference is also made to the Form 8-K filing of the Company, dated November 12, 1999, for information pertinent to the rescission of the Biofarm transaction.)

(ii) ACQUISITION OF THREE UNITED KINGDOM ENTITIES

     On October 13, 1998, the Company's Board of Directors adopted a resolution to acquire 100% of the issued and outstanding shares of capital stock of three United Kingdom entities: Britten-Norman Ltd.; Kaster Bioscience Ltd.; and Burlington, Chamber & James Ltd. (which, in turn, owns 51% of Burlington and James Ltd.).

     Each of such acquisitions was also obtained from Litchfield, from which the Company acquired Biofarm on September 4, 1998. Because Litchfield held a convertible non-negotiable secured Debenture issued by the Company as consideration for the acquisition of Biofarm in the principal amount of $6,434,681, and because such Debenture converted into eighty (80%) percent of the then issued and outstanding shares of Common Stock of the Company, Litchfield contributed the capital stock of the three UK entities to the Company without additional consideration.

     Closing of the three acquisitions was subject to the condition subsequent of the receipt of audited financial statements of each as of October 31, 1998 (the Company's newly-adopted fiscal period), acceptable to the Company. On February 18, 1999, such audited statements were delivered to and approved by the Board of Directors of the Company then controlled by Litchfield. Thereby, the Company deemed such acquisitions to have been effected prior to October 31, 1998, and included such financial statements in the fully consolidated audited financial statements of the Company for the latter's new fiscal period ended October 31, 1998, utilizing Litchfield's historical costs.

(a)  Britten-Norman Ltd.

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

(b)  Kaster Bioscience Ltd.

     Kaster Bioscience Ltd. ("Kaster") was established to supply pre-prepared microbiological support media to the pharmaceutical industry. The manufacture of growth media to grow bacteria is widely used to test effectively sterile production in the pharmaceutical industry. Although the immediate focus is to meet the demand for pre-prepared nutrient-rich agar (solid gel) products, management anticipated that future developments would also include an integrated microbiological support service. Kaster was also supposed to provide environmental monitoring services to pharmaceutical manufacturers.

     Recent reappraisals by regulatory authorities of the quality standards necessary to the manufacture of sterile products mandate that materials used in environmental monitoring be subject to validation and ongoing quality control. The potential customer base includes pharmaceutical companies, laboratory supply customers, testing laboratories and hospitals. It was also contemplated that Kaster would compliment the strategic objectives of Biofarm, S.A., both as to existing and to new products by providing technical expertise and more exacting standards. The Kaster facility, located in 9,250 square feet of quality manufacturing space in Crewe (Chesire) United Kingdom, also includes laboratory and office space.

(c)  Burlington, Chamber & James Ltd.

     Burlington, Chamber & James Ltd. ("BCJ") operates as an insurance intermediary placing insurance for its clients (including the Company) in the London insurance market. BCJ handles all aspects of insurance, including but not limited to, UK commercial, aviation, marine and facultative reinsurance on a worldwide basis.

     The acquisition of BCJ was intended to benefit the Company by way of income received both from placing insurance requirements for its clients and by meeting the specific requirements of the Company. Further benefits existed in the in-house advice readily available to the Company on the insurance required to protect the Company's assets. Burlington & James Ltd. (a 51%-owned subsidiary of
BCJ) was created as a regional company. Its operations through October 31, 1998, have not been material.

(iii) ACQUISITION OF SC ROMAERO S.A. BUCHAREST

     Pursuant to the Romanian privatization program, the Company submitted a bid to acquire SC Romaero S.A. Bucharest ("Romero"), a state-owned entity engaged in the manufacture and maintenance of aircraft. The Company, using its wholly-owned subsidiary Britten-Norman Ltd. as the contracting party, executed the definitive acquisition agreement with the Romanian Government to acquire Romaero on January 29, 1999. Such contract provided for an initial purchase price (subject to adjustment) of approximately $21 million as well as a commitment to invest an additional $60 million into Romaero over a five year period. Predicated upon information received from the Romanian Government prior to the latter's request for tenders, Romaero had as of December 31, 1997, a total net asset value of approximately $90 million. According to Litchfield, such purchase price was subsequently reduced to approximately $10 million. Notwithstanding such reduction in purchase price, as of October 31, 1999, Litchfield had not obtained the financing necessary to consummate the Romaero acquisition.

(iv) ACQUISITION OF MINORITY INTEREST IN ROCKY MOUNTAIN GINSENG, INC.

     On April 7, 1998, Litchfield (prior to its transfer on September 4, 1998, of approximately 87% of Biofarm to the Company), agreed to acquire an interest in Rocky Mountain Ginseng, Inc. ("RMG"), a Canadian entity engaged in the marketing and distribution of raw ginseng root and value-added ginseng products. RMG was then under contract to acquire 100% of Fuzhou Fujian Drug Co., Ltd. ("FFDC"), a registered Chinese pharmaceutical concern. On September 15, 1998, RMG received permission from the Chinese Government (Fuzhou Gu Ou District for Economic and Trade Bureau) to complete the acquisition of FFDC.

     Litchfield acquired its initial interest in RMG in an attempt to develop distribution possibilities for the pharmaceutical products of its then-owned Biofarm subsidiary by providing the funding for RMG's purchase of FFDC. Litchfield invested $650,000 in RMG; of which $433,000 was placed in escrow pending completion of the transaction. Litchfield acquired approximately 17% of the capital stock of RMG by obtaining ownership of 3,700,000 shares thereof. FFDC possesses a Chinese Customs Registration Certificate, a license that permits FFDC to import and export pharmaceutical products into and from China. FFDC also possesses a Drug Producing Enterprise Certificate, a Drug Producing Enterprise Quality License and a Legal Business License, all issued to FFDC by the Chinese Government. Litchfield believed that, by virtue of its own relationship with RMG, these permits and licenses would enable its Romanian pharmaceutical subsidiary (Biofarm) to distribute its products in China. Also, it was believed that these permits and licenses might give its Romanian pharmaceutical subsidiary the opportunity to negotiate joint venture agreements with other pharmaceutical companies seeking to distribute their products in the Chinese market. FFDC has in place its own sales and distribution network now numbering 131 outlets in mainland China.

     On December 12, 1998, the Company obtained ownership of approximately 8% of the capital stock of RMG by acquiring 1,800,000 shares of capital stock of RMG in exchange for an aggregate of 165,000 shares of the Company's Common Stock. (None of such 165,000 shares has been registered for sale under the 1933 Act; and all such shares bear a restrictive legend.) Such 165,000 shares were issued to Balmerino Ltd., a Gibraltar entity unaffiliated with the Company but which may have had a relationship with Litchfield.

C.   RESCISSION OF THE TRANSACTIONS BETWEEN THE COMPANY AND LITCHFIELD

     (Reference is made to Form 8-K, filed November 12, 1999, for information concerning the rescission of all transactions between the Company and Litchfield, to which filing is annexed as an Exhibit thereto the Rescission Agreement, dated October 31, 1999, between the Company and Litchfield.)

     Effective October 31, 1999, the Company entered into a Rescission Agreement with Litchfield. Pursuant to the terms of a Convertible Debenture in the principal amount of $6,434,681 issued by the Company to Litchfield on September 4, 1998, such Convertible

Debenture was convertible at any time thereafter into a maximum of 17,507,720 shares of Company's Common Stock ($.001 par value). In exchange for such Convertible Debenture, Litchfield transferred to the Company 87% of the capital stock of Biofarm, S.A., a Romanian pharmaceutical manufacturer. Thereafter, Litchfield transferred to the Company the capital stock of three United Kingdom entities, control of which had been assumed by Litchfield in July, 1998. The Rescission Agreement was approved by a majority of the Company's shareholders pursuant to Section 78:320 of the Nevada Revised Code.

     On October 5, 1998, the nominees of Litchfield were elected to the Board of the Company and the previous three directors resigned therefrom. Such election was the subject of the September 21, 1998, Proxy Statement (accompanied by the change in the name of the Company).

     For additional information, reference is made to the following relevant documents previously filed by the Registrant pursuant to the 1934 Act:

     a)   Proxy Statement, dated September 21, 1998

     b)   Form 8-K/A filed November 19, 1998

     c)   Form 10-KSB filed February 19, 1999

     d)   Form 8-K filed November 12, 1999

     The effect of the Rescission Agreement is to restore the Company to the situation that existed prior to September 4 and October 5, 1998. Thus:

     a) The Company's Convertible Debenture issued to Litchfield was cancelled and the Company returned to Litchfield the four companies transferred to the Company by Litchfield;

     b) The Litchfield nominees to the Company's Board tendered their resignations therefrom and the three directors of the Company who occupied such office prior to October 5, 1998, were restored as the directors of the Company; and,

     c) Litchfield indemnified the Company against liabilities incurred since October 5, 1998, except for one such indebtedness in the amount of $200,000, and Litchfield issued to the registrant a five-year convertible note of Litchfield in the principal amount of $439,250 (plus interest at 6% per annum).

     The rescission of the transaction with Litchfield was motivated by the fiscal 1998 operating losses and the going concern reservation expressed by BDO International (the Company's independent auditors) on the financial statements at and for the year ended October 31, 1998. This going concern reservation was included in the Form 10-KSB filed on February 19, 1999. Further, doubt about the viability of the Company was exacerbated by the operating loss of approximately $3.6 million for the nine months ended July 31, 1999, which losses were attributable by Litchfield to the three United Kingdom entities transferred to the Company by Litchfield after October 5, 1998. In the opinion of the three directors named to replace the Litchfield nominees on the Board of the Company, based on the continuing losses from operations it was probable that the auditors would again issue a going concern opinion on the financial statements for fiscal 1999, and that due to its persistent deteriorating financial condition it was possible that the Company would not be able to remain as a viable entity for a reasonable period of time, and that it therefore would not be able to stay current in all its required 1934 filings. Consequently, it was determined to effect the rescission of the transaction with Litchfield.

     Predicated upon legal opinions received by the Company concerning the effect of rescission under New York law upon existing contractual relationships, upon the terms of the Rescission Agreement dated October 31, 1999, upon the retirement by the Company of all of the consideration issued to Litchfield, and upon the manifest inability of the Company to obtain audits of the Litchfield-contributed entities at October 31, 1999, the Company deems the acquisition of the Litchfield-contributed entities to be a nullity and void ab initio. Accordingly, the accounts and operations of Biofarm, Britten-Norman, Kaster and Burlington, have been omitted from the Company's financial statements for the fiscal year ended October 31, 1999. Apart from the legal effect of the Rescission Agreement upon the form and content of the Company's financial statements at October 31, 1999, the Company is advised by the Litchfield-appointed auditors that inclusion of the financial statements of the four Litchfield-contributed entities in the Company's October 31, 1999, audited financial statements would be impossible because (a) Biofarm (as a private entity) needs no October 31, 1999, audit to comply with Romanian regulations,
(b) Kaster has been placed in liquidation by Litchfield, (c) Burlington has changed its fiscal year to April 30, and (d) Britten-Norman cannot be audited at October 31, 1999, until and unless Litchfield discharges its prior audit indebtedness to such audit firm in the amount of approximately $50,000. In addition, Litchfield has (a) been singularly uncooperative in helping to resolve the effects of material misstatements and omissions made by Litchfield in the October 31, 1999, Rescission Agreement, and (b) not been responsive to requests that it permit audits at October 31, 1999, of its four previously contributed entities.

     With respect to the accounting issue presented by virtue of the rescission, effective October 31, 1999, of the transactions with Litchfield, namely, whether rescission voids the Litchfield transactions nunc pro tunc or whether rescission requires treatment of the Litchfield transactions as discontinued operations requiring inclusion of the Litchfield entities in the Company's financial statements for the fiscal year ended October 31, 1999, the Company believes that such decision is sui generis and must be decided based upon the facts peculiar to the Litchfield transactions. In that regard, the Company learned that the Escrow Agreement entered into between the Company and Litchfield as part of the September 4, 1998, purported closing with Litchfield of the sale of approximately 87% of Biofarm, S.A. to the Company by Litchfield in exchange for the Company's Debenture, may never have been actually consummated. Although the Company, Litchfield and the Escrow Agent each executed such Escrow Agreement, the Company has been unable to confirm that the Escrow Agent retained the original Debenture with the Company's signature affixed thereto. Nor has the Company been able to confirm receipt by the Escrow Agent of stock certificates representing the approximately 87% of the capital stock of Biofarm, S.A. required to be deposited with such Escrow Agent. Assuming failure of Litchfield ever to deliver the foregoing escrow items to the Escrow Agent, it is the Company's position that the Company never took possession of the former Litchfield entities and cannot be deemed ever to have controlled such entities. Each of the foregoing failures would constitute further evidence of the effect of the underlying transaction with Litchfield as being void ab initio. The Company has also solicited and received an opinion from outside counsel that New York law treats the Rescission Agreement as rendering the Litchfield transactions void ab initio: that is, as if such transactions never occurred.

     The Escrow Agreement referred to above is either referred to in or constitutes part of the following documents:

     (a)  Stock Purchase Agreement of April 1, 1998;

     (b)  Addendum to Stock Purchase Agreement of September 4, 1998;

     (c)  Escrow Agreement of September 4, 1998;

     (d) Certificate of Reaffirmation of Representations and Warranties of September 4, 1998;

     (e)  Post-Closing Agreement effective as of September 4, 1998; and

     (f)  Opinion of Counsel (Anil Mahan) of September 4, 1998.

     The preamble to the Escrow Agreement confirms Litchfield's responsibility to "transfer or cause to be transferred to [the Company] all right, title and interest of the owners of Seller's Stock [in Biofarm, S.A.]." Further, as stated in paragraph 8(b) thereof, as modified by the Post-Closing Agreement, Litchfield was to provide the Transfer Agent (either Capital Securities or other licensed securities firm, as stated in the Post-Closing Agreement) with "all documentation necessary or appropriate to effect the transfer of title to Seller's Stock as required by the Stock Purchase Agreement." The Company and Litchfield were then to direct the Transfer Agent to deliver the Seller's Stock to the Escrow Agent and, simultaneously, the Debenture would also be delivered. The Escrow Agent was thereafter to maintain possession of the Debenture and "all documentation pertaining to Buyer's ownership of Seller's Stock, all in order to perfect Seller's security interest therein..." [quoted from Paragraph 8(b)]. The Company did, in fact, deliver to the Escrow Agent the original of the Debenture.

     If Litchfield were to exercise its conversion rights under the Debenture, any stock issued by the Company and any amendments to the Debenture required to show a decrease in its outstanding principal balance, were likewise to be delivered to and held by the Escrow Agent. The Escrow Agent would then hold same until receipt of an appropriate amendment, whereupon the Escrow Agent would cause a certificate representing the appropriate amount of the

Company's stock to be transferred to Litchfield. (See, Escrow Agreement, Paragraph 8(b).) Once the Debenture was completely converted, the Escrow Agent would then return same (as amended) to the Company marked "canceled", together with all certificates and other documentation representing the Company's ownership of the Biofarm, S.A. stock purchased from Litchfield.

     Pursuant to paragraph 30 of the Addendum to Stock Purchase Agreement, at the time of "Final Settlement" (originally contemplated to be after Litchfield obtained a sufficient amount of Biofarm, S.A. capital stock (87%)), after delivery to the transfer agent of documentation necessary to transfer ownership of the Stock, "Seller's Stock and all documents representing Seller's Stock, as transferred into Buyer's name and ownership, shall thereafter be held by Escrow Agent pursuant to the Escrow Agreement."

     To summarize: documents transferring title to the Biofarm, S.A. stock held by Litchfield and its affiliates were to be sent to the transfer agent with instructions to transfer the record ownership into the Company's name. All such documents, certificates and otherwise, were then to be delivered to the Escrow Agent to hold together with the Debenture. Even if Litchfield were to exercise its conversion rights under the Debenture, the Escrow Agent would continue to hold the Romanian company stock as collateral, even though Litchfield would be entitled to receive certificates representing the Company shares issued upon conversion. When the Debenture was satisfied, the Escrow Agent would then release the stock certificates and ancillary documents to the Company.

     Documentation received by the Company at the time of and subsequent to the execution of the Rescission Agreement, demonstrates that (a) the Escrow Agent surrendered the Debenture to Litchfield and (b) the Escrow Agent never had possession of certificates representing 87% of the capital stock of Biofarm, S.A. In fact, Litchfield attempted to convert all of the Debenture into Common Stock on or about October 15, 1999, when Litchfield's counsel states, in a writing dated November 11, 1999, that the Debenture was surrendered for conversion, and the Escrow Agent has made available copies of blank stock powers with no Biofarm, S.A. stock certificates affixed thereto.

     Predicated upon all of the foregoing, the Company has concluded that the transaction between the Company and Litchfield never, in point of fact, closed on October 5, 1998. Therefore, the operations of the Litchfield-contributed companies never belonged to the Company and should not be included for the Company's fiscal period October 31, 1998, to October 31, 1999.

     (See Item 6 hereinafter for a discussion of management's plan of operation giving effect to the rescission of the Litchfield transactions.)

Item 2. Description of Property

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

Item 3. Legal Proceedings

Litigation Instituted by the Company

     (Reference is made to the Form 10-KSB filing by the Company, dated February 19, 1999, for the fiscal year ended October 31, 1998, for information concerning litigation instituted by the Company.)

     On October 7, 1998, the Company caused to be organized Hannibal Capital Corp. a Nevada corporation ("Hannibal"). On December 2, 1999, a Delaware company with the same name was organized to be the successor entity to the Nevada corporation by virtue of a tax-free reorganization. Hannibal was organized to pursue the litigation matters instituted by the Company and to take title to and receive the proceeds anticipated to be recovered from such litigation for the benefit of certain shareholders of the Company.

     Pursuant to a Stock Purchase Agreement dated April 1, 1998, between the Company and Litchfield, the Company agreed to acquire approximately 87% of Biofarm S.A. from Litchfield in exchange for a Debenture of the Company. Such Debenture assured Litchfield of voting control of the Company. The transaction with Litchfield was allegedly closed on September 4, 1998; and, on October 5, 1998, the Litchfield nominees assumed control of the Company's Board of Directors pursuant to a Proxy Statement dated September 21, 1998.

     However, the agreement with Litchfield preserved for the benefit of the shareholders of the Company other than Litchfield the proceeds of any recovery from litigation instituted by the Company prior to the Litchfield transaction. Despite the rescission of the Litchfield transaction on October 31, 1999, in order to insure that the benefits (if any) of the anticipated litigation proceeds would be available only to its shareholders and would not be shared in by future owners of the Company's Common Stock as a result of any future acquisition consummated for the Company's Common Stock, the Company determined to proceed with the assignment of all of its right, title and interest in the litigation matters to Hannibal. Therefore, Hannibal will be owned and controlled by shareholders of the Company only; and any subsequent acquiree of the Company's shares by virtue of having been acquired by the Company will not share therein.

     The Company has announced its intention to distribute to its shareholders as a dividend one share of Common Stock of Hannibal for each two shares of Common Stock of the Company. Such distribution cannot be effected until a Registration Statement relating thereto is filed under the 1933 Act and is declared effective by the Securities and Exchange Commission. Such registration statement was filed on December 17, 1999. Upon the effectiveness of such registration statement, a record date will be fixed to determine those shareholders of the Company entitled to receive the Hannibal dividend. No shares of the Company need be surrendered to receive such dividend. Each shareholder of the Company entitled to receive the Hannibal dividend will receive notification of the record date, a stock certificate representing ownership of Hannibal shares and a Hannibal Prospectus (which Prospectus will contain relevant information concerning Hannibal, including a description of the tax consequence of the receipt of such dividend).

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

     The Company was named a defendant in a 1995 complaint filed in the Court of Common Pleas (Philadelphia County). In 1992, Plaintiff hired the co-defendant (Terminix International) to remedy a termite infestation problem. While doing so defendant Terminix ruptured an oil line, thereby causing fuel to be deposited in and around plaintiff's residence. Plaintiff then retained a former subsidiary of the Company (GSME) to clean-up the resulting oil spill. The gravamen of the complaint is that the Company conspired with Terminix to cover-up the true extent of damages to plaintiff's residence. In March, 1998, the matter was submitted to binding, non-appealable arbitration. Terminix has offered to purchase plaintiff's residence for $300,000; the purchase price for the residence was $138,000; and the assessed value is $5,100. The Company's defense is that it did not cause the damage, the claim of conspiracy is false, Terminix is solely responsible and, in any event, the Company is not a proper party defendant because its former subsidiary (GSME) and not the Company itself performed the services for plaintiff. The case has been dormant since 1997.

     In the second matter, the same former subsidiary (GSME) was retained by Coastal Oil to clean-up an oil spill on the Delaware River. Plaintiff claims it was retained by GSME to assist in the spill clean-up. Plaintiff is in bankruptcy in Louisiana and has sued the Company and GSME for its alleged unpaid invoices in the amount of $78,000. The Company was able to demonstrate to plaintiff that the Company is not a proper party defendant, that the work was done by GSME, that plaintiff was retained by GSME, that all payments received from Coastal (including amounts due plaintiff) were deposited into the GSME bank account, and that the sole reason the Company has been named a defendant is because GSME, in 1994, filed with the Commonwealth of Pennsylvania a fictitious name certificate to be able to use the tradename "Global Spill Management". (The latter is not an actual entity in being.) As a result, the matter was settled by the Company for the sum of $10,000 to be paid to plaintiff, for which the Company will receive an assignment of the claim from the plaintiff against GSME. An order to approve such settlement and to assign the claim is pending before the Bankruptcy Judge in Louisiana.

     The Company knows of no other pending or threatened litigation of any amount in excess of $5,000.

     It is the position of the Company that, should certain former subsidiaries of the Company receive claims that they are or may be liable for environmental clean-up costs and related damages, and should the Company also be named a party defendant, the Company will vigorously defend any such claims based upon the facts and the current laws and regulations applicable to environmental matters. On the basis of its experience and the information currently available to it, the Company believes that the one remaining claim described herein will not have a material adverse effect on its results of operations, financial position or liquidity. Buttressing the Company's position (and consistent with the general rule of corporate law), the United States Supreme Court recently decided in a "superfund" matter that non-operating parent companies are not responsible for the environmental problems of wholly-owned subsidiaries. No environmental claim of any kind whatsoever has been filed against the Company since June 28, 1996.

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

     *Keith D. Beekmeyer; Anil K. Mahan; Robert Ferran; Lawrence Baer; Cesare Brega; Donald M. Coon; Herbert Marcus III; and Carsten Rykov.

All of such directors resigned, effective October 31, 1999, in connection with the rescission of the transaction with Litchfield. It is the intention of the Company to file a Proxy Statement and then to distribute the same in order to call an Annual Meeting of its shareholders.


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     On July 29, 1992, the Company's Common Stock commenced quotation on the NASDAQ Small Cap Market (NASDAQ) under the symbol GSMI. (The symbol was changed to GEGI coincident with the May 13, 1996, Amendment to the Articles of Incorporation, and to BIOF on June 18, 1998.) The following table sets forth the reported high and low bid and high and low asked quotations for the Company's Common Stock for the period July 1, 1996, to December 31, 1999. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions. No bid or asked quotations are available from November 28, 1996, through April 17, 1997:


                            High Bid       Low Bid      Closing Bid    High Ask      Low Ask      Closing Ask
                            --------       -------      -----------    --------      -------      -----------
     1996
Jul 1 - Sep 30               9              31/32          13/16        9.25           0.75          7/8
Oct 1 - Nov 27               27/32          0.25           N/A          7/8            5/16          N/A

     1997
Apr 17 - Jun 30              0.3125         0.1            0.27         0.46875        0.2           0.4375
Jul 1 - Sep 30               0.65625        0.125          0.625        0.78125        0.16          0.6875
Oct 1 - Dec 31               0.8125         0.4375         0.625        0.90625        0.59375       0.71875

      1998
Jan 1 - Mar 31               4.75           0.4375         4.34375      5              0.5625        4.5
Apr 1 - Jun 30               7.5            2.625          6.6875       7.75           2.75          6.75
Jul 1 - Sep 30               7.8125         3.9375         5.625        8.0            4.25          6.0
Oct 1 - Dec 31               6.5            3.5625         4.8125       6.75           3.25          5.0

      1999
Jan 1 - Mar 31               5.4791         2.9375         3.7916       5.6666         3.1458        3.875
Apr 1 - Jun 30               4.0833         2.6875         3.0833       4.3125         2.8958        3.4166
Jul 1 - Sep 30               2.8333         1.4062         2.1666       3.1458         1.5416        2.3958
Oct 1 - Dec 31               1.7396          .9479         1.3333       1.8125         1.0104        1.4687

     On January 20, 2000, the closing bid and asked prices were $1.03125 and $1.125, respectively.

(The prices stated for all periods give effect to the 1-30 reverse stock split that was effective on May 13, 1996.)

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

     As of the date hereof there were 4,376,930 shares of Common Stock validly issued and outstanding. The aggregate of 1,085,000 shares of Common Stock issued pursuant to two improperly filed Form S-8 filings are not deemed to be validly issued, fully paid and non-assessable because such shares were not registered for public sale, were issued without consideration and were not authorized for issuance by the Board of Directors. There were a total of 580 holders of record as of December 31, 1999. The Company believes, based upon available information, that there are in excess of 1,000 beneficial owners of the Company's Common Stock. No shares of the Company's authorized Preferred Stock have ever been issued.

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

Item 6. Management's Discussion and Analysis or Plan of Operation

GENERAL

     As a direct consequence of the implementation of the Plan of Reorganization described in Part I hereinabove, and the rescission of the transactions with Litchfield, the Company (as of October 31, 1999) disposed of all its operations and may today be fairly characterized as a non-operating "shell" corporation. Therefore, there is no need for discussion herein of prior results of operations, of year-to-date operating results and comparisons, and of liquidity and capital resources. As of the date hereof, the Company is able to meet its debts as they mature, which obligations (giving effect to the completion of the Plan of Reorganization described in Part I hereinabove) consist exclusively of legal, accounting and miscellaneous expenses endemic to any public company. The Company has outstanding subscriptions receivable of $750,000 as of October 31, 1999, all of which are due and deemed to be collectible prior to September 30, 2000.

     Assuming collection of its notes receivable, the Company will have approximately $1 million in cash and no liabilities. Current payables will consist solely of professional fees and office overhead expenses. The Company believes that such financial condition, its existence as a public entity since 1992 and its current filer status under the 1934 Act, will make the Company an attractive candidate to businesses desirous of being acquired by a public company. Since the October 31, 1999, rescission of the Litchfield transactions, the Company has been presented with in excess of twelve proposed business combinations from entities engaged in various types of businesses. As of the date thereof, the Company has made no decision concerning a possible acquisition, the belief of management being that distribution of this Form 10-KSB (including the audited financial statements contained herein) will attract an even wider spectrum of potential business combinations.

Item 7. Financial Statements

     Consolidated Financial Statements and supplementary financial information specified by this Item 7 are presented following Item 13 in Part III of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     During the four year period ended June 30, 1998, the Company's books and records were audited by BDO Seidman LLP. Coincident with the acquisition of Biofarm from Litchfield and the reverse merger effective October 5, 1998, Litchfield appointed BDO Stoy Hayward (London, England) as independent auditors for the Company. The financial statements of the Company for the fiscal year ended October 31, 1998, were audited by BDO Stoy Hayward and the audit report for that period was signed by BDO International (London, England).

     Coincident with the rescission of the transactions with Litchfield effective October 31, 1999, the Company communicated both with BDO Seidman LLP (United States) and BDO Stoy Hayward concerning preparation of the Company's financial statements for the fiscal year ended October 31, 1999. BDO Seidman LLP advised the Company that its new policy was to undertake no public company audits that would involve filings with the Securities and Exchange Commission that did not involve a minimum fee of $50,000; and that, in any event, BDO Seidman LLP had been replaced by BDO Stoy Hayward effective with the October 31, 1998, audit of the Company. BDO Stoy Hayward advised the Company that approximately $50,000 of its October 31, 1998, audit expense had not been discharged by Litchfield and that it could undertake no audit work for the Company at October 31, 1999, without such amount having been discharged. (The Rescission Agreement, dated October 31, 1999, provided in unambiguous terms that the October 31, 1998, amount allegedly due and payable to BDO Stoy Hayward was the obligation of Litchfield.) In addition, BDO Stoy Hayward advised the Company, that, of the four entities contributed to the Company by Litchfield subsequent to October 5, 1998, the following facts applied as of October 31, 1999: (a) Biofarm (Romania), as a private company, was not obligated under Romanian law to conduct an audit at October 31, 1999; (b) Kaster had previously been placed in liquidation by Litchfield, (c) BCJ (name changed to McCalls) had adopted an April 30 fiscal period, and (d) Britten-Norman could be audited at October 31, 1999, provided the outstanding fee of $50,000 was paid by Litchfield. (Litchfield contends that such fee was exhorbitant and that it did not intend to pay the same; and that, in any event, Litchfield would not consent to an audit of the three remaining entities it now owned (as a result of the rescission agreement) at October 31, 1999.)

     By memorandum dated December 19, 1999, the Company advised BDO Seidman LLP (copy to BDO International) of the Company's need to comply with Rule 304(a) of Regulation S-K. The Company requested from BDO Seidman LLP a written response that would satisfy Rule 304(a)(3). Such response has not been received as of the date hereof.

     Accordingly, the Company has retained Asher & Company, Ltd., Philadelphia, Pennsylvania, to audit the books and records of the Company for the fiscal year ended October 31, 1999, and to issue its audit report thereon. Such report and the opinion thereon is included in Part III hereof.


                                    PART III

Item 9. Directors, Executive Officers, Promotors and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The executive officers, directors and key personnel of the Company are as follows: (the information set forth hereunder is as of October 31, 1999 (the end of the fiscal period)), and gives effect to the resignations of the Litchfield-nominated directors effective October 31, 1999. Each of the four persons named below occupied the office set forth opposite his/her name until October 5, 1998 (the date of the reverse merger with Litchfield) and resumed such office effective October 31, 1999 (the date of the rescission with Litchfield).

Name                       Age         Positions held with the Company
----                       ---         -------------------------------

David R. Stith             69          President and Director

Herbert S. McDonald        62          Director

Allan Esrine               70          Principal Financial Officer and Director

Desiree L. Pierson         37          Secretary


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

     David R. Stith became Vice Chairman and a Director of Global on November 1, 1991, and of the Company on November 25, 1991. Mr. Stith founded Underwater Technics in 1967 and has served as its Chairman and President since such date. Mr. Stith led the crew that cleaned up the major oil spills from the tankers the "Elias," the "Mellon, and the "Athos." Mr. Stith was also involved in underwater testing for the National Aeronautics and Space Administration, and led the crew that dove for sunken treasure on the Spanish Gallon "San Jose" which sank off Columbia in 1708.

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

Item 10. Executive Compensation

     None of the present three directors and officers of the Company has received any remuneration of any kind (including reimbursement of expenses) during the period June 30, 1996 through October 31, 1999. Desiree L. Pierson, Secretary, has received the sum of $800 per month (plus accountable expenses) for services rendered to the Company on a part-time basis. There have been no employment contracts in effect since all such contracts existing as of June 28, 1996, were cancelled as of that date as part of the Plan of Reorganization.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information with regard to the beneficial ownership of outstanding shares of Common Stock by (i) each person known by the Company to own beneficially five (5%) percent or more of the outstanding shares of the Company's Common Stock; (ii) each director and executive officer individually; and (iii) all executive officers and directors of the Company as a group:

                              Number of Shares of
Name and Address                  Common Stock              Percentage (%) of
Of Beneficial Owner          Beneficially Owned (1)       Class Outstanding (2)
--------------------         ----------------------       ---------------------

David R. Stith                       86,500                      1.98%
Herbert S. McDonald                  70,000                      1.59%
Allan Esrine                        200,000                      4.57%

Directors and Officers              356,500                      8.14%
  as a Group (3 persons)

----------
(1) Beneficial ownership as reported in the table above has been determined in accordance with Instruction (4) to Item 403 of Regulation S-B of the Securities Exchange Act.

(2) Percentage of class based upon 4,376,930 shares of Common Stock outstanding on October 31, 1999.

Item 12. Certain Relationships and Related Transactions

     Inapplicable


Item 13. Exhibits and Reports on Form 8-K

     (a) 1. All financial statements - see index to Consolidated Financial Statements on page F-1.

          2. Exhibits - see Exhibits below.

     (b) The following Current Report was filed by the Company with the Securities and Exchange Commission subsequent to the last quarter of the period covered by this Annual Report on Form 10-K and prior to the filing date hereof (and is incorporated herein by reference):

               November 12, 1999

     (c) The following Exhibits (incorporated herein by reference) are applicable to the period subsequent to the filing of Form 10-KSB for the fiscal year ended October 31, 1998, and prior to the filing date hereof:

          A. Form 10-KSB, for the fiscal year ended October 31, 1998, filed on February 19, 1999

          B. Form 10-QSB, for the first quarter ended January 31, 1999, filed on March 22, 1999

          C. Form 10-QSB, for the second quarter ended April 30, 1999, filed on June 18, 1999

          D. Form 10-QSB, for the third quarter ended July 31, 1999, filed on September 17, 1999

          E.   Form 8-K, filed on November 12, 1999

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BIOFARM, INC.



                                            By: /s/ David R. Stith
                                                ----------------------
                                                David R. Stith
                                                President and Director
                                                January 26, 2000


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                               Title                       Date
----------                               -----                       ----

/s/ David R. Stith               President and Director        January 26, 2000
------------------------
David R. Stith


/s/ Allan Esrine                 Principal Financial and       January 26, 2000
------------------------         Accounting Officer and
Allan Esrine                     Director


/s/ Herbert S. McDonald          Director                      January 26, 2000
------------------------
Herbert S. McDonald

                                    --------------------------------------------

                                                                   Biofarm, Inc.


                                    --------------------------------------------


                                     Report on Consolidated Financial Statements
                                                     Year Ended October 31, 1999
                                        Four-Month Period Ended October 31, 1998
                                              Years Ended June 30, 1998 and 1997

                                  BIOFARM, INC.

                            OCTOBER 31, 1999 AND 1998

                                TABLE OF CONTENTS

                                                                        Page
                                                                        ----

Independent Auditors' Report.........................................    F-2

Consolidated Financial Statements

     Balance Sheets..................................................    F-3

     Statements of Operations........................................    F-4

     Statements of Changes in Stockholders' Equity...................    F-5

     Statements of Cash Flows........................................    F-6

     Notes to Consolidated Financial Statements...................... F-7 - F-13

                          INDEPENDENT AUDITORS' REPORT


The Shareholders and Board of Directors
Biofarm, Inc.
Linfield, Pennsylvania


     We have audited the accompanying consolidated balance sheets of Biofarm, Inc. as of October 31, 1999 and 1998 and the related consolidated statements of operations, changes in Stockholders' equity and cash flows for the year ended October 31, 1999 and the period from July 1, 1998 to October 31, 1998. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biofarm, Inc. as of October 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for the year ended October 31, 1999 and the period from July 1, 1998 to October 31, 1998 in conformity with generally accepted accounting principles.


                                              ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
January 21, 2000

                                  BIOFARM, INC.
                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 1999 AND 1998

                                     ASSETS


                                                              1999              1998
                                                         ------------      ------------
CURRENT ASSETS
      Cash                                               $      2,882      $      2,328
      Note receivable, Stockholder                             40,000                --
      Subscriptions receivable                                750,000                --
                                                         ------------      ------------
          Total current assets                                792,882             2,328

PROPERTY                                                           --                --

OTHER ASSETS
     Convertible note receivable                              439,250                --
                                                         ------------      ------------
          Total Assets                                   $  1,232,132      $      2,328
                                                         ============      ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                   $     48,752      $     57,002
      Third party indebtedness                                200,000                --
      Payable due to Hannibal Capital Corp.                     6,172                --
                                                         ------------      ------------
          Total current liabilities                           254,924            57,002

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value; 5,000,000
      shares authorized, none issued
    Common stock, $.001 par value; 25,000,000
       shares authorized, 4,376,930 and 4,211,390
       shares issued and outstanding in 1999 and
       1998, respectively                                       4,377             4,212
     Additional paid-in capital                            17,323,802        16,334,717
     Accumulated deficit                                  (16,350,971)      (16,244,353)
     Less subscriptions receivable                                 --          (149,250)
                                                         ------------      ------------
          Total Stockholders' equity                          977,208           (54,674)
                                                         ------------      ------------
          Total Liabilities and Stockholders' Equity     $  1,232,132      $      2,328
                                                         ============      ============

       The accompanying notes are an integral part of these consolidated financial statements.

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            YEAR ENDED OCTOBER 31, 1999 AND PERIOD FROM JULY 1, 1998
                               TO OCTOBER 31, 1998


                                                             1999             1998
                                                         -----------      -----------
Revenue                                                  $        --      $        --

General and administrative expenses                          106,618          100,119
                                                         -----------      -----------

Net loss                                                 $  (106,618)     $  (100,119)
                                                         ===========      ===========

Basic loss per common share                              $      (.02)     $      (.02)
                                                         ===========      ===========

Weighted-average number of common shares outstanding       4,371,417        4,211,930
                                                         ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            YEAR ENDED OCTOBER 31, 1999 AND PERIOD FROM JULY 1, 1998
                               TO OCTOBER 31, 1998


                                                       Additional                                              Total
                                        Common          Paid-In          Accumulated      Subscriptions    Stockholders'
                                         Stock          Capital            Deficit         Receivable         Equity
                                       --------       -----------       ------------      -------------    -------------
Balance, July 1, 1998                  $  4,212       $16,334,717       $(16,144,234)       $(217,500)       $ (22,805)

Payment of subscriptions                     --                --                 --           68,250           68,250

Net loss                                     --                --           (100,119)              --         (100,119)
                                       --------       -----------       ------------        ---------        ---------

Balance, October 31, 1998                 4,212        16,334,717        (16,244,353)        (149,250)         (54,674)

Payment of subscriptions                     --                --                 --          109,250          109,250

Issuance of stock subscriptions         750,000                --                 --          750,000

Reclassification of subscription
  receivable to note receivable              --                --                 --           40,000           40,000

Issuance of common stock                    165           239,085                 --               --          239,250

Net loss                                     --                --           (106,618)              --         (106,618)
                                       --------       -----------       ------------        ---------        ---------

Balance, October 31, 1999              $  4,377       $17,323,802       $(16,350,971)       $      --        $ 977,208
                                       ========       ===========       ============        =========        =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            YEAR ENDED OCTOBER 31, 1999 AND PERIOD FROM JULY 1, 1998
                               TO OCTOBER 31, 1998


                                                                   1999           1998
                                                                ---------      ---------
OPERATING ACTIVITIES
     Net loss                                                   $(106,618)     $(100,119)
     Adjustments to reconcile net loss to net cash utilized
        by operating activities:
        Changes in:
             Accounts payable                                      (8,250)        10,870
             Payable due to Hannibal Capital Corp.                  6,172             --
                                                                ---------      ---------

      Net cash utilized by operating activities                  (108,696)       (89,249)

FINANCING ACTIVITIES
    Payments of subscriptions receivable                          109,250         68,250
                                                                ---------      ---------

    Net cash provided by financing activities                     109,250         68,250
                                                                ---------      ---------

        INCREASE (DECREASE) IN CASH                                   554        (20,999)

Cash, beginning of period                                           2,328         23,327
                                                                ---------      ---------

Cash, end of period                                             $   2,882      $   2,328
                                                                =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 1999 AND 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

     Biofarm, Inc. (formerly Global Spill Management, Inc.) was incorporated in June, 1991, to acquire, operate and develop environmental contracting and consulting companies, and related businesses. All operating companies were disposed of or sold in prior years.

     Principles of consolidation

     The accompanying consolidated financial statements include the accounts of Biofarm, Inc. and its wholly owned subsidiaries (collectively referred to as the "Company" or "Biofarm") after elimination of all significant intercompany balances and transactions.

     Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Income taxes

     Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

     Loss per common share

     In 1998, the Company adopted SFAS No. 128, "Earnings Per Share" ("EPS"), which provides for the calculation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the income (loss) of the Company. There is no difference in basic and diluted EPS for the two periods ended October 31, 1999 since there are no potentially dilutive securities outstanding for either period presented.

     Year end

     During November 1998, Biofarm, Inc. changed its year end to October 31.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 1999 AND 1998


NOTE B - FAILED ACQUISITIONS

     On September 4, 1998, the Company entered into a contract to acquire approximately 87% of the issued and outstanding shares of capital stock of Biofarm, S.A., a Romanian pharmaceutical company from Litchfield Continental, Ltd. ("Litchfield"). In consideration for the purchase of the shares of Biofarm, S.A., the Company agreed to issue to Litchfield a convertible, non-negotiable secured Debenture, in the amount of $6,434,681. Such Debenture provided that, from time to time, for a period of five years the holder thereof could convert a portion, but not less than 2% of the original principal sum, into common stock of the Company for each 2.5% of the principal sum of the Debenture that was converted. Therefore, if the entire principal sum of the Debenture was converted, the holder would own 80% of the Company's issued and outstanding common stock as of the date of conversion.

     Since the Debenture could only be converted into the common stock of the Company, for accounting purposes, Biofarm, S.A. would be considered the acquiring entity. Therefore, the acquisition was accounted for as a reverse purchase in accordance with Generally Accepted Accounting Principles and with Biofarm, S.A. retaining the majority voting interest in the merged entity. Also, the Directors and Officers of Biofarm, S.A. became the Directors and Officers of the Company. Prior to the merger, the Company had no operating activities. Subsequent to the merger between Biofarm, S.A. and the Company, three additional companies were contributed to the Company:
     Britten-Norman Ltd; Kaster Bioscience Ltd; and Burlington Chamber & James Ltd.

     Based on legal opinions received by management concerning the issuance of stock in the failed acquisitions, and the subsequent Rescission Agreement, management considers the failed acquisitions a nullity and void ab initio. Accordingly, the accounts and operations of Biofarm, S.A., Britten-Norman Ltd., Kaster Bioscience Ltd. and Burlington Chamber & James, Ltd. have been omitted from the Company's consolidated financial statements. All common stock and per-share amounts from the date of the failed acquisitions to October 31, 1998 have been retroactively adjusted to reflect the nullification of the issuance of the original convertible Debenture.

     With respect to the accounting issue presented by virtue of the rescission, effective October 31, 1999, of the transactions with Litchfield, namely, whether rescission voids the Litchfield transactions nunc pro tunc or whether rescission requires treatment of the Litchfield transactions as discontinued operations requiring inclusion of the Litchfield entities in the Company's financial statements for the fiscal year ended October 31, 1999, the Company believes that such decision is sui generis and must be decided based upon the facts peculiar to the Litchfield transactions. In that regard, the Company learned that the Escrow Agreement entered into between the Company and Litchfield as part of the September 4, 1998, purported

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 1999 AND 1998


NOTE B - FAILED ACQUISTIONS (Continued)

     closing with Litchfield of the sale of approximately 87% of Biofarm, S.A. to the Company by Litchfield in exchange for the Company's Debenture, may never have been actually consummated. Although the Company, Litchfield and the Escrow Agent each executed such Escrow Agreement, the Company has been unable to confirm that the Escrow Agent retained the original Debenture with the Company's signature affixed thereto. Nor has the Company been able to confirm receipt by the Escrow Agency of stock certificates representing the approximately 87% of the capital stock of Biofarm, S.A. required to be deposited with such Escrow Agent. Assuming failure of Litchfield ever to deliver the foregoing escrow items to the Escrow Agent, it is the Company's position that the Company never took possession of the former Litchfield entities and cannot be deemed ever to have controlled such entities. Each of the foregoing failures would constitute further evidence of the effect of the underlying transactions with Litchfield as being void ab initio. The Company has also solicited and received an opinion from outside counsel that New York law treats the Rescission Agreement as rendering the Litchfield transactions void ab initio: that is, as if such transactions never occurred.

     The Escrow Agreement confirms Litchfield's responsibility to transfer or cause to be transferred to the Company all right, title and interest of the owners of the Stock of Biofarm, S.A. Further, as stated in the Escrow Agreement and as modified by the Post-Closing Agreement, Litchfield was to provide the Transfer Agent with "all documentation necessary or appropriate to effect the transfer of title to Seller's Stock as required by the Stock Purchase Agreement." The Company and Litchfield were then to direct the Transfer Agent to deliver the Seller's Stock to the Escrow Agent and, simultaneously, the Debenture would also be delivered. The Escrow Agent was thereafter to maintain possession of the Debenture and "all documentation pertaining to Biofarm, Inc.'s ownership of Biofarm, S.A. and other Company's stock, all in order to perfect Biofarm S.A.'s security interest therein." The Company did, in fact, deliver to the Escrow Agent the original of the Debenture.

     If Litchfield were to exercise its conversion rights under the Debenture, any stock issued by the Company and any amendments to the Debenture required to show a decrease in its outstanding principal balance, were likewise to be delivered to and held by the Escrow Agent. The Escrow Agent would then hold same until receipt of an appropriate amendment, whereupon the Escrow Agent would cause a certificate representing the appropriate amount of the Company's stock to be transferred to Litchfield. Once the Debenture was completely converted, the Escrow Agent would then return the Debenture to the Company marked "canceled", together with all certificates and other documentation representing the Company's ownership of the Biofarm, S.A. stock purchased from Litchfield.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 1999 AND 1998

NOTE B - FAILED ACQUISITONS (Continued)

     Pursuant to the Addendum to the Stock Purchase Agreement, at the time of "Final Settlement" (originally contemplated to be after Litchfield obtained a sufficient amount of Biofarm, S.A. capital stock (87%)), after delivery to the transfer agent of documentation necessary to transfer ownership of the Stock, "Sellor's Stock and all documents representing Sellor's Stock, as transferred into Biofarm, Inc.'s name and ownership, shall thereafter be held by Escrow Agent pursuant to the Escrow Agreement."

     In summary, documents transferring title to the Biofarm, S.A. stock held by Litchfield and its affiliates were to be sent to the transfer agent with instructions to transfer the record ownership into the Company's name. All such documents, certificates and otherwise, were then to be delivered to the Escrow Agent to hold together with the Debenture. Even if Litchfield were to exercise its conversion rights under the Debenture, the Escrow Agent would continue to hold the Romanian company stock as collateral, even though Litchfield would be entitled to receive certificates representing the Company shares issued upon conversion. When the Debenture was satisfied, the Escrow Agent would then release the stock certificates and ancillary documents to the Company.

     Documentation received by the Company at the time of and subsequent to the execution of the Rescission Agreement, indicates that (a) the Escrow Agent surrendered the Debenture to Litchfield and (b) the Escrow Agent never had possession of the certificate representing 87% of the capital stock of Biofarm, S.A. In fact, Litchfield attempted to convert all of the Debenture into Common Stock on or about October 15, 1999, when Litchfield's counsel states, in a letter dated November 11, 1999, that the Debenture was surrendered for conversion, and the Escrow Agent has made available copies of blank stock powers with no Biofarm, S.A. stock certificates affixed thereto.

     Predicated upon all of the foregoing, the Company has concluded that the transaction between the Company and Litchfield never, in point in fact, was consummated on October 5, 1998. Therefore, the operations of the Litchfield-contributed companies never belonged to the Company and should not be included in the Company's financial statements for the fiscal period ended October 31, 1998, and the year ended October 31, 1999.

     Under terms of the Rescission Agreement, the following occurred:

          a. The Company's Convertible Debenture issued to Litchfield was cancelled and the Company returned to Litchfield the four companies previously transferred to the Company by Litchfield;

          b. The Litchfield nominees to the Company's Board tendered their resignations therefrom and the three directors of the Company who occupied such office prior to October 5, 1998, were restored as the directors of the Company; and,

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 1999 AND 1998


NOTE B - FAILED ACQUISITIONS (Continued)

          c. Litchfield indemnified the Company against all liabilities incurred since October 5, 1998, except for one such indebtedness in the amount of $200,000 which is reflected as third party indebtedness under current liabilities. In addition, the Company (subject to Litchfield's fulfillment of its obligations under the Rescission Agreement) agreed to honor Litchfield's issuance to a third party of 165,000 shares which were issued at current market value, net of a discount due to the stock being restricted, of $239,250; and Litchfield issued to the Company a five-year convertible note in the principal amount of $439,250, plus interest at 6% per annum. This is a non-cash transaction for purposes of the Statement of Cash Flows. The note is convertible until January 1, 2003, into shares of unrestricted, publicly traded common stock of any entity which is acceptable to Biofarm, Inc. The price of the conversion stock is as defined in the convertible promissory note.

NOTE C - SUBSCRIPTIONS RECEIVABLE

     In October, 1999, the Company received 14 non-negotiable promissory notes for the purpose of subscribing to purchase a total of 1,500,000 shares of common stock for a total of $750,000. The promissory notes are due on September 30, 2000 and bear interest at 4%. The notes, principal and interest, may be paid at any time before the due date. If the maker of the note is in default of payment, the note will bear interest at 8% from the date of default.

     As of June 30, 1998, the Company had outstanding non-negotiable promissory notes for the purpose of subscribing to purchase a total of 435,000 shares for a total of $217,500. During the period ended October 31, 1999 and 1998, $109,250 and $68,250, respectively, related to these promissory notes were paid. The promissory notes were due on June 30, 1999 and bore interest at 4%. If the maker of the note was in default of payment, the note would bear interest at 8% from the date of default.

     During the year ended October 31, 1999, the Company discovered that $40,000 of the outstanding subscriptions receivable as of July 1, 1998, were not paid. Thereupon, the Company received a $40,000 non-convertible promissory note which is due on September 30, 2000, in order to cover such deficiency. Since no additional common stock will be issued in conjunction with such $40,000 note, the common stock account remains unaffected.

NOTE D - LITIGATION

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

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 1999 AND 1998


NOTE D - LITIGATION (Continued)

     On June 28, 1996, the Company agreed to acquire 100% of the issued and outstanding shares of capital stock of Phoenix Wrecking Corporation ("Phoenix"), a New York corporation which was also engaged in the remediation business. The proposed acquisition of Phoenix, which was publicly announced on July 1, 1996, was rescinded nunc pro tunc on November 6, 1996.

     It is the position of the Company that: (a) the 1,135,000 shares issued by Phoenix pursuant to two Form S-8 filings and 1,085,000 shares sold publicly were not registered under Section 5(a) of the 1933 Act, and that it was unlawful to sell such shares in interstate commerce; (b) persons who received and sold the 1,085,000 shares were not persons entitled to receive the same pursuant to the Instructions to the use of Form S-8; (c) sellers of the 1,085,000 shares violated the anti-fraud provisions of Section 10(b) of the 1934 Act and Rule 10b-5 promulgated thereunder; (d) former counsel violated Section 10(b) and Rule 10b-5 when it filed with the Securities and Exchange Commission two Form S-8 Registration Statements that were materially false and misleading; and (e) former counsel violated the anti-fraud provisions of Section 17(a)(3) in obtaining money by means of an untrue statement of a material fact.

     In January, 1998, the Company's complaint was sustained as to four of the five causes of action alleged by the Company against the several defendants. In a Memorandum and Order entered on January 22, 1998, the Eastern District of New York sustained the complaint filed by the Company as to the causes of action for malpractice, breach of contract, breach of fiduciary duty and unjust enrichment, and dismissed the cause of action for fraud. The Company determined not to appeal the dismissal of the cause of action for fraud because the relief sought by the Company (return of 1,135,000 shares and of proceeds derived from the sale thereof) is encompassed by the four causes of action that were sustained.

     The recovery by the Company of any portion of the sales proceeds received by the sellers was, by agreement with Litchfield, to belong exclusively to the Stockholders of the Company other than Litchfield. Litchfield's nonparticipation in any such recovery was assured by assigning the proceeds of any such recovery to Hannibal Capital Corp. which was organized simultaneously with the Litchfield closing. The sole directors of Hannibal are the present three directors of Biofarm, Inc. One share of common stock of Hannibal will be distributed to certain Biofarm, Inc. stockholders for every two shares of Biofarm, Inc.'s common stock held by them. By virtue of this offering and distribution, Hannibal will be owned and controlled by the stockholders of Biofarm, Inc. Hannibal filed a registration statement with the Securities and Exchange Commission on December 17, 1999.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 1999 AND 1998


NOTE E - INCOME TAXES

     The Company had deferred tax assets of approximately $4,000,000 as of October 31, 1999, related to net operating loss carryforwards ("NOL"), which have yet to be utilized. As a result of the sale of the Company's operating subsidiaries and the issuance of additional shares of common stock, the amount of the NOL of approximately $11,600,000 may be limited. Also, the utilization of these losses, if available, to reduce the future income taxes will depend upon the generation of sufficient taxable income prior to the expiration of the NOL. Therefore, at June 30, 1998, the Company established a 100% valuation allowance against the deferred tax assets as the likelihood of recognizing this benefit cannot be certain. The net operating losses will expire in various years through June, 2015.


NOTE F - PROPERTY

     The Company owns a property located in Camden, New Jersey which is carried at zero value. The Company intends to offer such property for sale upon the resolution of certain environmental issues.


NOTE G - SUBSEQUENT EVENT

     Subsequent to October 31, 1999, accounts payable in the amount of $38,752 were paid.

                                 BIOFARM, INC.

                        Formerly Global Spill Management,
                              Inc. and Subsidiaries
                         -----------------------------
                             June 30, 1998 and 1997
                               Table of Contents


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
--------------------------------------------------------------------------------

Commitments and contingencies (Notes 5 and 6)

Capital deficit (Notes 2, 4 and 5)
    Preferred stock, $.001 par value
        Authorized 5,000,000 shares, none issued                           --
    Common stock, $.001 par value
        Authorized 25,000,000 shares
        Issued and outstanding 4,211,930 shares                           4,212
    Additional paid-in capital                                       16,334,717
    Deficit                                                         (16,144,234)
    Less subscriptions receivable                                      (200,500)
--------------------------------------------------------------------------------

Total capital deficit                                                    (5,805)
--------------------------------------------------------------------------------

Total liability and capital deficit                                $     40,327
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