Form 10QSB
period 2000-01-31
BIOFARM INC
filed 2000-03-09
CIK 888702

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
    [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2000

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from                  to
                                   ----------------    ----------------------


                         Commission File Number 0-20317

                               ------------------

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

                                 (610) 495-8413
                           ---------------------------
                           (Issuer's telephone number)

                              ------------------

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

     The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of January 31, 2000, was 4,376,930.

                                  BIOFARM, INC.

                                   Form 10-QSB

                                      INDEX


PART I    -       FINANCIAL INFORMATION

                                                                                       Page
                                                                                       ----
Item 1.  Financial Statements
                  Balance Sheets -
                    January 31, 2000 and October 31, 1999                                3

                  Statements of Operations - Three months ended
                    January 31, 2000 and January 31, 1999                                4

                  Statements of Cash Flows - three months ended
                    January 31, 2000 and January 31, 1999                                5

                  Notes to Financial Statements                                          6

Item 2.           Management's Discussion and Analysis or Plan of Operation              7


PART II    -      OTHER INFORMATION

Item 1.           Legal Proceedings                                                      9

Item 2.           Changes in Securities and Use of Proceeds                             11

Item 3.           Defaults Upon Senior Securities                                       11

Item 4.           Submission of Matters to a Vote of Security Holders                   12

Item 5.           Other Information                                                     12

Item 6.           Exhibits and Reports on Form 8-K                                      12

                  Signatures                                                            13

                                     PART I


Item 1.           Financial Information


                                  BIOFARM, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                             January 31,        October 31,
                                                                2000               1999
                                                            ------------       ------------
CURRENT ASSETS
      Cash                                                  $        475       $      2,882
      Note receivable, Stockholder                                15,000             40,000
      Subscriptions receivable and accrued interest              757,500            750,000
                                                            ------------       ------------
            Total current assets                                 772,975            792,882

OTHER ASSETS
     Convertible note receivable                                 439,250            439,250
                                                            ------------       ------------

            Total Assets                                    $  1,212,225       $  1,232,132
                                                            ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                      $     21,500       $     48,752
      Third party indebtedness                                   200,000            200,000
      Payable due to Hannibal Capital Corp.                        5,872              6,172
                                                            ------------       ------------
            Total current liabilities                            227,372            254,924

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value; 5,000,000
      shares authorized, none issued
    Common stock, $.001 par value; 25,000,000
       shares authorized, 4,376,930 shares issued
       and outstanding in 2000 and 1999                            4,377              4,377
     Additional paid-in capital                               17,323,802         17,323,802
     Accumulated deficit                                     (16,343,326)       (16,350,971)
                                                            ------------       ------------
            Total Stockholders' equity                           984,853            977,208
                                                            ------------       ------------

            Total Liabilities and Stockholders' Equity      $  1,212,225       $  1,232,132
                                                            ============       ============

        The accompanying notes are an integral part of these consolidated financial statements.

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended January 31,
                                                 ------------------------------
                                                     2000               1999
                                                 -----------        -----------
Revenue
    Settlement of litigation                     $    25,000        $        --
    Interest                                           7,500                 --
                                                 -----------        -----------
                                                      32,500                 --

General and administrative expenses                   24,855             34,266
                                                 -----------        -----------

Net income (loss)                                $     7,645        $   (34,266)
                                                 ===========        ===========


Basic income (loss) per common share             $        --        $      (.01)
                                                 ===========        ===========


Weighted-average number of common shares
   outstanding                                     4,376,930         4,252,979
                                                 ===========        ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED JANUARY 31, 2000 AND 1999
                                   (Unaudited)

                                                          2000           1999
                                                        --------       --------
OPERATING ACTIVITIES
     Net income (loss)                                  $  7,645       $(34,266)
     Adjustments to reconcile net income (loss) to
        net cash utilized by operating activities:
        Changes in:
             Accounts payable                            (27,252)        (5,745)
             Subscription accrued interest                (7,500)            --
                                                        --------       --------
                                                         (34,752)        (5,745)
                                                        --------       --------
      Net cash utilized by operating activities          (27,107)       (40,011)

FINANCING ACTIVITIES
    Payments of note receivable, Stockholder              25,000         40,000
    Payable due to Hannibal Capital Corp.                   (300)            --
                                                        --------       --------
    Net cash provided by financing activities             24,700         40,000
                                                        --------       --------
          DECREASE IN CASH                                (2,407)           (11)

Cash, beginning of period                                  2,882          2,328
                                                        --------       --------
Cash, end of period                                     $    475       $  2,317
                                                        ========       ========

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

Income (loss) per common share

In 1998, the Company adopted SFAS No. 128, "Earnings Per Share" ("EPS"), which provides for the calculation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the income (loss) of the Company. There is no difference in basic and diluted EPS for the three months ended January 31, 2000 and 1999 since there are no potentially dilutive securities outstanding for either period presented.

Year end

During November 1998, Biofarm, Inc. changed its year end to October 31.

NOTE B - FAILED ACQUISITIONS

On September 4, 1998, the Company entered into a contract to acquire approximately 87% of the issued and outstanding shares of capital stock of Biofarm, S.A., a Romanian pharmaceutical company from Litchfield Continental, Ltd. ("Litchfield."). In consideration for the purchase of the shares of Biofarm, S.A., the Company agreed to issue to Litchfield a convertible, non-negotiable secured Debenture, in the amount of $6,434,681. Such Debenture provided that, from time to time, for a period of five years the holder thereof could convert a portion, but not less than 2% of the original principal sum, into common stock of the Company for each 2.5% of the principal sum of the Debenture that was converted. Therefore, if the entire principal sum of the Debenture was converted, the holder would own 80% of the Company's issued and outstanding common stock as of the date of conversion.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - FAILED ACQUISITIONS (Continued)

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

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - FAILED ACQUISTIONS (Continued)

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

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - FAILED ACQUISITONS (Continued)

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

Predicated upon all of the foregoing, the Company has concluded that the transaction between the Company and Litchfield never, in point in fact, was consummated on October 5, 1998. Therefore, the operations of the Litchfield-contributed companies never belonged to the Company and should not be included in the Company's financial statements for the fiscal year ended October 31, 1999 or for the quarterly periods ended January 31, 1999, April 30, 1999 and July 31, 1999.

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

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C - SUBSCRIPTIONS RECEIVABLE

In October, 1999, the Company received 14 non-negotiable promissory notes for the purpose of subscribing to purchase a total of 1,500,000 shares of common stock for a total of $750,000. The promissory notes are due on September 30, 2000 and bear interest at 4%. The notes, principal and interest, may be paid at any time before the due date. If the maker of the note is in default of payment, the note will bear interest at 8% from the date of default. As of October 31, 1998, the Company had outstanding non-negotiable promissory notes for the purpose of subscribing to purchase a total of 299,000 shares for a total of $149,500. During the period ended January 31, 1999, $40,000 related to these promissory notes were paid. The promissory notes were due on June 30, 1999 and bore interest at 4%. If the maker of the note was in default of payment, the note would bear interest at 8% from the date of default.

During the year ended October 31, 1999, the Company discovered that $40,000 of the outstanding subscriptions receivable as of July 1, 1998, were not paid. Thereupon, the Company received a $40,000 non-convertible promissory note which is due on September 30, 2000, in order to cover such deficiency. Since no additional common stock will be issued in conjunction with such $40,000 note, the common stock account remains unaffected. During the period ended January 31, 2000, $25,000 related to these promissory notes were paid.


NOTE D - INCOME TAXES

The Company had deferred tax assets of approximately $4,000,000 as of October 31, 1999, related to net operating loss carryforwards ("NOL"), which have yet to be utilized. As a result of the sale of the Company's operating subsidiaries and the issuance of additional shares of common stock, the amount of the NOL of approximately $11,600,000 may be limited. Also, the utilization of these losses, if available, to reduce the future income taxes will depend upon the generation of sufficient taxable income prior to the expiration of the NOL. Therefore, at January 31, 2000 and October 31, 1999, the Company established a 100% valuation allowance against the deferred tax assets as the likelihood of recognizing this benefit cannot be certain. The net operating losses will expire in various years through June, 2015.

Item 2.           Management's Discussion and Analysis or Plan of Operation

Reference is made to Form 10-KSB filed by the Registrant on January 28, 2000, for the fiscal period ended October 31, 1999 (a copy of which (except for the Exhibit attached thereto) is annexed hereto), which Form 10-KSB is incorporated herein by reference. The response to Item 6 of such Form 10-KSB satisfies the response to this Item 2.

                           PART II - OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

                  (a)    None

                  (b)    None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  BIOFARM, INC.
                                                  (Registrant)


Date:     March 9, 2000                        By: /s/ David R. Stith
                                                   -----------------------
                                                   President


Date:     March 9, 2000                        By: /s/ Allan Esrine
                                                   -----------------------
                                                   Principal Financial and
                                                   Accounting Officer