Form 10KSB/A
period 1999-10-31
BIOFARM INC
filed 2000-03-20
CIK 888702

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
(Mark One)
         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended October 31, 1999
                                       OR
         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-20317


                                  BIOFARM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                            88-0270266
---------------------------------                        -------------------
   (State or other jurisdiction                             (IRS Employer
of incorporation or organization)                        Identification No.)

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

            State issuer's revenues for its most recent fiscal year:
                                      None

     As of January 20, 2000, 4,376,930 shares of Common Stock ($.001 par value) were issued and outstanding. The aggregate market value of the Common Stock held by non-affiliates was approximately $4,141,043, determined by the closing sale price on that date based upon 4,020,430 shares owned by non-affiliates.

--------------------------------------------------------------------------------

     This Amendment to Form 10-KSB amends Item 13 of Part III to delete from
Item 13(a) the audit report dated September 4, 1998, of BDO Seidman, LLP.

     On September 10, 1998, the Registrant filed its Form 10-KSB for its fiscal year ended June 30, 1998. Such filing included the audited consolidated balance sheet of the Registrant at June 30, 1998, and the consolidated statements of operations and cash flows for each of the two years in the period ended June 30, 1998, accompanied by the audit report, dated September 4, 1998, of BDO Seidman, LLP. On January 28, 2000, the Registrant filed its Form 10-KSB for its fiscal period ended October 31, 1999. Such filing included the audited balance sheets of the Registrant at October 31, 1999, and 1998, and the statements of operations and cash flows for the year ended October 31, 1999, and the period from July 1, 1998, to October 31, 1998. In addition, the Registrant included with such filing the audit report of BDO Seidman, LLP previously filed on September 10, 1998.

     The Registrant included in its Form 10-KSB filing dated January 28, 2000, a response to Item 8 thereof (Changes in and Disagreements with Accountants on Accounting and Financial Disclosure). On March 16, 2000, the Registrant filed its Form 8-K to respond to Item 4 thereof (Changes in Registrant's Certifying Accountant).

     As a result of the foregoing, BDO Seidman, LLP has objected to the Registrant's inclusion of the BDO Seidman, LLP audit report dated September 4, 1998, for the Registrant's fiscal year ended June 30, 1998, in the Registrant's Form 10-KSB filing for its fiscal year ended October 31, 1999. Accordingly, the inclusion of the BDO Seidman, LLP audit report dated September 4, 1998, for the fiscal period ended June 30, 1998, in the Registrant's Form 10-KSB filing for its fiscal period ended October 31, 1999, is hereby withdrawn and should not be relied upon.

     No adverse opinion or disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles was involved with respect to either of the two years ended June 30, 1998, audited by BDO Seidman, LLP, nor was there any disagreement during such two-year period or thereafter on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Inasmuch as the Registrant was not an operating entity either at June 30, 1998, or October 31, 1999, the Registrant does not deem its Form 10-KSB filing dated January 28, 2000, to be either misleading or materially incomplete. The Registrant does not believe that the audit report of BDO Seidman, LLP for the fiscal period ended June 30, 1998, is necessary to an understanding of the financial position of the Registrant at October 31, 1999, or of the results of operations and cash flows of the Registrant for the fiscal period ended October 31, 1999, and for the period from July 1, 1998, to October 31, 1998. Finally, the Registrant notes that at no time has BDO Seidman, LLP indicated in any manner whatsoever that its audit report, dated September 4, 1998, should be withdrawn or modified in any respect whatsoever.

     (Reference is made to Item 8 of the Registrant's Form 10-KSB filing dated January 28, 2000, and to Item 4 of the Registrant's Form 8-K filing dated March 16, 2000, for further information concerning the replacement of BDO International as the Registrant's certifying accountant, the background thereto and the reasons therefor, and the genesis of the monetary dispute with BDO International.)

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   BIOFARM, INC.


                                                   By: /s/ Allan Esrine
                                                       ----------------------
                                                       Vice President-Finance
                                                       March 20, 2000