Form 10QSB
period 2000-04-30
BIOFARM INC
filed 2000-06-09
CIK 888702

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
      [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2000

      [   ]   Transition report pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934

      For the transition period from                        to
                                     -------------------       -----------------


                         Commission File Number 0-20317

                             -----------------------

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

                              -----------------------


     Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   X                           No
                     -----                            ------

     The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of June 9, 2000, was 4,376,930 (of which 165,000 shares are not deemed to be validly issued and outstanding, fully paid and non-assessable).

--------------------------------------------------------------------------------

                                  BIOFARM, INC.

                                   Form 10-QSB


                                      INDEX


PART I   FINANCIAL INFORMATION
                                                                                 Page
                                                                                 ----
Item 1.           Financial Statements

                  Consolidated Balance Sheets                                      3
                           April 30, 2000 and October 31, 1999

                  Consolidated Statements of Operations - Six months ended         4
                           April 30, 2000 and January 31, 1999

                  Consolidated Statements of Operations - Three months ended       5
                           April 30, 2000 and 1999

                  Consolidated Statements of Changes in Stockholders' Equity       6

                  Consolidated Statements of Cash Flows - Six months ended         7
                           April 30, 2000 and 1999

                  Notes to Financial Statements                                    8

Item 2.           Management's Discussion and Analysis or Plan of Operation       14


PART II  OTHER INFORMATION

Item 5.           Other Information                                               14

Item 6.           Exhibits and Reports on Form 8-K                                17

                  Signatures                                                      17

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS
                                  BIOFARM, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                                April 30,           October 31,
                                                                  2000                 1999
                                                              ------------         ------------
CURRENT ASSETS
      Cash                                                    $     24,605         $      2,882
      Note receivable, Stockholder                                      --               40,000
      Subscriptions receivable and accrued interest                750,355              750,000
                                                              ------------         ------------
            Total current assets                                   774,960              792,882

OTHER ASSETS
     Convertible note receivable                                        --              439,250
                                                              ------------         ------------
            Total Assets                                      $    774,960         $  1,232,132
                                                              ============         ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                        $     10,000         $     48,752
      Third party indebtedness                                          --              200,000
      Payable due to Hannibal Capital Corp.                         30,009                6,172
                                                              ------------         ------------
            Total current liabilities                               40,009              254,924

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par value; 5,000,000
       shares authorized, none issued
     Common stock, $.001 par value; 25,000,000
        shares authorized, 4,376,930 shares issued
        and outstanding in 2000 and 1999                             4,377                4,377
      Additional paid-in capital                                17,323,802           17,323,802
      Accumulated deficit                                      (16,593,228)         (16,350,971)
                                                              ------------         ------------
            Total Stockholders' equity                             734,951              977,208
                                                              ------------         ------------
            Total Liabilities and Stockholders' Equity        $    774,960         $  1,232,132
                                                              ============         ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                               Six Months Ended April 30,
                                                            -------------------------------
                                                               2000                 1999
                                                            -----------         -----------
Revenue
    Settlement of litigation                                $    25,000         $        --
    Interest                                                     14,855                  --
                                                            -----------         -----------
                                                                 39,855                  --

General and administrative expenses                              42,862             106,618
                                                            -----------         -----------
Loss before nonrecurring item                                    (3,007)           (106,618)

Nonrecurring item
     Bad debt expense                                          (239,250)                 --
                                                            -----------         -----------
             NET LOSS                                       $  (242,257)        $  (106,618)
                                                            ===========         ===========

Basic loss per common share                                 $      (.05)        $      (.03)
                                                            ===========         ===========

Weighted-average number of common shares outstanding          4,376,930           4,366,418
                                                            ===========         ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              Three Months Ended April 30,
                                                            -----------         -----------
                                                                2000                1999
                                                            -----------         -----------
Revenue
    Interest                                                $     7,355         $        --

General and administrative expenses                              18,007              73,352
                                                            -----------         -----------

Loss before nonrecurring item                                   (10,652)            (73,352)

Nonrecurring item
     Bad debt expense                                          (239,250)                 --
                                                            -----------         -----------
             NET LOSS                                       $  (249,902)        $   (73,352)
                                                            ===========         ===========

Basic loss per common share                                 $        --         $      (.02)
                                                            ===========         ===========

Weighted-average number of common shares outstanding          4,376,930           4,376,930
                                                            ===========         ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                         Additional                                                 Total
                                         Common           Paid-In           Accumulated        Subscriptions     Stockholders'
                                         Stock            Capital             Deficit           Receivable         Equity
                                        --------        -----------        -------------       -------------      -------------
Balance, October 31, 1998               $  4,212        $16,334,717        $(16,244,353)        $(149,250)        $ (54,674)

Payment of subscriptions                      --                 --                  --           109,250           109,250

Issuance of stock subscriptions               --            750,000                  --                --           750,000

Reclassification of subscription
  receivable to note receivable               --                 --                  --            40,000            40,000

Issuance of common stock                     165            239,085                  --                --           239,250

Net loss                                      --                 --            (106,618)               --          (106,618)
                                        --------        -----------        ------------         ---------         ---------
Balance, October 31, 1999                  4,377         17,323,802         (16,350,971)               --           977,208

Net loss                                      --                 --            (242,257)               --          (242,257)
                                        --------        -----------        ------------         ---------         ---------
Balance, April 30, 2000                 $  4,377        $17,323,802        $(16,593,228)        $      --         $ 734,951
                                        ========        ===========        ============         =========         =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED APRIL 30, 2000 AND 1999
                                   (Unaudited)


                                                         2000            1999
                                                       ---------      ---------
OPERATING ACTIVITIES
     Net loss                                          $(242,257)     $(106,618)
     Adjustments to reconcile net loss to
        net cash utilized by operating activities:
     Bad debt expense                                    239,250             --
        Changes in:
             Accounts payable                            (38,752)        (8,250)
             Subscription accrued interest               (14,855)            --
                                                       ---------      ---------
      Net cash utilized by operating activities          (56,614)      (114,868)

FINANCING ACTIVITIES
    Payments of note receivable, Stockholder              54,500        109,250
    Payable due to Hannibal Capital Corp.                 23,837          6,172
                                                       ---------      ---------
    Net cash provided by financing activities             78,337        115,422
                                                       ---------      ---------
             INCREASE IN CASH                             21,723            554

Cash, beginning of period                                  2,882          2,328
                                                       ---------      ---------
Cash, end of period                                    $  24,605      $   2,882
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

     Income (loss) per common share

     In 1998, the Company adopted SFAS No. 128, "Earnings Per Share" ("EPS"), which provides for the calculation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the income (loss) of the Company. There is no difference in basic and diluted EPS for the six and three months ended April 30, 2000 and 1999 since there are no potentially dilutive securities outstanding for either period presented.

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

     With respect to the accounting issue presented by virtue of the rescission, effective October 31, 1999, of the transactions with Litchfield, namely, whether rescission voids the Litchfield transactions nunc pro tunc or whether rescission requires treatment of the Litchfield transactions as discontinued operations requiring inclusion of the Litchfield entities in the Company's financial statements for the fiscal year ended October 31, 1999, the Company believes that such decision is sui generis and must be decided based upon the facts peculiar to the Litchfield transactions. In that regard, the Company learned that the Escrow Agreement entered into between the Company and Litchfield as part of the September 4, 1998 transaction, purported closing with Litchfield of the sale of approximately 87% of Biofarm, S.A. to the Company by Litchfield in exchange for the Company's Debenture, may never have been actually consummated. Although the Company, Litchfield and the Escrow Agent each executed such Escrow Agreement, the Company has been unable to confirm that the Escrow Agent retained the original Debenture with the Company's signature affixed thereto. Nor has the Company been able to confirm receipt by the Escrow Agency of stock certificates representing the approximately 87% of the capital stock of Biofarm, S.A. required to be deposited with such Escrow Agent. Assuming failure of Litchfield ever to deliver the foregoing escrow items to the Escrow Agent, it is the Company's position that the Company never took possession of the former Litchfield entities and cannot be deemed ever to have controlled such entities. Each of the foregoing failures would constitute further evidence of the effect of the underlying transactions with Litchfield as being void ab initio. The Company has also solicited and received an opinion from outside counsel that New York law treats the Rescission Agreement as rendering the Litchfield transactions void ab initio: that is, as if such transactions never occurred.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - FAILED ACQUISTIONS (Continued)

     The Escrow Agreement confirms Litchfield's responsibility to transfer or cause to be transferred to the Company all right, title and interest of the owners of the Stock of Biofarm, S.A. Further, as stated in the Escrow Agreement and as modified by the Post-Closing Agreement, Litchfield was to provide the Transfer Agent with "all documentation necessary or appropriate to affect the transfer of title to Seller's Stock as required by the Stock Purchase Agreement." The Company and Litchfield were then to direct the Transfer Agent to deliver the Seller's Stock to the Escrow Agent and, simultaneously, the Debenture would also be delivered. The Escrow Agent was thereafter to maintain possession of the Debenture and "all documentation pertaining to Biofarm, Inc.'s ownership of Biofarm, S.A. and other Company's stock, all in order to perfect Biofarm S.A.'s security interest therein." The Company did, in fact, deliver to the Escrow Agent the original of the Debenture.

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

          b. The Litchfield nominees to the Company's Board tendered their resignations therefrom and the three directors of the Company who occupied such office prior to October 5, 1998, were restored as the directors of the Company; and,

          c. Litchfield indemnified the Company against all liabilities incurred since October 5, 1998, except for one such indebtedness in the amount of $200,000 which was reflected as third party indebtedness under current liabilities. In addition, the Company (subject to Litchfield's fulfillment of its obligations under the Rescission Agreement) agreed to honor Litchfield's issuance to a third party of 165,000 shares which were issued at current market value, net of a discount due to the stock being restricted, of $239,250; and Litchfield issued to the Company a five-year convertible note in the principal amount of $439,250, plus interest at 6% per annum. This is a non-cash transaction for purposes of the Statement of Cash Flows. The note is convertible until January 1, 2003, into shares of unrestricted, publicly traded common stock of any entity which is acceptable to Biofarm, Inc. The price of the conversion stock is as defined in the convertible promissory note.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - FAILED ACQUISITIONS (Continued)

     Subsequent to the execution of the Rescission Agreement, the Company was informed that Litchfield had been constrained to agree to the appointment of Administrative Receivers for one of its principal assets (Britten-Norman). In addition, the Company learned that the list of obligations incurred by Litchfield and against which the Company was indemnied was incomplete. Finally, as to obligations that were listed by Litchfield, several thereof were not timely paid by Litchfield.

     The Company deems Litchfield's failure, without justification, to perform its obligations under the Rescission Agreement, to constitute an anticipatory breach of such Rescission Agreement sufficient to constitute a total breach of contract. Litchfield's apparent financial condition and voluntary institution of creditor proceedings against Britten-Norman, coupled with its failure to discharge obligations assumed by Litchfield, cumulatively render impossible Litchfield's performance of its contractual duties under the Rescission Agreement.

     Accordingly, the Company has elected to abrogate its agreement with respect to the $200,000 indebtedness. This, in turn, also results in the Company's belief that the $439,250 Litchfield convertible note is not collectible and that sound accounting practices dictate that such convertible note not be carried as an asset. Thus, the Company has recorded bad debt expense for the net of these two items in the amount of $239,250, reflected as a nonrecurring item. However, such accounting disclosure and election by the Company does not, in any manner, constitute any denial by the Company that Litchfield is required to perform under the Rescission Agreement and is justly indebted to the Company. Further, the Company maintains that the 165,000 shares of its common stock was not fully paid and non-assessable and is disputing the issuance of the shares in order to retire them. If the Company is successful in the retiring of the shares, the $239,250 of bad debt expense will be reversed.

NOTE C - NOTE RECEIVABLE, STOCKHOLDER

     As of October 31, 1998, the Company had outstanding non-negotiable promissory notes for the purpose of subscribing to purchase a total of 299,000 shares for a total of $149,500. The promissory notes were due on June 30, 1999 and bore interest at 4%. If the maker of the note was in default of payment, the note would bear interest at 8% from the date of default.

     During the year ended October 31, 1999, the Company discovered that $40,000 of the outstanding subscriptions receivable of $149,500 were not paid. Thereupon, the Company received a $40,000 non-convertible promissory note which was due on September 30, 2000, in order to cover such deficiency. This note was fully paid during the six months ended April 30, 2000. Since no additional common stock will be issued in conjunction with such $40,000 note, the common stock account remains unaffected.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE D - SUBSCRIPTIONS RECEIVABLE

     In October, 1999, the Company received 14 non-negotiable promissory notes for the purpose of subscribing to purchase a total of 1,500,000 shares of common stock for a total of $750,000. The promissory notes are due on September 30, 2000 and bear interest at 4%. As of April 30, 2000, $14,500 of principal has been paid on these subscriptions. The notes, principal and interest, may be paid at any time before the due date. If the maker of the note is in default of payment, the note will bear interest at 8% from the date of default. The balance as of April 30, 2000 includes accrued interest in the amount of $14,855.

NOTE E - INCOME TAXES

     The Company had deferred tax assets of approximately $4,000,000 as of October 31, 1999, related to net operating loss carryforwards ("NOL"), which have yet to be utilized. As a result of the sale of the Company's operating subsidiaries and the issuance of additional shares of common stock, the amount of the NOL of approximately $11,600,000 may be limited. Also, the utilization of these losses, if available, to reduce the future income taxes will depend upon the generation of sufficient taxable income prior to the expiration of the NOL. Therefore, at April 30, 2000 and October 31, 1999, the Company established a 100% valuation allowance against the deferred tax assets as the likelihood of recognizing this benefit cannot be certain. The net operating losses will expire in various years through June, 2015.

Item 2.  Management's Discussion and Analysis or Plan of Operation

     The Company may today be fairly characterized as a non-operating "shell" corporation. Therefore, there is no need for discussion herein of prior results of operations, of year-to-date operating results and comparisons, and of liquidity and capital resources. As of the date hereof, the Company is able to meet its obligations as they mature, which obligations consist exclusively of legal, accounting and miscellaneous expenses endemic to any public entity. As of April 30, 2000, the Company has outstanding subscriptions receivable of $750,355, all of which are deemed to be collectible.

Item 5.  Other Information

     Reference is made to Part I of Form 10-KSB filed by the Company on January 28, 2000, for the fiscal year ended October 31, 1999. Pages 7-11 thereof ("Rescission of the Transactions Between the Company and Litchfield") set forth the reasons for, terms of and effect of the rescission, effective October 31, 1999, on any and all transactions theretofore entered into between the Company and Litchfield Continental, Ltd. ("Litchfield"). Such Form 10-KSB filing stated, in pertinent part:

     "C. RESCISSION OF THE TRANSACTIONS BETWEEN THE COMPANY AND LITCHFIELD

     (Reference is made to Form 8-K, filed November 12, 1999, for information concerning the rescission of all transactions between the Company and Litchfield, to which filing is annexed as an Exhibit thereto the Rescission Agreement, dated October 31, 1999, between the Company and Litchfield.)

     Effective October 31, 1999, the Company entered into a Rescission Agreement with Litchfield. Pursuant to the terms of a Convertible Debenture in the principal amount of $6,434,681 issued by the Company to Litchfield on September 4, 1998, such Convertible Debenture was convertible at any time thereafter into a maximum of 17,507,720 shares of the Company's Common Stock ($.001 par value). In exchange for such Convertible Debenture, Litchfield transferred to the Company 87% of the capital stock of Biofarm, S.A., a Romanian pharmaceutical manufacturer. Thereafter, Litchfield transferred to the Company the capital stock of three United Kingdom entities, control of which had been assumed by Litchfield in July, 1998. The Rescission Agreement was approved by a majority of the Company's shareholders pursuant to Section 78:320 of the Nevada Revised Code.

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

     The rescission of the transaction with Litchfield was motivated by the fiscal 1998 operating losses and the going concern reservation expressed by BDO International (the Company's independent auditors) on the financial statements at and for the year ended October 31, 1998. This going concern reservation was included in the Form 10-KSB filed on February 19, 1999. Further, doubt about the viability of the Company was exacerbated by the operating loss of approximately $3.6 million for the nine months ended July 31, 1999, which losses were attributable by Litchfield to the three United Kingdom entities transferred to the Company by Litchfield after October 5, 1998. In the opinion of the three directors named to replace the Litchfield nominees on the Board of the Company, based on the continuing losses from operations it was probable that the auditors would again issue a going concern opinion on the financial statements for fiscal 1999, and that due to its persistent deteriorating financial condition it was possible that the Company would not be able to remain as a viable entity for a reasonable period of time, and that it therefore would not be able to stay current in all its required 1934 filings. Consequently, it was determined to effect the rescission of the transaction with Litchfield."

                                    * * * *

Subsequent to the execution of the Rescission Agreement, the Company was informed that Litchfield had been constrained to agree to the appointment of Administrative Receivers for one of its principal assets (Britten-Norman). In addition, the Company learned that the list of obligations incurred by Litchfield and against which the Company was indemnified was incomplete. Finally, as to obligations that were listed by Litchfield, several thereof were not timely paid by Litchfield.

The Company deems Litchfield's failure, without justification, to perform its obligations under the Rescission Agreement, to constitute an anticipatory breach of such Rescission Agreement sufficient to constitute a total breach of contract. Litchfield's apparent financial condition and voluntary institution of creditor proceedings against Britten-Norman, coupled with its failure to discharge obligations assumed by Litchfield, cumulatively render impossible Litchfield's performance of its contractual duties under the Rescission Agreement.

Accordingly, the Company has elected to abrogate its agreement with respect to the $200,000 indebtedness. This, in turn, also results in the Company's belief that the $439,250 Litchfield convertible note is not collectible and that sound accounting practices dictate that such convertible note not be carried as an asset. Thus, the Company has recorded bad debt expense for the net of these two items in the amount of $239,250. However, such accounting disclosure and election by the Company does not, in any manner, constitute any denial by the Company that Litchfield is required to perform under the Rescission Agreement and is justly indebted to the Company. The $239,250 represents the market value on the date of issuance (December 12, 1998) of 165,000 shares of the Company's Common Stock caused to be issued by Litchfield to Balmerino, Ltd. It is believed by the Company that Litchfield received the sum of $1 million from Balmerino, Ltd., no part of which was deemed to be of benefit to the Company, as well as certain shares of stock in a publicly traded Canadian entity. The certificate representing such 165,000 shares of the Company's Common Stock bears a restrictive legend; and the Company has heretofore advised both Balmerino, Ltd. and its broker-dealer that such restrictive legend will not be voluntarily removed and that transfer of such certificate will not be voluntarily permitted. Finally, if the Company is successful in its attempt to cancel such certificate, in such event there would then be no bad debt expense in the amount of $239,250. The Company maintains that such 165,000 shares are not validly issued and outstanding, fully paid and non-assessable, and is disputing the issuance of such shares in order to retire them.

The Company is aware that, as a direct consequence of Litchfield's failure to perform under the Rescission Agreement, certain claims that have their origin in the time period during which Litchfield nominees controlled the Board of the Company may be asserted against the Company. The Company will vigorously contest any such claim.

One such claim, involving an alleged "Warrant" that appears, in reality, to be a promissory obligation to purchase the same, in the amount of $250,000, has already been asserted by one Kenn Heeley. Mr. Heeley has written the Company and has made threats that, in the opinion of the management of the Company, border upon extortion. It is the Company's position that the Company received no consideration from Mr. Heeley, that Mr. Heeley is not a third-party beneficiary of the Rescission Agreement, and that, apparently, any services rendered by Mr. Heeley were rendered at a time when Litchfield was the owner of Britten-Norman (and prior to the transfer thereof by Litchfield to the Company). As stated above, Litchfield has placed or caused Britten-Norman to be placed in receivership.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  None

     (b) Form 8-K was filed on March 16, 2000, amending Item 4 of Form 10-KSB filed on January 28, 2000




                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOFARM, INC.                                /s/ David R. Stith
                                             ------------------------------
(Registrant)                                 David R. Stith
                                             President

Dated:    June 9, 2000                       /s/ Allan Esrine
                                             ------------------------------
                                             Allan Esrine
                                             Vice President