Form 10QSB
period 2000-07-31
BIOFARM INC
filed 2000-09-13
CIK 888702

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2000

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from                   to
                                        -------------------   ------------------


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

                                 (610) 495-8413
                           (Issuer's telephone number)


                             ----------------------


     Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  X                     No
                           ----                     -----

     The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of June 9, 2000, was 4,376,930.

================================================================================

                                  BIOFARM, INC.

                                   Form 10-QSB


                                      INDEX


PART I   FINANCIAL INFORMATION
                                                                       Page
                                                                       ----
Item 1.  Financial Statements

         Consolidated Balance Sheets                                      3
              July 31, 2000 and October 31, 1999

         Consolidated Statements of Operations - Nine months ended        4
              July 31, 2000 and 1999

         Consolidated Statements of Operations - Three months ended       5
              July 31, 2000 and 1999

         Consolidated Statements of Changes in Stockholders' Equity       6

         Consolidated Statements of Cash Flows - Nine months ended        7
              July 31, 2000 and 1999

         Notes to Financial Statements                                    8

Item 2.  Management's Discussion and Analysis or Plan of Operation       14


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                17

         Signatures                                                      17

                                PART I
                     ITEM 1. FINANCIAL STATEMENTS
                            BIOFARM, INC.
                     CONSOLIDATED BALANCE SHEETS
                             (Unaudited)

                                ASSETS

                                                                      July 31,           October 31,
                                                                        2000                 1999
                                                                    ------------        ------------
CURRENT ASSETS
      Cash                                                          $        597        $      2,882
      Note receivable, Stockholder                                             -              40,000
      Subscriptions receivable and accrued interest                      688,020             750,000
                                                                    ------------        ------------
               Total current assets                                      688,617             792,882

OTHER ASSETS
     Convertible note receivable                                               -             439,250
                                                                    ------------        ------------

               Total Assets                                         $    688,617        $  1,232,132
                                                                    ============        ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                              $     25,589        $     48,752
      Third party indebtedness                                                 -             200,000
      Payable due to Hannibal Capital Corp.                                    -               6,172
                                                                    ------------        ------------
               Total current liabilities                                  25,589             254,924

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par value; 5,000,000
       shares authorized, none issued
     Common stock, $.001 par value; 25,000,000
        shares authorized, 4,376,930 shares issued
        and outstanding in 2000 and 1999                                   4,377               4,377
      Additional paid-in capital                                      17,323,802          17,323,802
      Treasury stock, at cost                                               (987)                  -
      Accumulated deficit                                            (16,664,164)        (16,350,971)
                                                                    ------------        ------------
               Total Stockholders' equity                                663,028             977,208
                                                                    ------------        ------------

               Total Liabilities and Stockholders' Equity           $    688,617        $  1,232,132
                                                                    ============        ============


         The accompanying notes are an integral part of these consolidated financial statements.

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                            Nine Months Ended July 31,
                                                        ----------------------------------
                                                           2000                    1999
                                                        -----------             ----------
Revenue
    Settlement of litigation                            $   25,000              $        -
    Interest                                                21,520                       -
                                                        ----------              ----------
                                                            46,520                       -

General and administrative expenses                        120,463                 106,618
                                                        ----------              ----------

Loss before nonrecurring item                              (73,943)               (106,618)

Nonrecurring item
     Bad debt expense                                     (239,250)                      -
                                                        ----------              ----------

              NET LOSS                                  $ (313,193)             $ (106,618)
                                                        ==========              ==========

Basic loss per common share                             $     (.07)             $     (.03)
                                                        ==========              ==========


Weighted-average number of common shares
   outstanding                                           4,376,930               4,366,418
                                                        ==========              ==========


         The accompanying notes are an integral part of these consolidated financial statements.

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                               Three Months Ended July 31,
                                                          ----------------------------------
                                                             2000                    1999
                                                          -----------             -----------
Revenue
    Interest                                              $    6,665              $        -

General and administrative expenses                           77,601                       -
                                                          ----------              ----------
             NET LOSS                                     $  (70,936)             $        -
                                                          ==========              ==========

Basic loss per common share                               $     (.02)             $        -
                                                          ==========              ==========


Weighted-average number of common shares
   outstanding                                             4,376,930               4,376,930
                                                          ==========              ==========









         The accompanying notes are an integral part of these consolidated financial statements.

                                  BIOFARM, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                     Additional                                                           Total
                                       Common         Paid-In        Treasury      Accumulated       Subscriptions    Stockholders'
                                       Stock          Capital          Stock         Deficit           Receivable         Equity
                                       ------       -----------      --------     ------------       -------------     ------------
Balance, October 31, 1998              $4,212       $16,334,717                   $(16,244,353)        $(149,250)       $ (54,674)

Payment of subscriptions                    -                 -                              -           109,250          109,250

Issuance of stock subscriptions                         750,000                              -                 -          750,000

Reclassification of subscription
  receivable to note receivable             -                 -                              -            40,000           40,000

Issuance of common stock                  165           239,085                              -                 -          239,250

Net loss                                    -                 -                       (106,618)                -         (106,618)
                                       ------       -----------        -----      ------------         ---------        ---------

Balance, October 31, 1999               4,377        17,323,802                    (16,350,971)                -          977,208

Purchase of Treasury
   stock, at cost                                                      $(987)                                                (987)

Net loss                                    -                 -            -          (313,193)                -         (313,193)
                                       ------       -----------        -----      ------------         ---------        ---------

Balance, April 30, 2000                $4,377       $17,323,802        $(987)     $(16,664,164)        $       -        $ 663,028
                                       ======       ===========        =====      ============         =========        =========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JULY 31, 2000 AND 1999
                                   (Unaudited)


                                                                    2000                1999
                                                                 ---------           ---------
OPERATING ACTIVITIES
     Net loss                                                    $(313,193)          $(106,618)
     Adjustments to reconcile net loss to
        net cash utilized by operating activities:
     Bad debt expense                                              239,250                   -
        Changes in:
             Accounts payable                                      (23,163)             (8,250)
             Subscription accrued interest                         (21,520)                  -
                                                                 ---------           ---------

      Net cash utilized by operating activities                   (118,626)           (114,868)

FINANCING ACTIVITIES
    Payments of note receivable, Stockholder                       123,500             109,250
    Payable due to Hannibal Capital Corp.                           (6,172)              6,172
    Purchase of Treasury stock                                        (987)                  -
                                                                 ---------           ---------

    Net cash provided by financing activities                      116,341             115,422
                                                                 ---------           ---------

             INCREASE (DECREASE) IN CASH                            (2,285)                554

Cash, beginning of period                                            2,882               2,328
                                                                 ---------           ---------

Cash, end of period                                              $     597           $   2,882
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

     Income (loss) per common share

     In 1998, the Company adopted SFAS No. 128, "Earnings Per Share" ("EPS"), which provides for the calculation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the income (loss) of the Company. There is no difference in basic and diluted EPS for the nine and three months ended July 31, 2000 and 1999 since there are no potentially dilutive securities outstanding for either period presented.


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

         b. The Litchfield nominees to the Company's Board tendered their resignations therefrom and the three directors of the Company who occupied such office prior to October 5, 1998, were restored as the directors of the Company; and,

         c. Litchfield indemnified the Company against all liabilities incurred since October 5, 1998, except or one such indebtedness in the amount of $200,000 which was reflected as third party indebtedness under current liabilities. In addition, the Company (subject to Litchfield's fulfillment of its obligations under the Rescission Agreement) agreed to honor Litchfield's issuance to a third party of 165,000 shares which were issued at current market value, net of a discount due to the stock being restricted, of $239,250; and Litchfield issued to the Company a five-year convertible note in the principal amount of $439,250, plus interest at 6% per annum. This is a non-cash transaction for purposes of the Statement of Cash Flows. The note is convertible until January 1, 2003, into shares of unrestricted, publicly traded common stock of any entity which is acceptable to Biofarm, Inc. The price of the conversion stock is as defined in the convertible promissory note.

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

     During the year ended October 31, 1999, the Company discovered that $40,000 of the outstanding subscriptions receivable of $149,500 were not paid. Thereupon, the Company received a $40,000 non-convertible promissory note which was due on September 30, 2000, in order to cover such deficiency. This note was fully paid during the nine months ended July 31, 2000. Since no additional common stock will be issued in conjunction with such $40,000 note, the common stock account remains unaffected.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE D - SUBSCRIPTIONS RECEIVABLE

     In October, 1999, the Company received 14 non-negotiable promissory notes for the purpose of subscribing to purchase a total of 1,500,000 shares of common stock for a total of $750,000. The promissory notes are due on September 30, 2000 and bear interest at 4%. As of July 31, 2000, $83,500 of principal has been paid on these subscriptions. The notes, principal and interest, may be paid at any time before the due date. If the maker of the note is in default of payment, the note will bear interest at 8% from the date of default. The balance as of July 31, 2000 includes accrued interest in the amount of $21,520.


NOTE E - INCOME TAXES

     The Company had deferred tax assets of approximately $4,000,000 as of October 31, 1999, related to net operating loss carryforwards ("NOL"), which have yet to be utilized. As a result of the sale of the Company's operating subsidiaries and the issuance of additional shares of common stock, the amount of the NOL of approximately $11,600,000 may be limited. Also, the utilization of these losses, if available, to reduce the future income taxes will depend upon the generation of sufficient taxable income prior to the expiration of the NOL. Therefore, at July 31, 2000 and October 31, 1999, the Company established a 100% valuation allowance against the deferred tax assets as the likelihood of recognizing this benefit cannot be certain. The net operating losses will expire in various years through June, 2020.

Item 2. Management's Discussion and Analysis or Plan of Operation

     The Company may today be fairly characterized as a non-operating "shell" corporation. Therefore, there is no need for discussion herein of prior results of operations, of year-to-date operating results and comparisons, and of liquidity and capital resources. As of the date hereof, the Company is able to meet its obligations as they mature, which obligations consist exclusively of legal, accounting and miscellaneous expenses endemic to any public entity. As of July 31, 2000, the Company has outstanding subscriptions receivable of $668,020, all of which are deemed to be collectible.

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

Accordingly, the Company elected to abrogate its agreement with respect to the $200,000 indebtedness. This, in turn, also results in the Company's belief that the $439,250 Litchfield convertible note is not collectible and that sound accounting practices dictate that such convertible note not be carried as an asset. Thus, the Company has recorded bad debt expense for the net of these two items in the amount of $239,250. However, such accounting disclosure and election by the Company does not, in any manner, constitute any denial by the Company that Litchfield is required to perform under the Rescission Agreement and is justly indebted to the Company. The $239,250 represents the market value on the date of issuance (December 12, 1998) of 165,000 shares of the Company's Common Stock caused to be issued by Litchfield to Balmerino, Ltd. It is believed by the Company that Litchfield received the sum of $1 million from Balmerino, Ltd., no part of which was deemed to be of benefit to the Company, as well as certain shares of stock in a publicly traded Canadian entity. The certificate representing such 165,000 shares of the Company's Common Stock bears a restrictive legend; and the Company has heretofore advised both Balmerino, Ltd. and its broker-dealer that such restrictive legend will not be voluntarily removed and that transfer of such certificate will not be voluntarily permitted. Finally, if the Company is successful in its attempt to cancel such certificate, in such event there would then be no bad debt expense in the amount of $239,250. The Company maintains that such 165,000 shares are not validly issued and outstanding, fully paid and non-assessable, and is disputing the issuance of such shares in order to retire them.

The Company is aware that, as a direct consequence of Litchfield's failure to perform under the Rescission Agreement, certain claims that have their origin in the time period during which Litchfield nominees controlled the Board of the Company may be asserted against the Company. The Company will contest any such claim.

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


BIOFARM, INC.                           /s/ David R. Stith
(Registrant)                           ----------------------------------------
                                        David R. Stith
                                        President

Dated:   September 13, 2000             /s/ Allan Esrine
                                        ----------------------------------------
                                        Allan Esrine
                                        Vice President