Form 10KSB
period 2000-10-31
BIOFARM INC
filed 2001-01-26
CIK 888702

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)
         [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended
                  October 31, 2000
                                       OR
         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-20317

                           --------------------------


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

                           --------------------------

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

            State issuer's revenues for its most recent fiscal year:
                                      None.

         As of January 19, 2001, 4,376,930 shares of Common Stock ($.001 par value) were issued and outstanding. The aggregate market value of the Common Stock held by non-affiliates was approximately $2,889,684 determined by the closing sale price on that date based upon 4,020,430 shares owned by non-affiliates.

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

         Item 10. Executive Compensation

         Item 11. Security Ownership of Certain Beneficial Owners and Management

         Item 12. Certain Relationships and Related Transactions

         Item 13. Exhibits and Reports on Form 8-K

                                     PART I

Item 1.  Description of Business
         -----------------------

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

Sales of Subsidiaries
---------------------

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

         Giving effect to the (a) satisfaction of the indebtedness due Meridian Bank, and (b) liabilities assumed by the purchasers of the four operating subsidiaries being treated herein as having occurred on June 28, 1996, the Company remained, as of June 30, 1996, with fixed liabilities of $814,000. Commencing in July, 1996, the Company, as an alternative to creditor proceedings that would have involved legal and accounting costs disproportionate to the dollar amount of its remaining liabilities, commenced a voluntary plan of payment at a discount. Creditors were offered an immediate settlement equal to 37.5% of the amount owed (except for claims under $100 which were liquidated in full). Such offer resulted, as of June 30, 1997, in $691,892 in the aggregate of claims being settled for the sum of $237,711. As of December 31, 2000, total liabilities of the Company were approximately $25,000.

         The results of the Plan were as follows: approximately $6.9 million of indebtedness existing at June 30, 1996, has been eliminated in full, $1,598,178 in cash was arranged by management to be contributed to the Company, all inchoate claims against the Company (beyond the $6,900,000 of fixed obligations) were resolved, and (except for the one matter described hereinafter under "Litigation") all litigation has been resolved.

B. ACQUISITION EFFECTED SUBSEQUENT TO IMPLEMENTATION OF PLAN OF REORGANIZATION (and Events Subsequent to September 4, 1998)

         ACQUISITION OF BIOFARM, S.A.
         ----------------------------

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

Accounting Treatment
--------------------

         Inasmuch as Litchfield obtained voting control, and had Board of Directors and management control of the Company since the election of the Litchfield nominees to the Board of Directors was approved by the shareholders of the Company on October 5, 1998, for financial accounting purposes the acquisition of Biofarm by the Company was accounted for as a reverse merger in accordance with generally acceptable accounting principles. Accordingly, the statement of financial condition and statements of operations and cash flows at October 31, 1998, the Company's new fiscal year adopted on November 24, 1998, reflected the historical balance sheet and activities of Biofarm for all of the required reporting periods as well as the operating results of the Company from the reverse merger date (October 5, 1998). In addition, for accounting purposes the shares issuable pursuant to the conversion of the Debenture were deemed to be issued and outstanding for the periods presented in the financial statements included with the Form 10-KSB (for the fiscal period ended October 31, 1998) filed on February 19, 1999.

C.       RESCISSION OF THE TRANSACTION BETWEEN THE COMPANY AND LITCHFIELD

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

         Effective October 31, 1999, the Company entered into a Rescission Agreement with Litchfield. The effect of the Rescission Agreement is to restore the Company to the situation that existed prior to September 4 and October 5, 1998. Thus:

         a) The Company's Convertible Debenture issued to Litchfield was cancelled and the Company returned to Litchfield the assets transferred to the Company by Litchfield;

         b) The Litchfield nominees to the Company's Board tendered their resignations therefrom and the three directors of the Company who occupied such office prior to October 5, 1998, were restored as the directors of the Company; and,

         c) Litchfield indemnified the Company against liabilities incurred since October 5, 1998, except for one such indebtedness in the amount of $200,000, and Litchfield issued to the Company a five-year convertible note of Litchfield in the principal amount of $439,250 (plus interest at 6% per annum).

         The rescission of the transaction with Litchfield was motivated by the fiscal 1998 operating losses and the going concern reservation expressed by BDO International (the Company's then independent auditors) on the financial statements of the Litchfield assets at and for the year ended October 31, 1998. This going concern reservation was included in the Form 10-KSB filed on February 19, 1999. Further, doubt about the viability of the overall Company was exacerbated by the operating loss of approximately $3.6 million for the nine months ended July 31, 1999, which losses were attributable by Litchfield to the three United Kingdom entities transferred to the Company by Litchfield after October 5, 1998. In the opinion of the three directors named to replace the Litchfield nominees on the Board of the Company, based on the continuing losses from operations it was probable that the auditors would again issue a going concern opinion on the financial statements for fiscal 1999, and that due to its persistent deteriorating financial condition it was possible that the Company would not be able to remain as a viable entity for a reasonable period of time, and that it therefore would not be able to stay current in all its required 1934 filings. Consequently, it was determined to effect the rescission of the transaction with Litchfield.

D.       ACQUISITION OF MINORITY INTEREST IN SHARES OF DIVERSE PRIVATE ENTITIES

         Subsequent to October 31, 2000, the Company has executed Subscription Agreements to purchase shares in the following private companies:

         Continental Sports Management, Inc.      1,100,000 shares
         Artwork and Beyond, Inc.                   600,000 shares
         Infotier, Ltd.                             750,000 shares

         The Company has offered to purchase shares in six additional private entities and anticipates that Subscription Agreements will be executed shortly. In each instance the entities whose shares have been (or will be) subscribed for are required to cause Registration Statements to be filed with the SEC to permit the sale by the Company of the shares subscribed for. The Company is advised that Registration Statements are now being prepared by the three companies listed above.

Item 2.  Description of Property
         -----------------------

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

Item 3.  Legal Proceedings
         -----------------

Litigation Instituted Against the Company
-----------------------------------------

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

         In the second matter, the same former subsidiary (GSME) was retained by Coastal Oil to clean-up an oil spill on the Delaware River. Plaintiff claims it was retained by GSME to assist in the spill clean-up. Plaintiff is in bankruptcy in Louisiana and has sued the Company and GSME for its alleged unpaid invoices in the amount of $78,000. The Company was able to demonstrate to plaintiff that the Company is not a proper party defendant, that the work was done by GSME, that plaintiff was retained by GSME, that all payments received from Coastal (including amounts due plaintiff) were deposited into the GSME bank account, and that the sole reason the Company has been named a defendant is because GSME, in 1994, filed with the Commonwealth of Pennsylvania a fictitious name certificate to be able to use the tradename "Global Spill Management". (The latter is not an actual entity in being.) As a result, the matter was settled by the Company for the sum of $10,000 to be paid to plaintiff, for which the Company has received an assignment of the claim from the plaintiff against GSME. An order to approve such settlement is pending before the Bankruptcy Judge in Louisiana. The Company assigned the claim against GSME to Hannibal Capital Corp. and the latter has instituted a claim against GSME that is now on the trial calendar in Pennsylvania.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         Inapplicable



                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
         --------------------------------------------------------

         On July 29, 1992, the Company's Common Stock commenced quotation on the NASDAQ Small Cap Market (NASDAQ) under the symbol GSMI. (The symbol was changed to GEGI coincident with the May 13, 1996, Amendment to the Articles of Incorporation, and to BIOF on June 18, 1998.) The following table sets forth the reported high and low bid and high and low asked quotations for the Company's Common Stock for the period November 1, 1998, to December 31, 2000. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

                                                    Closing                                   Closing
                       High Bid       Low Bid         Bid        High Ask       Low Ask         Ask

      1998
      ----
Oct 1 - Dec 31            6.5         3.5625         4.8125         6.75           3.25           5.0

      1999
      ----
Jan 1 - Mar 31         5.4791         2.9375         3.7916       5.6666         3.1458         3.875
Apr 1 - Jun 30         4.0833         2.6875         3.0833       4.3125         2.8958        3.4166
Jul 1 - Sep 30         2.8333         1.4062         2.1666       3.1458         1.5416        2.3958
Oct 1 - Dec 31         1.7396          .9479         1.3333       1.8125         1.0104        1.4687

      2000
      ----
Jan 1 - Mar 31         1.5000         0.8438         1.1875       1.6250         1.0000        1.2500
Apr 1 - Jun 30         1.5000         0.8125         1.1875       1.5313         0.9063        1.3125
Jul 1 - Sep 30         1.2500         0.5313         0.7500       1.3125         0.5625        1.0000
Oct 1 - Dec 31         1.0625         0.3750         0.5313       1.0938         0.4375        0.5938

   On January 19, 2001, the closing bid and asked prices were $.68750 and $.71875, respectively.

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

         As of the date hereof there were 4,376,930 shares of Common Stock validly issued and outstanding. The aggregate of 1,085,000 shares of Common Stock issued pursuant to two improperly filed Form S-8 filings are not deemed to be validly issued, fully paid and non-assessable because such shares were not registered for public sale, were issued without consideration and were not authorized for issuance by the Board of Directors. There were a total of approximately 600 holders of record as of December 31, 2000. The Company believes, based upon available information, that there are in excess of 1,000 beneficial owners of the Company's Common Stock. No shares of the Company's authorized Preferred Stock have ever been issued.

Dividends
---------

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

Item 6.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

         As a direct consequence of the implementation of the Plan of Reorganization described in Part I hereinabove, and the rescission of the transactions with Litchfield, the Company (as of October 31, 1999) disposed of all its operations and may today be fairly characterized as a non-operating "shell" corporation. Therefore, there is no need for discussion herein of prior results of operations, of year-to-date operating results and comparisons, and of liquidity and capital resources. As of the date hereof, the Company is able to meet its debts as they mature, which obligations (giving effect to the completion of the Plan of Reorganization described in Part I hereinabove) consist exclusively of legal, accounting and miscellaneous expenses endemic to any public company. The Company has outstanding subscriptions receivable of $647,250 as of December 31, 2000, all of which are due and deemed to be collectible prior to September 30, 2001.

         Assuming collection of its notes receivable, the Company will have available cash and no liabilities. Current payables will consist solely of professional fees and office overhead expenses. The Company believes that such financial condition, its existence as a public entity since 1992 and its current filer status under the 1934 Act, will make the Company an attractive candidate to businesses desirous of being acquired by a public company. Since the October 31, 1999, rescission of the Litchfield transactions, the Company has been presented with many proposed business combinations from entities engaged in various types of businesses. As of the date thereof, the Company has made no decision concerning a possible acquisition, the belief of management being that distribution of this Form 10-KSB (including the audited financial statements contained herein) will attract an even wider spectrum of potential business combinations.

Item 7.  Financial Statements
         --------------------

         Consolidated Financial Statements and supplementary financial information specified by this Item 7 are presented following Item 13 in Part III of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         ---------------------------------------------------------------

         Inapplicable

                                    PART III

Item 9. Directors, Executive Officers, Promotors and Control Persons; Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------------------

         The executive officers, directors and key personnel of the Company are as follows: (the information set forth hereunder is as of October 31, 2000 (the end of the fiscal period)), and gives effect to the resignations of the Litchfield-nominated directors effective October 31, 1999. Each of the four persons named below occupied the office set forth opposite his/her name until October 5, 1998 (the date of the reverse merger with Litchfield) and resumed such office effective October 31, 1999 (the date of the rescission with Litchfield).

Name                        Age        Positions held with the Company
----                        ---        -------------------------------

David R. Stith              71         President and Director

Herbert S. McDonald         64         Director

Allan Esrine                72         Principal Financial Officer and Director

Desiree L. Pierson          38         Secretary

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

         Allan Esrine became a director of the Company on November 15, 1996, as well as Principal Financial Officer. Mr. Esrine has, for the past five years, been involved in private financial activities in New York City, including the management of several family businesses.

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

Item 10. Executive Compensation
         ----------------------

         None of the present three directors and officers of the Company has received any remuneration of any kind (including reimbursement of expenses) during the period June 30, 1996 through October 31, 2000. Desiree L. Pierson, Secretary, has received the sum of $800 per month (plus accountable expenses) for services rendered to the Company on a part-time basis. There have been no employment contracts in effect since all such contracts existing as of June 28, 1996, were cancelled as of that date as part of the Plan of Reorganization.

Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

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

------------------

(1) Beneficial ownership as reported in the table above has been determined in accordance with Instruction (4) to Item 403 of Regulation S-B of the Securities Exchange Act.

(2) Percentage of class based upon 4,376,930 shares of Common Stock outstanding on October 31, 1999.

Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

         Inapplicable


Item 13. Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      1.  All financial statements - see index to Consolidated
                      Financial Statements on page F-1.

                  2. Exhibits - see Exhibits below.

         (b) The following Exhibits (incorporated herein by reference) are applicable to the period subsequent to the filing of Form 10-KSB for the fiscal year ended October 31, 1999, and prior to the filing date hereof:

                  A. Form 10-KSB, for the fiscal year ended October 31, 1999, filed on January 26, 2000, and amended on March 20, 2000

                  B. Form 10-QSB, for the first quarter ended January 31, 2000, filed on March 9, 2000

                  C. Form 10-QSB, for the second quarter ended April 30, 2000, filed on June 8, 2000

                  D. Form 10-QSB, for the third quarter ended July 31, 2000, filed on September 13, 2000

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        BIOFARM, INC.



                                               By:  /s/ David R. Stith
                                                        -----------------------
                                                        David R. Stith
                                                        President and Director
                                                        January 25, 2001


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                   Title                              Date
----------                   -----                              ----

/s/ David R. Stith           President and Director             January 25, 2001
    --------------
David R. Stith

/s/ Allan Esrine             Principal Financial and            January 25, 2001
    ------------             Accounting Officer and Director
Allan Esrine

/s/ Herbert S. McDonald      Director                           January 25, 2001
    -------------------
Herbert S. McDonald

                                              ----------------------------------
                                              |                                |
                                              |              Biofarm, Inc.     |
                                              |                                |
                                              |                                |
                                              |                                |
                                              ----------------------------------









                                     Report on Consolidated Financial Statements
                                                     Year Ended October 31, 1999
                                                     Year Ended October 31, 2000

                                  BIOFARM, INC.

                            OCTOBER 31, 2000 AND 1999

                                TABLE OF CONTENTS




                                                                                       Page
                                                                                       ----
Independent Auditors' Report....................................................        F-2

Consolidated Financial Statements

     Balance Sheets.............................................................        F-3

     Statements of Operations...................................................        F-4

     Statements of Changes in Stockholders' Equity..............................        F-5

     Statements of Cash Flows...................................................        F-6

     Notes to Consolidated Financial Statements.................................        F-7 - F-10


                          Independent Auditors' Report
                          ----------------------------

The Shareholders and Board of Directors
Biofarm, Inc.
Linfield, Pennsylvania


         We have audited the accompanying consolidated balance sheets of Biofarm, Inc. as of October 31, 2000 and 1999 and the related consolidated statements of operations, changes in Stockholders' equity and cash flows for the years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biofarm, Inc. as of October 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                            ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
January 19, 2001

                                  BIOFARM, INC.
                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 2000 AND 1999


                                  ASSETS
                                                                           2000                       1999
                                                                           ----                       ----
CURRENT ASSETS
      Cash                                                           $           2,192          $           2,882
      Note receivable, Stockholder                                                   -                     40,000
      Subscriptions receivable                                                 682,128                    750,000
                                                                     ------------------         ------------------
          Total current assets                                                 684,320                    792,882

PROPERTY                                                                             -                          -

OTHER ASSETS
     Convertible note receivable                                                     -                    439,250
                                                                     ------------------         ------------------

          Total Assets                                               $         684,320          $       1,232,132
                                                                     ==================         ==================

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                               $          37,650          $          54,924
      Third party indebtedness                                                       -                    200,000
                                                                     ------------------         ------------------
          Total current liabilities                                             37,650                    254,924

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value; 5,000,000
      shares authorized, none issued
    Common stock, $.001 par value; 25,000,000
       shares authorized, 4,376,930 shares
       issued and outstanding in 2000 and
       1999, respectively                                                        4,377                      4,377
     Additional paid-in capital                                             17,084,552                 17,323,802
     Accumulated deficit                                                   (16,441,272)               (16,350,971)
                                                                     ------------------         ------------------
                                                                               647,657                    977,208
     Less treasury stock, at cost, 385 shares in 2000                             (987)                         -
                                                                     ------------------         ------------------
          Total Stockholders' equity                                           646,670                    977,208
                                                                     ------------------         ------------------

          Total Liabilities and Stockholders' Equity                 $         684,320          $       1,232,132
                                                                     ==================         ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEARS ENDED OCTOBER 31, 2000 AND 1999




                                                                                  2000                  1999
                                                                                  ----                  ----
Revenue
    Settlement of litigation                                                 $       25,000        $             -
    Interest                                                                         28,878                      -
                                                                             ---------------       ----------------
                                                                                     53,878                      -

General and administrative expenses                                                (144,179)               106,618
                                                                             ---------------       ----------------

       NET LOSS                                                              $      (90,301)       $      (106,618)
                                                                             ===============       ================


Basic loss per common share                                                  $         (.02)       $          (.02)
                                                                             ===============       ================


Weighted-average number of common shares outstanding                              4,376,930              4,371,417
                                                                             ===============       ================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      YEARS ENDED OCTOBER 31, 2000 AND 1999

                                                    Additional                                                         Total
                                       Common        Paid-In        Accumulated       Treasury     Subscriptions    Stockholders'
                                       Stock         Capital          Deficit           Stock        Receivable        Equity
                                    ------------   -------------- ----------------   ------------  --------------  ----------------

Balance, November 1, 1998             $   4,212    $ 16,334,717    $ (16,244,353)                  $   (149,250)    $    (54,674)

Payment of subscriptions                      -               -                -                        109,250          109,250

Issuance of stock subscriptions               -         750,000                -                              -          750,000

Reclassification of subscription
  receivable to note receivable               -               -                -                         40,000           40,000

Issuance of common stock                    165         239,085                -                              -          239,250

Net loss                                      -               -         (106,618)                             -         (106,618)
                                      ----------   -------------   --------------                  -------------    -------------

Balance, October 31, 1999                 4,377      17,323,802      (16,350,971)                             -          977,208

Purchase of treasury stock,
  at cost                                     -               -                -    $      (987)              -             (987)

Cancellation of common
  stock issuance                           (165)       (239,085)               -              -               -         (239,250)

Issuance of common stock                    165            (165)               -              -               -                -

Net loss                                      -               -          (90,301)             -               -          (90,301)
                                      ----------   -------------   --------------   ------------   -------------    -------------

Balance, October 31, 2000             $   4,377    $ 17,084,552    $ (16,441,272)   $      (987)   $          -     $    646,670
                                      ==========   =============   ==============   ============   =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED OCTOBER 31, 2000 AND 1999

                                                                               2000                     1999
                                                                               ----                     ----
OPERATING ACTIVITIES
     Net loss                                                              $     (90,301)           $    (106,618)
     Adjustments to reconcile net loss to net cash
        utilized by operating activities:
        Changes in:
             Accounts payable                                                    (17,274)                  (2,078)
             Subscription accrued interest                                       (28,878)                       -
                                                                           --------------           --------------

      Net cash utilized by operating activities                                 (136,453)                (108,696)

FINANCING ACTIVITIES
    Payments of note receivable, Stockholder                                      40,000                  109,250
    Payments of subscriptions receivable                                          96,750                        -
    Purchase of treasury stock                                                      (987)                       -
                                                                           --------------           --------------

    Net cash provided by financing activities                                    135,763                  109,250
                                                                           --------------           --------------

        INCREASE (DECREASE) IN CASH                                                 (690)                     554

Cash, beginning of year                                                            2,882                    2,328
                                                                           --------------           --------------

Cash, end of year                                                          $       2,192            $       2,882
                                                                           ==============           ==============


SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

    In 2000, the Company determined that the Convertible Note, in the amount of $439,250, received from Litchfield Continental, Ltd. pursuant to the Rescission Agreement, dated October 31, 1999, was uncollectible. Accordingly, the Company elected to write off such Convertible Note and to cancel the 165,000 shares of the Company's Common Stock and $200,000 principal amount of assumption of Litchfield Indebtedness exchanged for such Convertible Note.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2000 AND 1999



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization
     ------------

     Biofarm, Inc. (formerly Global Spill Management, Inc.) was incorporated in June, 1991, to acquire, operate and develop environmental contracting and consulting companies, and related businesses. All operating companies were disposed of or sold in prior years.

     Principles of consolidation
     ---------------------------

     The accompanying consolidated financial statements include the accounts of Biofarm, Inc. and its wholly owned subsidiaries (collectively referred to as the "Company" or "Biofarm") after elimination of all significant intercompany balances and transactions.

     Use of estimates
     ----------------

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

     Income taxes
     ------------

     Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

     Loss per common share
     ---------------------

     The Company adopted SFAS No. 128, "Earnings Per Share" ("EPS"), which provides for the calculation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the income (loss) of the Company. There is no difference in basic and diluted EPS for the two periods ended October 31, 2000 since there are no potentially dilutive securities outstanding for either period presented.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2000 AND 1999



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

     Since the Debenture could only be converted into the common stock of the Company, for accounting purposes, Biofarm, S.A. would be considered the acquiring entity. Therefore, the acquisition was accounted for as a reverse purchase in accordance with Generally Accepted Accounting Principles and with Biofarm, S.A. retaining the majority voting interest in the merged entity. Also, the Directors and Officers of Biofarm, S.A. became the Directors and Officers of the Company. Prior to the reverse merger, the Company had no operating activities.

     Subsequently, the Company has concluded that the transaction between the Company and Litchfield never, in point in fact, was consummated on October 5, 1998. Therefore, the operations of the Litchfield-contributed companies never belonged to the Company and should not be included in the Company's financial statements for the years ended October 31, 2000 and 1999.

     Under terms of the Rescission Agreement between the Company and Litchfield dated October 31, 1999, the following occurred:

           a. The Company's Convertible Debenture issued to Litchfield was cancelled and the Company returned to Litchfield the assets previously transferred to the Company by Litchfield;

           b. The Litchfield nominees to the Company's Board tendered their resignations therefrom and the three directors of the Company who occupied such office prior to October 5, 1998, were restored as the directors of the Company; and,

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2000 AND 1999



NOTE B - FAILED ACQUISITIONS (Continued)

           c. Litchfield indemnified the Company against all liabilities incurred since October 5, 1998, except for one such indebtedness in the amount of $200,000 which is reflected as third party indebtedness under current liabilities. In addition, the Company (subject to Litchfield's fulfillment of its obligations under the Rescission Agreement) agreed to honor Litchfield's issuance to a third party of 165,000 shares which were issued at current market value, net of a discount due to the stock being restricted, of $239,250; Litchfield issued to the Company a five-year convertible note in the principal amount of $439,250, plus interest at 6% per annum. In July, 2000, the Company instructed its Transfer Agent to cancel the 165,000 shares and advised Litchfield that the $200,000 obligation of Litchfield assumed by the Company, pursuant to the Rescission Agreement, would not be honored. Each such action was taken by the Company because of Litchfield's demonstrable inability to honor its $439,250 obligation to the Company, pursuant to the Rescission Agreement. The effect of this transaction, as a result of canceling the 165,000 shares, was the reduction of additional paid-in capital of $239,250. This had been recorded as bad debt expense in the third quarter of fiscal year 2000 because the Company was unsure if it would successfully cancel the shares. Thus, bad debt expense was reversed in the fourth quarter of fiscal year 2000.


NOTE C - SUBSCRIPTIONS RECEIVABLE

     In October, 1999, the Company received 14 non-negotiable promissory notes for the purpose of subscribing to purchase a total of 1,500,000 shares of common stock for a total of $750,000. The promissory notes are due on September 30, 2001, and bear interest at 4%. The notes, principal and interest, may be paid at any time before the due date. If the maker of the note is in default of payment, the note will bear interest at 8% from the date of default. During the year ended October 31, 2000, an aggregate of $82,500 of such notes was paid in full.


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

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2000 AND 1999



NOTE E - INCOME TAXES

     The Company had deferred tax assets of approximately $4,000,000 as of October 31, 2000, related to net operating loss carryforwards ("NOL'"), which have yet to be utilized. As a result of the sale of the Company's operating subsidiaries and the issuance of additional shares of common stock, the amount of the NOL of approximately $11,600,000 may be limited. Also, the utilization of these losses, if available, to reduce the future income taxes will depend upon the generation of sufficient taxable income prior to the expiration of the NOL. Therefore, the Company has established a 100% valuation allowance against the deferred tax assets as the likelihood of recognizing this benefit cannot be certain. The net operating losses will expire in various years through June, 2015.


NOTE F - PROPERTY

     The Company owns a property located in Camden, New Jersey which is carried at zero value. The Company intends to offer such property for sale upon the resolution of certain environmental issues.


NOTE G - SUBSEQUENT EVENT

     Since October 31, 2000, the Company has entered into Subscription Agreements pursuant to which it has subscribed for the number of shares set forth opposite the names of the following corporations:

          Continental Sports Management                      1,100,000
          Infotier, Ltd.                                       750,000
          Artwork and Beyond, Inc.                             600,000

     Currently, the Company has offered to purchase shares in six additional entities and anticipates that Subscription Agreements will be executed shortly. In each instance, the entities whose shares have been (or will be) subscribed for are required to file a Registration Statement with the SEC that will permit the sale by the Company of the subscribed shares. The Company is advised that Registration Statements are presently being prepared by the three companies listed above.