Form 10QSB
period 2001-01-31
BIOFARM INC
filed 2001-03-12
CIK 888702

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
      [X] Quarterly report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the quarterly period ended January 31, 2001

      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

         For the transition period from                    to
                                        ------------------    ------------------


                         Commission File Number 0-20317

                              --------------------


                                  BIOFARM, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Nevada                                           88-0270266
  ---------------------------------                          -------------------
     (State or other jurisdiction                             (I.R.S. Employer
  of incorporation or organization)                          Identification No.)

                           1244 Main Street, Linfield,
                ------------------------------------------------
                  Pennsylvania 19468 (United States address of
                principal executive offices, including zip code)

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

         The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of March 9, 2001, was 4,376,930.


--------------------------------------------------------------------------------

                                  BIOFARM, INC.

                                   Form 10-QSB

                                      INDEX

PART I   FINANCIAL INFORMATION
                                                                            Page

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets                                        F-1
                  January 31, 2001 and October 31, 2000

         Consolidated Statements of Operations - Three months ended         F-2
                  January 31, 2001 and 2000

         Consolidated Statements of Changes in Stockholders' Equity         F-3

         Consolidated Statements of Cash Flows -Three months ended          F-4
                  January 31, 2001 and 2000

         Notes to Financial Statements                                      F-5

PART II  OTHER INFORMATION

Item 2.  Management's Discussion and Analysis or Plan of Operation            8

         Signatures                                                           9

                              PART I
                   ITEM 1. FINANCIAL STATEMENTS
                           BIOFARM, INC.
                    CONSOLIDATED BALANCE SHEETS
                            (Unaudited)



                              ASSETS

                                                                     January 31,      October 31,
                                                                        2001              2000
                                                                     -----------      -----------
CURRENT ASSETS
      Cash                                                           $     1,416     $      2,192
      Subscriptions receivable and accrued interest                      683,610          682,128
                                                                     -----------      -----------

            Total Current Assets                                     $   685,026      $   684,320
                                                                     ===========      ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                               $    36,150      $    37,650
                                                                     -----------      -----------
            Total current liabilities                                     36,150           37,650

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value; 5,000,000
      shares authorized, none issued
    Common stock, $.001 par value; 25,000,000
       shares authorized, 4,376,930 shares issued
       and outstanding in 2000 and 1999                                    4,377            4,377
     Additional paid-in capital                                       17,084,552       17,084,552
     Accumulated deficit                                             (16,439,066)     (16,441,272)
                                                                     -----------      -----------
                                                                         649,863          647,657
    Less treasury stock, at cost, 385 shares                                (987)            (987)
                                                                     -----------      -----------
            Total Stockholders' equity                                   648,876          646,670
                                                                     -----------      -----------

            Total Liabilities and Stockholders' Equity                   685,026          684,320
                                                                     ===========      ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                                 BIOFARM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Three Months Ended January 31,
                                                          ------------------------------
                                                           2001                   2000
                                                           ----                   ----
Revenue
    Settlement of litigation                                                     $   25,000
    Interest                                              $    6,483                  7,500
                                                          ----------             ----------
                                                               6,483                 32,500

General and administrative expenses                            4,277                 24,855
                                                          ----------             ----------

Net income                                                $    2,206             $    7,645
                                                          ==========             ==========

Basic income per common share                             $        -             $        -
                                                          ==========             ==========

Weighted-average number of common shares
   outstanding                                             4,376,930              4,376,930
                                                          ==========             ==========




        The accompanying notes are an integral part of these consolidated financial statements.

                                 BIOFARM, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                              Additional                                                                Total
                                Common         Paid-In         Accumulated       Treasury       Subscriptions       Stockholders'
                                  Stock          Capital            Deficit        Stock         Receivable             Equity
                             -------------   -------------    ---------------   ------------   ----------------    -----------------

Balance, November 1, 1999     $  4,377      $ 17,323,802       $(16,350,971)                        $      -             $ 977,208

Purchase of treasury stock,
  at cost                            -                 -                  -         $ (987)                -                  (987)

Cancellation of common
  stock issuance                  (165)         (239,085)                 -              -                 -              (239,250)

Issuance of common stock           165              (165)                 -              -                 -                     -

Net loss                             -                 -            (90,301)             -                 -               (90,301)
                              --------      ------------       ------------         ------          --------            ----------

Balance, October 31, 2000        4,377        17,084,552        (16,441,272)          (987)                -               646,670

Net income                           -                 -              2,206              -                 -                 2,206
                              --------      ------------       ------------         ------          --------            ----------

Balance, January 31, 2001     $  4,377      $ 17,084,552       $(16,439,066)        $ (987)         $      -            $  648,876
                              ========      ============       ============         ======          ========            ==========



   The accompanying notes are an integral part of these consolidated financial statements.

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                      Three Months Ended January 31,
                                                                      ------------------------------
                                                                        2001                 2000
                                                                        ----                 ----
OPERATING ACTIVITIES
     Net income                                                        $ 2,206             $  7,645
     Adjustments to reconcile net income to
        net cash utilized by operating activities:
        Changes in:
             Accounts payable                                           (1,500)             (27,552)
             Subscription accrued interest                              (6,482)              (7,500)
                                                                       -------             --------
                                                                        (7,982)             (35,052)
                                                                       -------             --------

      Net cash utilized by operating activities                         (5,776)             (27,407)

FINANCING ACTIVITIES
    Payments of note receivable, Stockholder                             5,000               25,000
                                                                       -------             --------

    Net cash provided by financing activities                            5,000               25,000
                                                                       -------             --------

             DECREASE IN CASH                                             (776)              (2,407)

Cash, beginning of period                                                2,192                2,882
                                                                       -------             --------

Cash, end of period                                                    $ 1,416             $    475
                                                                       =======             ========


        The accompanying notes are an integral part of these consolidated financial statements.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

     Earnings per common share
     -------------------------

     The Company adopted SFAS No. 128, "Earnings Per Share" ("EPS"), which provides for the calculation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the income (loss) of the Company. There is no difference in basic and diluted EPS for the three months ended January 31, 2001 and 2000 since there are no potentially dilutive securities outstanding for either period presented.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE B - SUBSCRIPTIONS RECEIVABLE

     In October, 1999, the Company received 14 non-negotiable promissory notes for the purpose of subscribing to purchase a total of 1,500,000 shares of common stock for a total of $750,000. The promissory notes are due on September 30, 2001, and bear interest at 4%. The notes, principal and interest, may be paid at any time before the due date. If the maker of the note is in default of payment, the note will bear interest at 8% from the date of default. As of January 31, 2001, $101,750 of principal has been paid on these subscriptions.


NOTE C - LITIGATION

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


NOTE D - INCOME TAXES

     The Company had deferred tax assets of approximately $4,000,000 as of January 31, 2001, related to net operating loss carryforwards ("NOL""), which have yet to be utilized. As a result of the sale of the Company's operating subsidiaries and the issuance of additional shares of common stock, the amount of the NOL of approximately $11,600,000 may be limited. Also, the utilization of these losses, if available, to reduce the future income taxes will depend upon the generation of sufficient taxable income prior to the expiration of the NOL. Therefore, at January 31, 2001 and October 31, 2000, the Company has established a 100% valuation allowance against the deferred tax assets as the likelihood of recognizing this benefit cannot be certain. The net operating losses will expire in various years through June, 2015.


NOTE E - PROPERTY

     The Company owns a property located in Camden, New Jersey which is carried at zero value. The Company intends to offer such property for sale upon the resolution of certain environmental issues.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE F - SUBSCRIPTION AGREEMENTS

     Since October 31, 2000, the Company has entered into Subscription Agreements pursuant to which it has subscribed for the number of shares set forth opposite the names of the following corporations:

                  Continental Sports Management, Inc.         1,100,000
                  Infotier, Ltd.                                750,000
                  Artwork and Beyond, Inc.                      600,000
                  Kiddie Club, Inc.                             750,000

     Currently, the Company has offered to purchase shares in six additional entities and anticipates that Subscription Agreements will be executed shortly. In each instance, the entities whose shares have been (or will be) subscribed for are required to file a Registration Statement with the SEC that will permit the sale by the Company of the subscribed shares. The Company is advised that Registration Statements are presently being prepared by the four companies listed above.

                                     PART II

                                OTHER INFORMATION

Item 2. Management's Discussion and Analysis or Plan of Operation
        ---------------------------------------------------------

     The Company may today be fairly characterized as a non-operating "shell" corporation. Therefore, there is no need for discussion herein of prior results of operations, of year-to-date operating results and comparisons, and of liquidity and capital resources. As of the date hereof, the Company is able to meet its obligations as they mature, which obligations consist exclusively of legal, accounting and miscellaneous expenses endemic to any public entity. As of March 6, 2001, the Company has outstanding subscriptions receivable of $589,500, all of which are deemed to be collectible, and available cash of $56,000.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




BIOFARM, INC.                                   /s/ David R. Stith
(Registrant)                                    --------------------------------
                                                David R. Stith
                                                President




Dated:  March 12, 2001                          /s/ Allan Esrine
                                                --------------------------------
                                                Allan Esrine
                                                Vice President