Form 10QSB
period 2001-04-30
BIOFARM INC
filed 2001-06-14
CIK 888702

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
         [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2001

         [   ]    Transition report pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

For the transition period from                       to
                               ---------------------    -----------------------


                         Commission File Number 0-20317

                          ----------------------------

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

         The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of June 8, 2001, was 4,376,930.

                                  BIOFARM, INC.

                                   Form 10-QSB

                                      INDEX





PART I     FINANCIAL INFORMATION

                                                                          Page

Item 1.    Financial Statements (Unaudited)

           Consolidated Balance Sheets                                     F-1
                    April 30, 2001 and October 31, 2000

           Consolidated Statements of Operations - Six months ended        F-2
                    April 30, 2001 and 2000

           Consolidated Statements of Operations - Three months ended      F-3
                    April 30, 2001 and 2000

           Consolidated Statements of Changes in Stockholders' Equity      F-4

           Consolidated Statements of Cash Flows - Six months ended        F-5
                    April 30, 2001 and 2000

           Notes to Financial Statements                                   F-6

PART II    OTHER INFORMATION

Item 2.    Management's Discussion and Analysis or Plan of Operation         9

           Signatures                                                       10

                                 PART I
                      ITEM 1. FINANCIAL STATEMENTS
                             BIOFARM, INC.
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                 ASSETS

                                                              April 30,      October 31,
                                                                2001            2000
                                                            ------------    ------------
CURRENT ASSETS
      Cash                                                  $      9,394    $      2,192
      Subscriptions receivable and accrued interest              612,070         682,128
                                                            ------------    ------------
               Total current assets                              621,464         684,320

OTHER ASSETS
      Investments                                                 45,624            --
                                                            ------------    ------------
               Total other assets                                 45,624            --
                                                            ------------    ------------

               Total Assets                                 $    667,088    $    684,320
                                                            ============    ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                      $     49,535    $     37,650
                                                            ------------    ------------
               Total current liabilities                          49,535          37,650

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value; 5,000,000
      shares authorized, none issued
    Common stock, $.001 par value; 25,000,000
       shares authorized, 4,376,930 shares issued
       and outstanding in 2001 and 2000                            4,377           4,377
     Additional paid-in capital                               17,084,552      17,084,552
     Accumulated deficit                                     (16,470,389)    (16,441,272)
                                                            ------------    ------------
                                                                 618,540         647,657
    Less treasury stock, at cost, 385 shares                        (987)           (987)
                                                            ------------    ------------
               Total Stockholders' equity                        617,553         646,670
                                                            ------------    ------------

               Total Liabilities and Stockholders' Equity   $    667,088    $    684,320
                                                            ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                           Six Months Ended April 30,
                                               2001           2000
                                           -----------    -----------

Revenue
    Settlement of litigation                              $    25,000
    Interest                               $    12,193         14,855
                                           -----------    -----------
                                                12,193         39,855

General and administrative expenses             41,310         42,862
                                           -----------    -----------

Loss before nonrecurring item                  (29,117)        (3,007)

Nonrecurring item
     Bad debt expense                             --         (239,250)
                                           -----------    -----------

              NET LOSS                     $   (29,117)   $  (242,257)
                                           ===========    ===========


Basic loss per common share                $     (0.01)   $     (0.05)
                                           ===========    ===========


Weighted-average number of common shares
   outstanding                               4,376,930      4,376,930
                                           ===========    ===========









              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                          Three Months Ended April 30,
                                               2001           2000
                                           -----------    -----------

Revenue
    Interest                               $     5,710    $     7,355

General and administrative expenses             36,734         18,007
                                           -----------    -----------

Loss before nonrecurring item                  (31,024)       (10,652)

Nonrecurring item
     Bad debt expense                             --         (239,250)
                                           -----------    -----------

              NET LOSS                     $   (31,024)   $  (249,902)
                                           ===========    ===========


Basic loss per common share                $     (0.01)   $     (0.05)
                                           ===========    ===========


Weighted-average number of common shares
   outstanding                               4,376,930      4,376,930
                                           ===========    ===========











              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)







                                               Additional                                         Total
                                 Common         Paid-In       Accumulated      Treasury       Stockholders'
                                  Stock         Capital          Deficit         Stock           Equity
                              ------------    ------------    ------------    ------------    ------------

Balance, November 1, 1999     $      4,377    $ 17,323,802    $(16,350,971)                   $    977,208

Purchase of treasury stock,
  at cost                             --              --              --      $       (987)           (987)

Cancellation of common
  stock issuance                      (165)       (239,085)           --              --          (239,250)

Issuance of common stock               165            (165)           --              --              --

Net loss                              --              --           (90,301)           --           (90,301)
                              ------------    ------------    ------------    ------------    ------------

Balance, October 31, 2000            4,377      17,084,552     (16,441,272)           (987)        646,670

Net loss                              --              --           (29,117)           --           (29,117)
                              ------------    ------------    ------------    ------------    ------------

Balance, April 30, 2001       $      4,377    $ 17,084,552    $(16,470,389)   $       (987)   $    617,553
                              ============    ============    ============    ============    ============














              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED APRIL 30, 2001 AND 2000
                                   (Unaudited)




                                                               2001         2000
                                                            ---------    ---------

OPERATING ACTIVITIES
     Net loss                                               $ (29,117)   $(242,257)
     Adjustments to reconcile net loss to net cash
        provided (utilized) by operating activities:
     Bad debt expense                                            --        239,250
         Changes in:
             Accounts payable                                  11,885      (14,915)
             Subscription accrued interest                    (12,192)     (14,855)
                                                            ---------    ---------

     Net cash provided (utilized) by operating activities     (29,424)     (32,777)

INVESTING ACTIVITIES
     Purchase of investments                                  (45,624)        --
                                                            ---------    ---------

     Net cash utilized by investing activities                (45,624)        --

FINANCING ACTIVITIES
    Payments of note receivable, Stockholder                   82,250       54,500
                                                            ---------    ---------

    Net cash provided by financing activities                  82,250       54,500
                                                            ---------    ---------

             INCREASE IN CASH                                   7,202       21,723

Cash, beginning of period                                       2,192        2,882
                                                            ---------    ---------

Cash, end of period                                         $   9,394    $  24,605
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

     Investments

     The Company has entered into Subscription Agreements, as discussed in Note F, to purchase the stock of several private companies. Currently, because none of the companies' impending registration statements have gone effective, the Company's investments do not have readily determinable market values. Consequently, the Company has recorded its investment in these companies at cost. If any of these shares become publicly traded in the future, the Company will classify them as available-for-sale securities and account for them in accordance with SFAS 115, "Accounting of Certain Investments in Debt and Equity Securities". The Company reviews its investments carried at cost for impairment.

     Income taxes

     Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Earnings per common share

     The Company adopted SFAS No. 128, "Earnings Per Share" ("EPS"), which provides for the calculation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the income (loss) of the Company. There is no difference in basic and diluted EPS for the six and three months ended April 30, 2001 and 2000 since there are no potentially dilutive securities outstanding for either period presented.


NOTE B - SUBSCRIPTIONS RECEIVABLE

     In October, 1999, the Company received 14 non-negotiable promissory notes for the purpose of subscribing to purchase a total of 1,500,000 shares of common stock for a total of $750,000. The promissory notes are due on September 30, 2001, and bear interest at 4%. The notes, principal and interest, may be paid at any time before the due date. If the maker of the note is in default of payment, the note will bear interest at 8% from the date of default. As of April 30, 2001, $179,000 of principal has been paid on these subscriptions.


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


NOTE D - INCOME TAXES

     The Company had deferred tax assets of approximately $4,000,000 as of April 30, 2001, related to net operating loss carryforwards ("NOL""), which have yet to be utilized. As a result of the sale of the Company's operating subsidiaries and the issuance of additional shares of common stock, the amount of the NOL of approximately $11,600,000 may be limited. Also, the utilization of these losses, if available, to reduce the future income taxes will depend upon the generation of sufficient taxable income prior to the expiration of the NOL. Therefore, at April 30, 2001 and October 31, 2000, the Company has established a 100% valuation allowance against the deferred tax assets as the likelihood of recognizing this benefit cannot be certain. The net operating losses will expire in various years through June, 2015.
                                       F-7

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



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


NOTE F - SUBSCRIPTION AGREEMENTS

     Since October 31, 2000, the Company has entered into Subscription Agreements pursuant to which it has subscribed for the number of shares set forth opposite the names of the following corporations:

                  Paragon Sports Group, Inc.                   1,100,000
                  Infotier, Ltd.                                 750,000
                  Artwork and Beyond, Inc.                       600,000
                  Kiddie Club, Inc.                              750,000
                  Lindenhurst Group, Inc.                      1,000,000
                  Autoexotica International, Ltd.              1,100,000
                  Total Funding.com                            2,166,748
                  Diamond Coat Technologies, Inc.                900,000
                  Sticky Web, Inc.                             1,469,326

     Currently, the Company has offered to purchase shares in five additional entities and anticipates that Subscription Agreements will be executed shortly. In each instance, the entities whose shares have been (or will be) subscribed for are required to file a Registration Statement with the SEC that will permit the sale by the Company of the subscribed shares. The Company is advised that Registration Statements have been filed by two of the entities listed above and are being prepared by the remainder of the companies listed above.

                                     PART II

                                OTHER INFORMATION

Item 2.           Management's Discussion and Analysis or Plan of Operation

     The Company may today be fairly characterized as a non-operating "shell" corporation. Therefore, there is no need for discussion herein of prior results of operations, of year-to-date operating results and comparisons, and of liquidity and capital resources. As of the date hereof, the Company is able to meet its obligations as they mature, which obligations consist exclusively of legal, accounting and miscellaneous expenses incurred by any public entity. As of June 6, 2001, the Company has outstanding subscriptions receivable of $560,250, all of which are deemed to be collectible. Between March 6 and June 6, 2001, the Company received subscriptions receivable payments of $41,500.

     In order to enhance Shareholder value, management has initiated a program of investing in private companies desirous of becoming public entities. Nine (9) Subscription Agreements have been executed and negotiations are on-going with five (5) additional companies. Management envisions that, when the sale of such nine (9) securities is legally permissible, such shares will be sold and the proceeds derived therefrom retained by the Company. Simultaneously, the Company, anticipating an improved financial position, is actively seeking an acquisition candidate for a reverse merger with the Company.

Item 5.           Other Information

     The Company has executed Subscription Agreements pursuant to which it has subscribed for the number of shares set opposite the names of the following private entities:

                  Paragon Sports Group, Inc.                   1,100,000
                  Artwork and Beyond, Inc.                       600,000
                  Infotier, Ltd.                                 750,000
                  Lindenhurst Group, Inc.                      1,000,000
                  Kiddie Club, Inc.                              750,000
                  Autoexotica International, Ltd.              1,100,000
                  Total Funding.com                            2,166,748
                  Diamond Coat Technologies, Inc.                900,000
                  Sticky Web, Inc.                             1,469,326

     Each Subscription Agreement requires that the named entity file a Registration Statement on Form SB-2 permitting sale of the respective shares owned by the Company. Two such Registration Statements have heretofore been filed. As of the date hereof, the Company is in active negotiations to acquire share interests in an additional five entities. (See Item 2 of Part I hereinbefore.)

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





BIOFARM, INC.                                     /s/ David R. Stith
                                                  ------------------------------
(Registrant)                                      David R. Stith
                                                  President





Dated:  June 14, 2001                             /s/ Allan Esrine
                                                  ------------------------------
                                                  Allan Esrine
                                                  Vice President