Form 10QSB
period 2001-07-31
BIOFARM INC
filed 2001-09-04
CIK 888702

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
         [ X ]    Quarterly report under Section 13 or 15(d) of the
                  Securities Exchange Act of 1934 for the quarterly period ended July 31, 2001

         [   ]    Transition report pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

         For the transition period from                   to
                                        -----------------    -------------------


                         Commission File Number 0-20317

                             ----------------------

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

         The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of September 12 , 2001, was 4,671,930.

                                  BIOFARM, INC.

                                   Form 10-QSB


                                      INDEX


PART I   FINANCIAL INFORMATION
                                                                           Page
Item 1.  Financial Statements (Unaudited)
         Consolidated Balance Sheets
                  July 31, 2001 and October 31, 2000                       F-1

         Consolidated Statements of Operations - Nine months ended
                  July 31, 2001 and 2000                                   F-2

         Consolidated Statements of Operations - Three months ended
                  July 31, 2001 and 2000                                   F-3

         Consolidated Statements of Changes in Stockholders' Equity        F-4

         Consolidated Statements of Cash Flows - Nine months ended
                  July 31, 2001 and 2000                                   F-5

         Notes to Financial Statements                                     F-6

Item 2.  Management's Discussion and Analysis or Plan of Operation         11



PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 12

Item 2.  Changes in Securities and Use of Proceeds                         12

Item 5.  Other Information                                                 12



         Signatures                                                        15

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS
                                  BIOFARM, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                  ASSETS
                                                                       July 31,       October 31,
                                                                         2001            2000
                                                                     ------------    ------------
CURRENT ASSETS
         Cash                                                        $        811    $      2,192
         Subscriptions receivable and accrued interest                    550,110         682,128
                                                                     ------------    ------------
                  Total Current Assets                                    550,921         684,320


OTHER ASSETS
         Investments                                                       73,599              --
                                                                     ------------    ------------
                  Total other assets                                       73,599              --
                                                                     ------------    ------------

                  Total Assets                                       $    624,520    $    684,320
                                                                     ------------    ------------

                     LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
         Accounts Payable                                            $     52,146    $     37,650
                                                                     ------------    ------------
                  Total Current Liabilities                                52,146          37,650

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

         Preferred stock, $.001 par value; 5,000,000
           Shares authorized, none issued
         Common stock, $.001 par value; 25,000,000
           Shares authorized, 4,671,930 shares issued
           and outstanding in 2000 and 4,376,930
           shares issued and outstanding in 1999                            4,377           4,377
         Additional paid-in capital                                    17,084,552      17,084,552
         Accumulated deficit                                          (16,515,568)    (16,441,272)
                                                                     ------------    ------------
                                                                          573,361         647,657
         Loss treasury stock, at cost, 385 shares                            (987)           (987)
                                                                     ------------    ------------
                  Total Stockholders' Equity                              572,374         646,670
                                                                     ------------    ------------

                  Total Liabilities and Stockholders' Equity         $    624,520    $    684,320
                                                                     ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                          Nine Months Ended July 31,
                                                         ----------------------------
                                                             2001            2000
                                                         ------------    ------------
Revenue
         Settlement of litigation                                        $     25,000
         Interest                                        $     17,233          21,520
                                                         ------------    ------------
                                                               17,233          46,520

General and administrative expenses                            91,529         120,463
                                                         ------------    ------------

Loss before nonrecurring item                                 (74,296)        (73,943)

Nonrecurring item
         Bad debt expense                                          --        (239,250)
                                                         ------------    ------------

                  NET LOSS                               $    (74,296)   $   (313,193)
                                                         ============    ============

Basic loss per common share                              $      (0.02)   $      (0.07)
                                                         ============    ============
Weighted-average number of common shares
        outstanding                                         4,405,026       4,376,930
                                                         ============    ============







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                         Three Months Ended July 31,
                                                         ----------------------------
                                                             2001            2000
                                                         ------------    ------------
Revenue
         Interest                                        $      5,040    $      6,665
                                                         ------------    ------------
                                                                5,040           6,665

General and administrative expenses                            50,219          77,601
                                                         ------------    ------------

                 NET LOSS                                $    (45,179)   $    (70,936)
                                                         ============    ============

Basic loss per common share                              $      (0.01)   $      (0.02)
                                                         ============    ============
Weighted-average number of common shares
         outstanding                                        4,460,300       4,376,930
                                                         ============    ============





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                 Additional                                        Total
                                    Common        Paid-In        Accumulated      Treasury     Stockholders'
                                    Stock         Capital          Deficit          Stock         Equity
                                   -------        --------         --------       --------       --------
Balance, November 1, 1999        $    4,377      $ 17,323,802    $(16,350,971)                  $ 977,208

Purchase of treasury stock,
  at cost                                --                --              --    $   (987)           (987)

Cancellation of common
  stock issuance                       (165)         (239,085)             --          --        (239,250)

Issuance of common stock                165              (165)             --          --              --

Net loss                                 --                --         (90,301)         --         (90,301)
                                  ---------      ------------    ------------     -------        --------
Balance, October 31, 2000             4,377        17,084,552     (16,441,272)       (987)        646,670

Net loss                                 --                --         (74,296)         --         (74,296)
                                  ---------      ------------    ------------     -------        --------

Balance, April 30, 2001               4,377        17,084,552     (16,515,568)       (987)        572,374
                                  =========      ============    ============     ========       ========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED JULY 31, 2001
                                   (Unaudited)





                                                                     2001               2000
                                                                  ---------           ----------
OPERATING ACTVITIES
         Net Loss                                                  $ (74,296)         $ (313,193)
         Adjustments to reconcile net loss to cash
           provided (utilized) by operating activities:
         Bad debt expense                                                 --             239,250
            Changes in:
                  Accounts payable                                    14,496             (23,163)
                  Subscription accrued interest                      (17,232)            (21,520)
                                                                  ----------          ----------

         Net cash provided (utilized) by operating activities        (77,032)           (118,626)

INVESTING ACTIVITIES
         Purchase of investments                                     (73,599)                 --
                                                                  ----------          ----------

         Net cash utilized by investing activities                   (73,599)                 --

FINANCING ACTIVITIES
         Payments of note receivable, stockholder                    149,250             123,500
         Payable due to Hannibal Capital Corp.                            --              (6,172)
         Purchase of treasury stock                                       --                (987)
                                                                  ----------          ----------

         Net cash provided by financing activities                   149,250             116,341
                                                                  ----------          ----------

INCREASE (DECREASE) IN CASH                                           (1,381)             (2,285)

Cash, beginning of period                                              2,192               2,882
                                                                  ----------          ----------

Cash, end of period                                               $      811          $      597
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

         Use of estimates

         The preparation of financial statements in conforming with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Investments

         The Company has entered into Subscription Agreements, as discussed in Note F, to purchase the stock of several private companies. Currently, because none of the companies' impending registration statements has gone effective, the Company's investments do not have readily determinable market values. Consequently, the Company has recorded its investment in these companies at cost. If any of these shares become publicly traded in the future, the Company will classify them as available-for-sale securities and account for them in accordance with SFAS 115, "Accounting of Certain Investments in Debt and Equity Securities." The Company reviews its investments carried at cost for impairment.

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

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Earnings per common share

         The Company adopted SFAS No. 128, "Earnings Per Share" ("EPS"), which provides for the calculation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the income (loss) of the Company. There is no difference in basic and diluted EPS for the six months ended April 30, 2001 and 2000 since there are no potentially dilutive securities outstanding for either period presented.

NOTE B - SUBSCRIPTIONS RECEIVABLE

         In October, 1999, the Company received 14 non-negotiable promissory notes for the purpose of subscribing to purchase a total of 1,500,000 shares of common stock for a total of $750,000. The promissory notes are due on October 31, 2001, and bear interest at 4%. The notes, principal and interest, may be paid at any time before the due date. If the maker of the note is in default of payment, the note will bear interest at 8% from the date of default. As of July 31, 2001, $246,000 of principal has been paid on these subscriptions.

NOTE C - LITIGATION

         The Company is a defendant in one lawsuit in which the principal defendant is a former subsidiary. The matter has been settled for the sum of $10,000, payment of which awaits the Judge's order to that effect.

NOTE D - INCOME TAXES

         The Company has deferred tax assets of approximately $4,000,000 as of April 30, 2001, related to net operating loss carryforwards ("NOL"), which have yet to be utilized. As a result of the sale of the Company's operating subsidiaries and the issuance of additional shares of common stock, the amount of the NOL of approximately $11,600,000 may be limited. Also, the utilization of these losses, if available, to reduce the future income taxes will depend upon the generation of sufficient taxable income prior to the expiration of the NOL. Therefore, at April 30, 2001 and October 31, 2000, the Company has established a 100% valuation allowance against the deferred tax assets as the likelihood of recognizing this benefit cannot be certain. The net operating losses will expire in various years through June, 2015.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE E - PROPERTY

         The Company owns a property located in Camden, New Jersey, which is carried at zero value. The Company intends to offer such property for sale upon the resolution of certain environmental issues.

NOTE F - SUBSCRIPTION AGREEMENTS

         Since October 31, 2000, the Company has entered into Subscription Agreements pursuant to which it has subscribed for the number of shares set forth opposite the names of the following corporations:

                  Paragon Sports Group, Inc.                    800,000
                  Artwork and Beyond, Inc.                      600,000
                  Kiddie Club, Inc.                             750,000
                  Lindenhurst Group, Inc.                     1,000,000
                  Autoexotica International, Ltd.             1,100,000
                  Total Funding.com                           2,166,748
                  Sticky Web, Inc.                            1,469,326

         Currently, the Company has offered to purchase shares in two additional entities and anticipates that Subscription Agreements will be executed shortly. In each instance, the entities whose shares have been (or will be) subscribed for are required to file a Registration Statement with the SEC that will permit the sale by the Company of the subscribed shares. The Company is advised that Registration Statements have been filed by two of the entities listed above and are being prepared by the remainder of the companies listed above.

Item 2.           Management's Discussion and Analysis or Plan of Operation

         The Company may today be fairly characterized as a non-operating "shell" corporation. Therefore, there is no need for discussion herein of prior results of operations, of year-to-date operating results and comparisons, and of liquidity and capital resources. As of the date hereof, the Company is able to meet its obligations as they mature, which obligations consist exclusively of legal, accounting and miscellaneous expenses incurred by any public entity. As of September 12, 2001, the Company has outstanding subscriptions receivable of $492,700, all of which are deemed to be collectible.

         In order to enhance Shareholder value, management has initiated a program of investing in private companies desirous of becoming public entities. Seven (7) Subscription Agreements have been executed and negotiations are on-going with two (2) additional companies. Management envisions that, when the sale of such seven (7) securities is legally permissible, such shares will be sold and the proceeds derived therefrom retained by the Company. Simultaneously, the Company, anticipating an improved financial position, is actively seeking an acquisition candidate for a reverse merger with the Company. (See Item 5 hereinafter.)

                                     PART II

                                OTHER INFORMATION


Item 1.           Legal Proceedings

Kay v. Terminix et al

In 1995, plaintiff filed a complaint for monetary damages in the Court of Common Pleas (Philadelphia County). Plaintiff alleged that it had retained defendant Terminix International to remedy a termite infestation problem. Plaintiff further alleged that defendant Terminix ruptured an oil line, thereby causing damage to plaintiff's home. Plaintiff then retained a former subsidiary (sold in 1996) of the Company to clean-up the resultant oil spill. The matter has remained dormant since 1997. The Company has now learned that, in August, 1998, a docket entry reflects that the matter was marked "discontinued" by the Court. The Company has also learned that plaintiff and defendant Terminix have agreed to binding arbitration. The Company is not a party to that arbitration proceeding.

Item 2.           Changes in Securities and Use of Proceeds

On July 6, 2001, the Company issued an aggregate of 295,000 shares of its Common Stock (par value $.001 per share) in two private transactions. All such shares were issued in exchange for the receipt by the Company of subscriptions receivable payments in the amount of $147,500. None of such 295,000 shares was publicly offered, 244,500 of which were issued to Eurodisc Ltd. (a Bahamian corporation) and 50,500 shares of which were issued to EE Financial, Inc. (a Nevada corporation). Such 295,000 shares were issued pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The certificates representing such 295,000 shares were legended to prevent the transfer thereof and appropriate stop transfer instructions were given the Transfer Agent.

Item 5.           Other Information

         The Company has executed Subscription Agreements pursuant to which it has subscribed for the number of shares set opposite the names of the following private entities:

                 Paragon Sports Group, Inc.                    800,000
                 Artwork and Beyond, Inc.                      600,000
                 Kiddie Club, Inc.                             750,000
                 Lindenhurst Group, Inc.                     1,000,000
                 Autoexotica International, Ltd.             1,100,000
                 Total Funding.com                           2,166,748
                 Sticky Web, Inc.                            1,469,326

         Each Subscription Agreement requires that the named entity file a Registration Statement on Form SB-2 permitting sale of the respective shares owned by the Company. Two such Registration Statements have heretofore been filed. As of the date hereof, the Company is in active negotiations to acquire share interests in an additional two entities. (See Item 2 of Part I hereinbefore.)

Acquisitions by the Company

On August 24, 2001, the Company entered into a Memorandum of Understanding pursuant to which the Company agreed to acquire two companies engaged in the transportation logistics business and took an option to acquire a third such company. Formal acquisition agreements are now being drafted and will be filed as Exhibits to the necessary 8-K filing.

The three companies expect to report total volume of approximately $60 million for their fiscal periods ending October 31, 2001. Dependent upon the need for bank financing to carry receivables, management anticipates a profit margin of between 5-7% before taxes. The Company will also adopt a restricted stock option plan, the options to be granted to agents bringing their books of business to the Company. The retention of such agents, coupled with the availability of shares to be used to acquire other available logistics companies, leads management to believe that, for the fiscal period beginning November 1, 2001, sales should exceed $100 million.

The Company will issue an aggregate of 6.0 million shares to effect the initial two acquisitions and will reserve an additional 600,000 shares for issuance upon the attaining of certain volume and profit amounts. An additional 3.4 million shares are reserved for exercise of the acquisition option. The total of 10 million shares, when added to the then issued and outstanding shares of the Company, will result in 12.5 million total issued and outstanding shares.

To effect the acquisitions, maintain a minimum number of issued and outstanding shares and maximize shareholder value, the Company will, upon receipt of the October 31, 2001, financials, and closing of the acquisitions (and possible exercise of the option), call a special meeting of its shareholders for the purposes of (i) transferring to a new subsidiary all of the assets of the Company exclusive of the transportation companies, (ii) having such new subsidiary issue one share of its Common Stock for each share of the Company issued and outstanding but excluding the shares to be issued for the transportation logistics acquisitions, (iii) distributing to each shareholder of the Company one-half share of the transportation logistics company (accompanied by the cancellation of the existing shares of the Company), and (iv) changing the name of the Company to reflect its new business. Upon completion of the reorganization, each shareholder of the Company will, therefore, own 1.5 shares of two public companies (i.e., one full share of the new subsidiary and one-half share of the transportation logistics company). The full share to be owned in the new subsidiary will represent all of the assets of the Company prior to the transportation logistics acquisitions and such full share will not include the shares to be issued by the Company to acquire the transportation logistics companies.

The Company has obligated itself to raise, either publicly or privately, the additional capital deemed necessary to maximize the growth of its transportation logistics business. Such additional capital will remain with the Company and will not be expended on fixed assets. Rather, such additional capital, coupled with increased bank financing will permit the Company to expand by making it possible to carry additional accounts receivable.

Disclaimer

         The foregoing discussion in Item 2 of Part I and in Item 5 of Part II hereof should be read in conjunction with the Company's financial statements and related notes appearing in this Form 10-QSB filing, in the two previous Forms 10-QSB filed for the quarters ended January 31 and April 30, 2001, and in the Form 10-KSB filed for the fiscal year ended October 31, 2000. Except for the historical information herein, the discussion in this Form 10-QSB filing contains forward-looking statements that involve risks, uncertainties and assumptions, particularly statements concerning the Company's plans, objectives, expectations and intentions. This cautionary statement should be read as being applicable to all forward-looking statements appearing in this Form 10-QSB filing. Actual results of operations, performance, achievements and prospects could, given adverse circumstances, differ materially from the anticipations discussed in this Form 10-QSB filing.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOFARM, INC.                                  /s/ David R. Stith
                                               --------------------------------
(Registrant)                                   David R. Stith
                                               President


Dated:   September 4, 2001                     /s/ Allan Esrine
                                               --------------------------------
                                               Allan Esrine
                                               Vice President



15