Form 10KSB
period 2001-10-31
BIOFARM INC
filed 2002-01-29
CIK 888702

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
         [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended
                  October 31, 2001
                                        OR
         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

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

         Issuer's telephone number, including area code: (610) 495-8413


      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

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

            State issuer's revenues for its most recent fiscal year:
                                     $20,218

         As of January 25, 2002, 4,671,930 shares of Common Stock ($.001 par value) were issued and outstanding. The aggregate market value of the Common Stock held by non-affiliates was approximately $4,185,967 determined by the closing sale price on that date based upon 4,315,430 shares owned by non-affiliates.

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

         Item 10. Executive Compensation

         Item 11. Security Ownership of Certain Beneficial Owners and Management

         Item 12. Certain Relationships and Related Transactions

         Item 13. Exhibits and Reports on Form 8-K

                                     PART I

Item 1.  Description of Business

         Biofarm, Inc., a Nevada corporation (hereinafter referred to as the "Company"), was organized under the laws of the State of Nevada on September 26, 1990, under the name Global Spill Management, Inc. From inception until June 28, 1996, the Company was engaged in the environmental remediation business with emphasis upon the elimination of oil spill damages. On October 5, 1998, in connection with the then acquisition of approximately 87% of the capital stock of Biofarm, S.A., the shareholders voted to change the name of the Company to Biofarm, Inc. Such acquisition was rescinded on October 31, 1999. The Company may be characterized as a non-operating "shell" corporation.

ACQUISITION OF MINORITY INTEREST IN SHARES OF PRIVATE ENTITIES

         On October 4, 2001, the Company executed revised Subscription Agreements to purchase shares in the following private companies:

         Paragon Sports Group, Inc.                              800,000 shares
         Artwork and Beyond, Inc.                                600,000 shares

         The entities whose shares have been subscribed for have agreed to cause Registration Statements to be filed with the SEC in order to become publicly-traded entities. The Company is advised that Registration Statements have been prepared by the two companies listed above. One such Registration Statement was declared effective by the Securities and Exchange Commission on January 14, 2002.

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

Item 3.  Legal Proceedings

         In February, 2000, in the matter of Global Enterprises (Nevada) Inc. v. GSM Environmental, Inc., judgment was entered in favor of plaintiff, both as to plaintiff's primary claim and defendant's counterclaim. Defendant has appealed to the Superior Court and such appeal is pending. The Company had previously assigned the claim to plaintiff. Defendant's counterclaim against plaintiff alleged that the Company had promised to pay certain legal fees owed by defendant, which legal fees were incurred when defendant was owned by the Company. No proof of such counterclaim was offered at trial. Plaintiff demonstrated at trial that defendant had issued a general release to the Company. The trial court acknowledged this defense when it rejected defendant's counterclaim. The Company is not a party to this litigation and no such claim has been asserted against the Company by defendant in any other action.

         On November 21, 2001, a motion was argued in the matter of Suisse Capital Complex, Inc. v. Biofarm, Inc. (United States District Court (New York
City)). Plaintiff moved for a mandatory injunction to compel the Company to issue shares of its Common Stock pursuant to a Debenture allegedly issued and dated December 1, 1998. Plaintiff did not seek the recovery of any money damages. The motion having been brought on by an Order to Show Cause, the Court was confronted with a matter of first impression. After oral argument, the Court ordered that the motion be withdrawn without prejudice and directed the parties to mediation.

         Plaintiff claims it holds a debenture issued by the Company dated December 1, 1998, in the principal amount of $3 million. The Company's defense is that the debenture is fraudulent. The facts available to the Company are that the debenture was executed and delivered in blank and without a date in August, 1998; that the signature was not a person authorized to sign for the Company; that the name on the debenture of the issuer (Biofarm, Inc.) was not a name that existed in August, 1998; that the $3 million was spent entirely by Litchfield Continental, Ltd (LCL); that not one penny of the $3 million inured to the benefit of the Company; that all of such $3 million was spent on LCL matters; that the Company has been indemnified by LCL against any and all matters concerning plaintiff and initiated by LCL; and that writings executed by plaintiff itself prove that plaintiff did not itself advance the funds to LCL. Defendant also made available to the Court documents from its prior auditors demonstrating the disposition of the $3 million by LCL.

         At the Court's direction, the parties met at a mediation session on January 16, 2002. Nothing was resolved at such session. Other than offering plaintiff an amount estimated by the Company to be the cost of litigation, the Company has no present intention to settle with this plaintiff. On January 17, 2002, the Court set the matter down for a pre-trial conference on March 19, 2002.


Item 4.  Submission of Matters to a Vote of Security Holders

         Inapplicable


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         On July 29, 1992, the Company's Common Stock commenced quotation on the NASDAQ Small Cap Market (NASDAQ) under the symbol GSMI. (The symbol was changed to GEGI coincident with the May 13, 1996, Amendment to the Articles of Incorporation, and to BIOF on June 18, 1998.) The following table sets forth the reported high and low bid and high and low asked quotations for the Company's Common Stock for the period November 1, 1999, to December 31, 2001. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions.



                                            Closing                             Closing
                      High Bid    Low Bid     Bid        High Ask    Low Ask      Ask

      1999
Oct 1 - Dec 31        1.7396      0.9479     1.333        1.8125      1.0104     1.4687

       2000
Jan 1 - Mar 31        1.5000      0.8438     1.1875       1.6250      1.0000     1.2500
Apr 1 - Jun 30        1.5000      0.8125     1.1875       1.5313      0.9063     1.3125
Jul 1 - Sep 30        1.2500      0.5313     0.7500       1.3125      0.5625     1.0000
Oct 1 - Dec 31        1.0625      0.3750     0.5313       1.0938      0.4375     0.5938

       2001
Jan 1 - Mar 31        0.9375      0.4375     0.5000       1.0000      0.4688     0.5625
Apr 1 - Jun 30        0.7300      0.3500     0.4100       0.7500      0.4000     0.6000
Jul 1 - Sep 30        0.7500      0.2200     0.7000       0.8250      0.3000     0.8000
Oct 1 - Dec 31        1.2600      0.5500     0.8200       1.3000      0.5700     0.9300

   On January 25, 2002, the closing bid and asked prices were $.97 and $1.05 respectively.

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

         On July 6, 2001, the Company issued an aggregate of 295,000 shares ("Shares") of its Common Stock (par value $.001 per share) to two unaffiliated persons in exchange for the payment by such persons of the sum of $147,500 in subscriptions payable. There were no fees, discounts or commissions payable by the Company. The Shares were issued pursuant to the exemption afforded by
Section 4(2) of the Securities Act of 1933, as amended. The Shares were issued in a transaction not involving any public offering. The certificates representing such Shares are affixed with a restrictive legend preventing the transfer thereof and are the subject of appropriate stop transfer instructions. Subsequent to the issuance of such Shares, the Company received the additional sum of $87,300 in payment of subscriptions receivable prior to December 31, 2001, for which additional shares have not yet been issued. Of such $87,300, $55,800 was received prior to October 31, 2001, and $31,500 was received between November 1 - December 31, 2001.

         As of the date hereof there were 4,671,930 shares of Common Stock validly issued and outstanding. The aggregate of 1,085,000 shares of Common Stock issued pursuant to two improperly filed Form S-8 filings are not deemed to be validly issued, fully paid and non-assessable because such shares were not registered for public sale, were issued without consideration and were not authorized for issuance by the Board of Directors. There were a total of approximately 600 holders of record as of December 31, 2001. The Company believes, based upon available information, that there are in excess of 1,000 beneficial owners of the Company's Common Stock. No shares of the Company's authorized Preferred Stock have ever been issued.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation

         The Company having disposed of all its operations, may today be fairly characterized as a non-operating "shell" corporation. Therefore, there is no need for discussion herein of prior results of operations, of year-to-date operating results and comparisons, and of liquidity and capital resources. As of the date hereof, the Company is able to meet its debts as they mature, which obligations consist exclusively of legal, accounting and miscellaneous expenses payable by any public company. The Company has outstanding subscriptions receivable of $465,200 as of October 31, 2001, all of which are due and deemed to be collectible prior to July 31, 2002.

         Assuming collection of its notes receivable, the Company will have available cash and no liabilities. Current payables will consist solely of professional fees and office overhead expenses. The Company believes that such financial condition, its existence as a public entity since 1992 and its current filer status under the 1934 Act, will make the Company an attractive candidate to businesses desirous of being acquired by a public company. The Company has been presented with many proposed business combinations from entities engaged in various types of businesses. As of the date hereof, the Company has made no binding decision concerning a possible acquisition, the belief of management being that distribution of this Form 10-KSB (including the audited financial statements contained herein) will attract an even wider spectrum of potential business combinations. The Company is now considering the possible acquisition of any one or more of three specific entities with two of which letters of intent have been executed and delivered.

Item 7.  Financial Statements

         Consolidated Financial Statements and supplementary financial information specified by this Item 7 are presented following Item 13 in Part III of this report.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         ----------------------------------------------------------------
                  Financial Disclosure

         Inapplicable


                                    PART III

Item 9. Directors, Executive Officers, Promotors and Control Persons; Compliance with Section 16(a) of the Exchange Act
        -------------------------------------------------------------

         The executive officers, directors and key personnel of the Company are as follows: (the information set forth hereunder is as of the October 31, 2001, end of the fiscal period). Each of the four persons named below occupied the office set forth opposite his/her name from November 15, 1996, until October 5, 1998, and resumed the occupancy of such office on October 31, 1999.

Name                       Age     Positions held with the Company
----                       ---     -------------------------------
David R. Stith             72      President and Director

Herbert S. McDonald        65      Director

Allan Esrine               73      Principal Financial Officer and Director

Desiree L. Pierson         39      Secretary

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

Item 10. Executive Compensation

         None of the present three directors and officers of the Company has received any remuneration of any kind (including reimbursement of expenses) during the period October 31, 2000, through October 31, 2001. Desiree L. Pierson, Secretary, has received the sum of $500 per month (plus accountable expenses) for services rendered to the Company on a part-time basis.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information with regard to the beneficial ownership of outstanding shares of Common Stock by (i) each person known by the Company to own beneficially five (5%) percent or more of the outstanding shares of the Company's Common Stock; (ii) each director and executive officer individually; and (iii) all executive officers and directors of the Company as a group:

                             Number of Shares of
Name and Address             Common Stock                 Percentage (%) of
Of Beneficial Owner          Beneficially Owned (1)       Class Outstanding (2)
--------------------         ----------------------       ---------------------

David R. Stith                      86,500                           1.85
Herbert S. McDonald                 70,000                           1.50
Allan Esrine                       200,000                           4.28

Directors and Officers             356,500                           7.63
  as a Group (3 persons)


(1) Beneficial ownership as reported in the table above has been determined in accordance with Instruction (4) to Item 403 of Regulation S-B of the Securities Exchange Act.

(2) Percentage of class based upon 4,671,930 shares of Common Stock outstanding on October 31, 2001.


Item 12. Certain Relationships and Related Transactions

         Inapplicable


Item 13. Exhibits and Reports on Form 8-K

         (a)      1.  All financial statements - see index to Consolidated
                      Financial Statements on page F-1.

2.       Exhibits - see Exhibits below.

         (b) The following Exhibits (incorporated herein by reference) are applicable to the period subsequent to the filing of Form 10-KSB for the fiscal year ended October 31, 2000, and prior to the filing date hereof:

                  A. Form 10-KSB, for the fiscal year ended October 31, 2000, filed on January 26, 2001

                  B. Form 10-QSB, for the first quarter ended January 31, 2001, filed on March 12, 2001

                  C. Form 10-QSB, for the second quarter ended April 30, 2001, filed on June 14, 2001

                  D. Form 10-QSB, for the third quarter ended July 31, 2001, filed on September 4, 2001

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 BIOFARM, INC.



                                        By:  /s/ David R. Stith
                                                 ------------------------------
                                                 David R. Stith
                                                 President and Director
                                                 January 28, 2002


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signatures                         Title                                  Date
----------                         -----                                  ----

/s/ David R. Stith                 President and Director                 January 28, 2002
----------------------------
David R. Stith

/s/ Allan Esrine                   Principal Financial and                January 28, 2002
----------------------------       Accounting Officer and Director
Allan Esrine

                                   Director
/s/ Herbert S. McDonald                                                   January  28, 2002
----------------------------
Herbert S. McDonald



                                  BIOFARM, INC.

                            OCTOBER 31, 2001 AND 2000

                                TABLE OF CONTENTS


                                                                        Page
                                                                        ----

Independent Auditors' Report ....................................      F-2

Consolidated Financial Statements

        Balance Sheets ..........................................      F-3

        Statements of Operations ................................      F-4

        Statements of Changes in Stockholders' Equity ...........      F-5

        Statements of Cash Flows ................................      F-6

        Notes to Consolidated Financial Statements ..............      F-7 - F-9

                          Independent Auditors' Report
                          ----------------------------


The Stockholders and Board of Directors
Biofarm, Inc.
Linfield, Pennsylvania


We have audited the accompanying consolidated balance sheets of Biofarm, Inc. as of October 31, 2001 and 2000 and the related consolidated statements of operations, changes in Stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biofarm, Inc. as of October 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                             ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
January 11, 2002, except as to Note F,
  as to which the date is January 18, 2002

                                  BIOFARM, INC.
                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 2001 AND 2000

                                     ASSETS

                                                                               2001                  2000
                                                                               ----                  ----
CURRENT ASSETS
  Cash                                                                                              $      2,192
  Subscriptions receivable and accrued interest                             $     465,200                682,128
                                                                            -------------           ------------
   Total current assets                                                           465,200                684,320

OTHER ASSETS
  Note receivable                                                                   4,000                      -
  Investments in unregistered companies                                            56,864                      -
                                                                            -------------           ------------
   Total other assets                                                              60,864                      -
                                                                            -------------           ------------
   Total Assets                                                             $     526,064           $    684,320
                                                                            =============           ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                          $      37,278           $     37,650
                                                                            -------------           ------------
   Total current liabilities                                                       37,278                 37,650

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value; 5,000,000
    shares authorized, none issued
  Common stock, $.001 par value; 25,000,000
    shares authorized; 4,671,930 shares issued
    and 4,671,545 shares outstanding in 2001;
    and 4,376,930 shares issued and
    4,376,545 shares outstanding in 2000                                            4,672                  4,377
  Additional paid-in capital                                                   17,084,257             17,084,552
  Accumulated deficit                                                         (16,599,156)           (16,441,272)
                                                                            -------------           ------------
                                                                                  489,773                647,657
  Less treasury stock, at cost, 385 shares                                           (987)                  (987)
                                                                            -------------           ------------
   Total Stockholders' equity                                                     488,786                646,670
                                                                            -------------           ------------

   Total Liabilities and Stockholders' Equity                               $     526,064           $    684,320
                                                                            =============           ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEARS ENDED OCTOBER 31, 2001 AND 2000

                                                                           2001                          2000
                                                                           ----                          ----
Revenue
  Settlement of litigation                                                                              $   25,000
  Interest                                                                $   20,218                        28,878
                                                                          ----------                    ----------
                                                                              20,218                        53,878

General and administrative expenses                                          178,102                       144,179
                                                                          ----------                    ----------

NET LOSS                                                                  $ (157,884)                   $  (90,301)
                                                                          ==========                    ==========


Basic loss per common share                                               $    (0.04)                   $    (0.02)
                                                                          ==========                    ==========

Weighted-average number of common shares
  outstanding                                                             $4,472,300                    $4,376,930
                                                                          ==========                    ==========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      YEARS ENDED OCTOBER 31, 2001 AND 2000





                                        Shares
                                          of                        Additional                                         Total
                                        Common        Common         Paid-In          Accumulated       Treasury    Stockholders'
                                         Stock         Stock         Capital            Deficit           Stock       Equity
                                      ------------   ----------   ---------------   ----------------    ----------  --------------

Balance, November 1, 1999               4,376,930       $4,377       $17,323,802      $ (16,350,971)                   $977,208

Purchase of treasury stock,
  at cost                                       -            -                 -                  -        $ (987)         (987)

Cancellation of common
  stock issuance                         (165,000)        (165)         (239,085)                 -             -      (239,250)

Issuance of common stock                  165,000          165              (165)                 -             -             -

Net loss                                        -            -                 -            (90,301)            -       (90,301)
                                        ---------       ------       -----------      -------------        ------      --------
Balance, October 31, 2000               4,376,930        4,377        17,084,552        (16,441,272)         (987)      646,670

Issuance of common stock                  295,000          295              (295)                 -             -             -

Cancellation of stock
  subscription agreements                       -            -          (475,000)                 -             -      (475,000)

Issuance of stock subscription
  agreements                                    -            -           475,000                  -             -       475,000

Net loss                                        -            -                 -           (157,884)            -      (157,884)
                                        ---------       ------       -----------      -------------        ------      --------

Balance, October 31, 2001               4,671,930       $4,672       $17,084,257      $ (16,599,156)       $ (987)     $488,786
                                        =========       ======       ===========      =============        ======      ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED OCTOBER 31, 2001 AND 2000

                                                                                      2001                               2000
                                                                                      ----                               ----
OPERATING ACTIVITIES
  Net loss                                                                        $  (157,884)                         $ (90,301)
                                                                                  -----------                          ---------
  Adjustments to reconcile net loss to net cash
    utilized by operating activities:
      Write-off of uncollectible accrued interest                                      49,095                                  -
      Changes in:
       Accounts payable                                                                  (372)                           (17,274)
       Subscription accrued interest                                                  (20,218)                           (28,878)
                                                                                  -----------                          ---------

  Net cash utilized by operating activities                                          (129,379)                          (136,453)

INVESTING ACTIVITIES
  Investment in unregistered companies                                                (56,864)                                 -
                                                                                  -----------                          ---------

  Net cash utilized by investing activities                                           (56,864)                                 -

FINANCING ACTIVITIES
 Payment of note receivable, Stockholder                                                    -                             40,000
 Loan to third party                                                                   (4,000)                                 -
 Payments of subscriptions receivable                                                 188,051                             96,750
 Purchase of treasury stock                                                                 -                               (987)
                                                                                  -----------                          ---------

 Net cash provided by financing activities                                            184,051                            135,763
                                                                                  -----------                          ---------

            DECREASE IN CASH                                                           (2,192)                              (690)

Cash, beginning of year                                                                 2,192                              2,882
                                                                                  -----------                          ---------

Cash, end of year                                                                 $         -                          $   2,192
                                                                                  ===========                          =========


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

     In 2001, the Company canceled $475,000 of subscription agreements due to nonpayment on the related promissory notes. The Company also issued new subscription agreements for 950,000 shares of common stock for a total of $475,000.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000

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

        Use of estimates
        ----------------

        The preparation of financial statements in conforming with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        Investments
        -----------

        The Company has entered into Subscription Agreements, as discussed in Note E, to purchase the stock of two private companies. As of January 11, 2002, because none of the companies' impending registration statements has been declared effective by the SEC, the Company's investments do not have readily determinable market values, except as discussed in Note E . Consequently, the Company has recorded its investment in these companies at cost. If any of these shares become publicly traded in the future, the Company will classify them as available-for-sale securities and account for them in accordance with SFAS 115, "Accounting of Certain Investments in Debt and Equity Securities". The Company reviews its investments carried at cost for impairment.

        Income taxes
        ------------

        Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Loss per common share
        ---------------------

        The Company adopted SFAS No. 128, "Earnings Per Share" ("EPS"), which provides for the calculation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the income (loss) of the Company. There is no difference in basic and diluted EPS for the years ended October 31, 2001 and 2000 since there are no potentially dilutive securities outstanding for either period presented.


NOTE B - SUBSCRIPTIONS RECEIVABLE

        In October, 1999, the Company received 14 non-negotiable, interest-bearing 4% promissory notes evidencing the right to subscribe for an aggregate of 1,500,000 shares of common stock, in the aggregate principal amount of $750,000. The original due date of such notes was extended until September 30, 2001. Through October 31, 2001, the Company received an aggregate of $284,800 in principal payments related to these notes, thereby leaving a principal balance at October 31, 2001 of $465,200. On October 31, 2001, the Company cancelled the remaining, unpaid promissory notes. On October 31, 2001, the Company received 5 new promissory notes from unrelated individuals for the purpose of subscribing to purchase a total of 950,000 shares of common stock for a total of $475,000 of which $9,800 was paid in the year ended October 31, 2001. The due date on the notes is July 31, 2002. These notes are payable, with interest at 4%, on or before July 31, 2002. During 2001, the Company received $55,800 in payment of subscriptions receivable for which additional shares have not been issued.


NOTE C - INCOME TAXES

        The Company has deferred tax assets of approximately $4,200,000 as of October 31, 2001, related to net operating loss carryforwards ("NOL"), which have yet to be utilized. As a result of the sale of the Company's operating subsidiaries and the issuance of additional shares of common stock, the amount of the NOL of approximately $11,600,000 may be limited. Also, the utilization of these losses, if available, to reduce the future income taxes will depend upon the generation of sufficient taxable income prior to the expiration of the NOL. Therefore, at October 31, 2001 and 2000, the Company has established a 100% valuation allowance against the deferred tax assets as the likelihood of recognizing this benefit cannot be certain. The net operating losses will expire in various years from 2010 to 2021.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000



NOTE D - PROPERTY

        The Company owns a property located in Camden, New Jersey, which is carried at zero value. The Company intends to offer such property for sale upon the resolution of certain environmental issues.


NOTE E - SUBSCRIPTION AGREEMENTS AND LETTERS OF INTENT

        As of October 31, 2001, the Company has entered into Subscription Agreements pursuant to which it has subscribed for the number of shares set forth opposite the names of the following entities:

                      Paragon Sports Group, Inc.      800,000
                      Artwork and Beyond, Inc.        600,000

        The entities whose shares have been subscribed to by the Company are required to file a Registration Statement with the SEC that will permit each entity to become a publicly traded entity. The Company is advised that Registration Statements have been filed with the SEC by the entities listed above. The subscription agreement for Artwork and Beyond, Inc. requires a payment of $30,000 subsequent to October 31, 2001.

        On August 24, 2001, Biofarm, Inc. entered into a letter of intent to purchase two companies engaged in the transportation logistics business.


NOTE F - SUBSEQUENT EVENTS

        On January 14, 2002, the Registration Statement for shares of Paragon Sports Group, Inc. (See Note A (Investments) and Note E) became effective. The initial public offering price for Paragon's shares was $4.

        On January 18, 2002, Biofarm entered into another letter of intent to purchase a company engaged in the business of manufacturing and selling skin care products.