Form 10QSB
period 2002-01-31
BIOFARM INC
filed 2002-03-14
CIK 888702

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2002

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from____________________ to _____________________


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

                            ------------------------

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

         The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of March 11, 2002, was 4,846,530.

--------------------------------------------------------------------------------

                                  BIOFARM, INC.

                                   Form 10-QSB


                                      INDEX


PART I   FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
Item 1.     Financial Statements (Unaudited)
            Consolidated Balance Sheets
              January 31, 2002 and October 31, 2001                          F-1

            Consolidated Statements of Operations - Three months ended
              January 31, 2002 and 2001                                      F-2

            Consolidated Statements of Changes in Stockholders' Equity       F-3

            Consolidated Statements of Cash Flows - Three months ended
              January 31, 2002 and 2001                                      F-4

            Notes to Financial Statements                                    F-5

Item 2.     Management's Discussion and Analysis or Plan of Operation        2



PART II  OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds                        3

Item 6.     Exhibits and Reports on Form 8-K                                 3



            Signatures                                                       4

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS
                                  BIOFARM, INC.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                           January 31,              October 31,
                                                                              2002                      2001
                                                                           (Unaudited)               (Audited)
                                                                          --------------           ---------------
CURRENT ASSETS
  Cash and cash equivalents                                                $        109
  Subscriptions receivable and accrued interest                                 436,522              $    465,200
                                                                          --------------           ---------------
   Total current assets                                                         436,631                   465,200

OTHER ASSETS
  Note receivable                                                                 4,000                     4,000
  Investment in registered company                                               71,989                         -
  Investment in unregistered company                                             19,875                    56,864
                                                                          --------------           ---------------
   Total other assets                                                            95,864                    60,864
                                                                          --------------           ---------------

   Total Assets                                                            $    532,495              $    526,064
                                                                          ==============           ===============

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts payable                                                             $ 65,931              $     37,278
                                                                          --------------           ---------------
   Total current liabilities                                                     65,931                    37,278

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock, $.001 par value; 5,000,000
   shares authorized, none issued
 Common stock, $.001 par value; 25,000,000
   shares authorized, 4,671,930 shares issued and
   4,671,545 shares outstanding in 2002 and 2001                                  4,672                     4,672
 Additional paid-in capital                                                  17,084,257                17,084,257
 Accumulated deficit                                                        (16,621,378)              (16,599,156)
                                                                          --------------           ---------------
                                                                                467,551                   489,773
Less treasury stock, at cost, 385 shares                                           (987)                     (987)
                                                                          --------------           ---------------
   Total Stockholders' equity                                                   466,564                   488,786
                                                                          --------------           ---------------

  Total Liabilities and Stockholders' Equity                               $    532,495              $    526,064
                                                                          ==============           ===============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                    Three Months Ended January 31,
                                                                    ------------------------------
                                                                      2002                  2001
                                                                      ----                  ----
Revenue
 Interest                                                            $  4,322              $ 6,483
                                                                     ---------           ----------
                                                                        4,322                6,483

General and administrative expenses                                    26,544                4,277
                                                                     ---------           ----------

  NET INCOME (LOSS)                                                  $(22,222)             $ 2,206
                                                                     =========           ==========


Basic income (loss) per common share                                 $      -              $     -
                                                                     =========           ==========

Weighted-average number of common shares
outstanding                                                          4,671,545            4,376,930
                                                                    ==========           ==========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                 Shares
                                   of                            Additional                                               Total
                                 Common          Common           Paid-In            Accumulated        Treasury      Stockholders'
                                  Stock          Stock            Capital              Deficit            Stock          Equity
                               ------------   -------------   -----------------   ------------------   ------------   --------------
Balance, November 1, 2000        4,376,930         $ 4,377        $ 17,084,552        $ (16,441,272)        $ (987)       $ 646,670

Issuance of common stock           295,000             295                (295)                   -              -                -

Cancellation of stock
subscription agreements                  -               -            (475,000)                   -              -         (475,000)

Issuance of stock
subscription agreements                  -               -             475,000                    -              -          475,000

Net loss                                 -               -                   -             (157,884)             -         (157,884)
                               ------------   -------------   -----------------   ------------------   ------------   --------------

Balance, October 31, 2001        4,671,930           4,672          17,084,257          (16,599,156)          (987)         488,786

Net loss                                 -               -                   -              (22,222)             -          (22,222)
                               ------------   -------------   -----------------   ------------------   ------------   --------------

Balance, January 31, 2002        4,671,930         $ 4,672        $ 17,084,257        $ (16,621,378)        $ (987)       $ 466,564
                               ============   =============   =================   ==================   ============   ==============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Three Months Ended January 31,
                                                                              ------------------------------
                                                                              2002                      2001
                                                                              ----                      ----
OPERATING ACTIVITIES
  Net income (loss)                                                           $ (22,222)                $ 2,206
  Adjustments to reconcile net income (loss) to net cash
    provided (utilized) by operating activities:
   Changes in:
   Accounts payable                                                              28,653                  (1,500)
   Subscription accrued interest                                                 (4,322)                 (6,482)
                                                                             -----------              ----------

  Net cash provided (utilized) by operating activities                            2,109                  (5,776)

INVESTING ACTIVITIES
 Purchase of investments                                                        (35,000)                      -
                                                                             -----------              ----------

 Net cash utilized by investing activities                                      (35,000)                      -

FINANCING ACTIVITIES
  Payments of notes receivable, Stockholder                                           -                   5,000
  Payments of subscriptions receivable                                           33,000                       -
                                                                             -----------              ----------

  Net cash provided by financing activities                                      33,000                   5,000
                                                                             -----------              ----------

  INCREASE (DECREASE) IN CASH                                                       109                    (776)

Cash, beginning of period                                                             -                   2,192
                                                                             -----------              ----------

Cash, end of period                                                           $     109                 $ 1,416
                                                                             ===========              ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2002 AND 2001



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

     Investments
     -----------

     The Company has entered into Subscription Agreements, as discussed in Note E, to purchase the stock of two private companies. Currently, the registration statement of one of the Companies has gone effective, but the stock is not yet trading and the other Company's impending registration statement has not yet been declared effective. Because of this the Company's investments do not have readily determinable market values. Consequently, the Company has recorded its investment in these companies at cost. If any of these shares become publicly traded in the future, the Company will classify them as available-for-sale securities and account for them in accordance with SFAS 115, "Accounting of Certain Investments in Debt and Equity Securities". The Company reviews its investments carried at cost for impairment.

     Income taxes
     ------------

     Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2002 AND 2001



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Loss per common share
     ---------------------

     The Company adopted SFAS No. 128, "Earnings Per Share" ("EPS"), which provides for the calculation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the income (loss) of the Company. There is no difference in basic and diluted EPS for the three months ended January 31, 2002 and 2001 since there are no potentially dilutive securities outstanding for either period presented.


NOTE B - SUBSCRIPTIONS RECEIVABLE

     In October, 1999, the Company received 14 non-negotiable, interest-bearing 4% promissory notes evidencing the right to subscribe for an aggregate of 1,500,000 shares of common stock, an the aggregate principal amount of $750,000. The original due date of such notes was extended until September 30, 2001. Through October 31, 2001, the Company received an aggregate of $275,000 in principal payments related to these notes, thereby leaving a principal balance at October 31, 2001 of $475,000. On October 31, 2001 the Company cancelled the remaining unpaid promissory notes.

     On October 31, 2001, the Company received 5 new promissory notes from unrelated individuals for the purpose of subscribing to purchase a total of 950,000 shares of common stock for a total of $475,000. In October, 2001, $9,800 was received against these notes leaving a principal balance as of October 31, 2001 of $465,200. The due date on the notes is July 31, 2002. The notes are payable, with interest at 4% on or before July 31, 2002. Through January 31, 2002, a cumulative total of $42,800 has been collected by the Company with regard to these promissory notes.


NOTE C - INCOME TAXES

     The Company has deferred tax assets of approximately $4,200,000 as of January 31, 2002, related to net operating loss carryforwards ("NOL"), which have yet to be utilized. As a result of the sale of the Company's operating subsidiaries and the issuance of additional shares of common stock, the amount of the NOL of approximately $11,600,000 may be limited. Also, the utilization of these losses, if available, to reduce the future income taxes will depend upon the generation of sufficient taxable income prior to the expiration of the NOL. Therefore, at January 31, 2002 and 2001, the Company has established a 100% valuation allowance against the deferred tax assets as the likelihood of recognizing this benefit cannot be certain. The net operating losses will expire in various years from 2010 to 2021.
                                       F-6

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2002 AND 2001



NOTE D - PROPERTY

     The Company owns a property located in Camden, New Jersey, which is carried at zero value. The Company intends to offer such property for sale upon the resolution of certain environmental issues.


NOTE E - SUBSCRIPTION AGREEMENTS

     As of January 31, 2002, the Company has entered into Subscription Agreements pursuant to which it has subscribed for the number of shares set forth opposite the names of the following entities:

                  Paragon Sports Group, Inc.           800,000
                  Artwork and Beyond, Inc.             600,000

     The entities whose shares have been subscribed to by the Company are required to file a Registration Statement with the SEC that will permit each such entity to become a publicly traded entity. The Company is advised that Registration Statements have been filed with the SEC by the entities listed above. The SEC declared the Registration Statement for Paragon Sports Group, Inc. effective on January 14, 2002, but the stock is not yet trading publicly.

     On August 24, 2001, the Company entered into a letter of intent to purchase two companies engaged in the transportation logistics business. On January 18, 2002, the Company entered into a letter of intent to purchase a company engaged in the business of manufacturing and selling skin care products. Subsequent thereto, the Company determined that such latter entity intends to become a public entity and should not be acquired by the Company.

     Advances of $5,000 to Paragon Sports Group, Inc., included in total accounts payable of $65,931, at January 31, 2002, were made by an officer of the Company directly to Paragon Sports Group, Inc. on behalf of the Company.


NOTE F - SUBSEQUENT EVENT

     Effective as of February 13, 2002, the Company terminated its relationship with Artwork and Beyond, Inc. As a consequence, the Company received a promissory note in the amount of $19,875 from an unaffiliated partnership, upon payment of which the Company will have recouped its entire investment.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The Company may today be fairly characterized as a non-operating "shell" corporation. Therefore, there is no need for discussion herein of prior results of operations, of year-to-date operating results and comparisons, and of liquidity and capital resources. As of the date hereof, the Company is able to meet its obligations as they mature, which obligations consist exclusively of legal, accounting and miscellaneous expenses normally incurred by any public entity. As of March 11, 2002, the Company has outstanding subscriptions receivable of $397,822, all of which are deemed to be collectible.

                                     PART II

                                OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

On February 19, 2002, the Company issued an aggregate of 174,600 shares of its Common Stock (par value $.001 per share) in one private transaction. Such shares were issued in exchange for the receipt by the Company of subscription receivable payments in the amount of $87,300. None of such 174,600 shares was publicly offered. All of such 174,600 shares were issued to (ITI) Glendale, Inc., a New York corporation. Such 174,600 shares were issued pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The certificate representing such 174,600 shares was legended to prevent the transfer thereof and appropriate stop transfer instructions were given the Transfer Agent.

Item 6.  Exhibits and Reports on Form 8-K

         b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOFARM, INC.                            /s/ David R. Stith
(Registrant)                             ---------------------------------------
                                         David R. Stith
                                         President


Dated: March 11, 2002                    /s/ Allan Esrine
                                         ---------------------------------------
                                         Allan Esrine
                                         Vice President