Form 10QSB
period 2002-04-30
BIOFARM INC
filed 2002-06-14
CIK 888702

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2002

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from ___________________ to ______________________

                         Commission File Number 0-20317


                          ----------------------------


                                  BIOFARM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Nevada                                 88-0270266
       ---------------------------------              ---------------------
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


                          ----------------------------


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

         The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of May 31, 2002, was 4,846,145.


--------------------------------------------------------------------------------

                                  BIOFARM, INC.

                                   Form 10-QSB


                                      INDEX

PART I   FINANCIAL INFORMATION
                                                                                 Page
                                                                                 ----
Item 1.  Financial Statements (Unaudited)
         Consolidated Balance Sheets                                              F-1
                  April 30, 2002 and October 31, 2001

         Consolidated Statements of Operations - Six months ended                 F-2
                  April 30, 2002 and 2001

         Consolidated Statements of Operations - Three months ended               F-3
                  April 30, 2002 and 2001

         Consolidated Statements of Changes in Stockholders' Equity               F-4

         Consolidated Statements of Cash Flows - Six months ended                 F-5
                  April 30, 2002 and 2001

         Notes to Financial Statements                                            F-6

ITEM 2.  Management's Discussion and Analysis or Plan of Operation                2



PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                        3

Item 5.  Other Information                                                        4

Item 6.  Exhibits and Reports on Form 8-K                                         5



         Signatures                                                               6


                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS
                                  BIOFARM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                            April 30,          October 31,
                                                                              2002                2001
                                                                           (Unaudited)          (Audited)
                                                                          ------------        ------------
CURRENT ASSETS
 Cash and cash equivalents                                                $          4
 Subscriptions receivable and accrued interest                                 395,697        $    465,200
                                                                          ------------        ------------
   Total current assets                                                        395,701             465,200

OTHER ASSETS
 Notes receivable                                                               23,875               4,000
 Investment in unregistered companies                                           71,989              56,864
                                                                          ------------        ------------
   Total other assets                                                           95,864              60,864
                                                                          ------------        ------------

   Total Assets                                                           $    491,565        $    526,064
                                                                          ============        ============

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
 Accounts payable                                                         $     40,025        $     37,278
                                                                          ------------        ------------
   Total current liabilities                                                    40,025              37,278

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock, $.001 par value; 5,000,000
   shares authorized, none issued
 Common stock, $.001 par value; 25,000,000
   shares authorized, 4,846,530 shares issued and
   4,846,145 shares outstanding in 2002 and 4,671,930
   shares issued and 4,671,545 shares outstanding in 2001                        4,847               4,672
 Additional paid-in capital                                                 17,084,082          17,084,257
 Accumulated deficit                                                       (16,636,402)        (16,599,156)
                                                                          ------------        ------------
                                                                               452,527             489,773
 Less treasury stock, at cost, 385 shares                                         (987)               (987)
                                                                          ------------        ------------
 Total Stockholders' equity                                                    451,540             488,786
                                                                          ------------        ------------

   Total Liabilities and Stockholders' Equity                             $    491,565        $    526,064
                                                                          ============        ============


              The accompanying notes are an integral part of these
                        consolidated financial statements

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                           Six Months Ended April 30,
                                                                          ---------------------------
                                                                              2002            2001
                                                                          ----------       ----------
Revenue
 Interest                                                                 $    8,197           12,193
                                                                          ----------       ----------
                                                                               8,197           12,193

General and administrative expenses                                           45,443           41,310
                                                                          ----------       ----------

   NET LOSS                                                               $  (37,246)      $  (29,117)
                                                                          ==========       ==========


Basic loss per common share                                               $    (0.01)      $    (0.01)
                                                                          ==========       ==========

Weighted-average number of common shares
 outstanding                                                               4,740,035        4,376,545
                                                                          ==========       ==========










              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                          Three Months Ended April 30,
                                                                          ----------------------------
                                                                             2002             2001
                                                                          ----------       ----------
Revenue
 Interest                                                                 $    3,875            5,710
                                                                          ----------       ----------
                                                                               3,875            5,710

General and administrative expenses                                           18,899           36,734
                                                                          ----------       ----------

   NET LOSS                                                               $  (15,024)      $  (31,024)
                                                                          ==========       ==========

Basic loss per common share                                               $    (0.00)      $    (0.01)
                                                                          ==========       ==========
Weighted-average number of common shares
 outstanding                                                               4,810,833        4,376,545
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

                                               BIOFARM, INC.
                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                (Unaudited)


                                 Shares
                                   of                 Additional                                  Total
                                 Common     Common     Paid-In        Accumulated   Treasury  Stockholders'
                                 Stock      Stock      Capital          Deficit       Stock       Equity
                               ---------    ------   -----------     ------------   --------  ------------
Balance, November 1, 2000      4,376,930    $4,377   $17,084,552     $(16,441,272)    $(987)    $ 646,670

Issuance of common stock         295,000       295          (295)          -            -            -

Cancellation of stock
 subscription agreements            -         -         (475,000)          -            -        (475,000)

Issuance of stock
 subscription agreements            -         -          475,000           -            -         475,000

Net loss                            -         -             -            (157,884)      -        (157,884)
                               ---------    ------   -----------     ------------     -----     ---------

Balance, October 31, 2001      4,671,930     4,672    17,084,257      (16,599,156)     (987)      488,786

Issuance of common stock         174,600       175          (175)          -            -            -

Net loss                            -         -             -             (37,246)      -         (37,246)
                               ---------    ------   -----------     ------------     -----     ---------

Balance, April 30, 2002        4,846,530    $4,847   $17,084,082     $(16,636,402)    $(987)    $ 451,540
                               =========    ======   ===========     ============     =====     =========







              The accompanying notes are an integral part of these
                        consolidated financial statements

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                              Six Months Ended April 30,
                                                                              --------------------------
                                                                                2002              2001
                                                                              --------          --------
OPERATING ACTIVITIES
 Net loss                                                                     $(37,246)         $(29,117)
 Adjustments to reconcile net loss to cash
  utilized by operating activities:
  Changes in:
    Accounts payable                                                             2,747            11,885
    Subscription accrued interest                                               (8,197)          (12,192)
                                                                              --------          --------

 Net cash utilized by operating activities                                     (42,696)          (29,424)

INVESTING ACTIVITIES
 Purchase of investments                                                       (35,000)          (45,624)
                                                                              --------          --------

 Net cash utilized by investing activities                                     (35,000)          (45,624)

FINANCING ACTIVITIES
 Payments of subscriptions receivable                                           77,700            82,250
                                                                              --------          --------

 Net cash provided by financing activities                                      77,700            82,250
                                                                              --------          --------

     INCREASE IN CASH                                                                4             7,202

Cash, beginning of period                                                         -                2,192
                                                                              --------          --------

Cash, end of period                                                           $      4          $  9,394
                                                                              ========          ========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

  On February 13, 2002, the Company terminated its relationship with Artwork and Beyond, Inc. resulting in reduction of investments in unregistered companies of $19,875, as a consequence the Company received a $19,875 promissory note from an unaffiliated partnership.











              The accompanying notes are an integral part of these
                        consolidated financial statements

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001



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

     Investments
     -----------

     The Company has entered into a Subscription Agreement, as discussed in Note E, to purchase the stock of a private company. The company's registration statement was declared effective on January 14, 2002 and was voluntarily withdrawn by the company subsequent to April 14, 2002. It is the intention of the company to file for a public offering on the AIMS exchange in London. The shares owned by the Company will be registered for sale pursuant to the AIMS offering. Because of this the Company's investment does not have a readily determinable market value. Consequently, the Company has recorded its investment in this company at cost. If any of these shares become publicly traded in the future, the Company will classify them as available-for-sale securities and account for them in accordance with SFAS 115, "Accounting of Certain Investments in Debt and Equity Securities." The Company reviews its investments carried at cost for impairment.

     Income taxes
     ------------

     Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Loss per common share
     ---------------------

     The Company adopted SFAS No. 128, "Earnings Per Share" ("EPS"), which provides for the calculation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the income (loss) of the Company. There is no difference in basic and diluted EPS for the six and three months ended April 30, 2002 and 2001 since there are no potentially dilutive securities outstanding for either period presented.


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

     On October 31, 2001 the Company cancelled the remaining unpaid promissory notes. On October 31, 2001, the Company received 5 new promissory notes from unrelated individuals for the purpose of subscribing to purchase a total of 950,000 shares of common stock for a total of $475,000. The due date on the notes is July 31, 2002. The notes are payable, with interest at 4% on or before July 31, 2002. Through April 30, 2002, a total of $77,700 has been collected by the Company with regard to these promissory notes.


NOTE C - INCOME TAXES

     The Company has deferred tax assets of approximately $4,200,000 as of April 30, 2002, related to net operating loss carryforwards ("NOL"), which have yet to be utilized. As a result of the sale of the Company's operating subsidiaries and the issuance of additional shares of common stock, the amount of the NOL of approximately $11,600,000 may be limited. Also, the utilization of these losses, if available, to reduce the future income taxes will depend upon the generation of sufficient taxable income prior to the expiration of the NOL. Therefore, at April 30, 2002 and 2001, the Company has established a 100% valuation allowance against the deferred tax assets as the likelihood of recognizing this benefit cannot be certain. The net operating losses will expire in various years through June, 2015.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001


NOTE D - PROPERTY

     The Company owns a property located in Camden, New Jersey, which is carried at zero value. The Company intends to offer such property for sale upon the resolution of certain environmental issues.


NOTE E - SUBSCRIPTION AGREEMENTS

     As of April 30, 2002, the Company has entered into a Subscription Agreement with Paragon Sports Group, Inc. (Paragon) pursuant to which it has subscribed for 800,000 shares. Paragon's registration statement with the SEC was declared effective on January 14, 2002. Due to a lack of interest to purchase the shares offered pursuant to the registration statement the management of Paragon voluntarily withdrew the registration statement subsequent to April 14, 2002. Paragon intends to file for a public offering on the AIMS exchange in London. The Paragon shares owned by the Company will be registered for sale pursuant to the AIMS offering.

     An aggregate of $5,000 of the total accounts payable of $40,025 at April 30, 2002 represents payments made on behalf of Paragon that were made by an officer of the Company.


NOTE F - NOTES RECEIVABLE

     On February 13, 2002, the Company terminated its relationship with Artwork and Beyond, Inc. As a consequence, the Company received a non-interest bearing promissory note in the amount of $19,875 from an unaffiliated partnership, upon payment of which the Company will have recouped its entire investment. This note is due on June 30, 2002. The company also has a non-interest bearing promissory note in the amount of $4,000 due from an unaffiliated individual. This note has no stated due date.


NOTE G - SUBSEQUENT EVENT

     On June 5, 2002 a wholly-owned subsidiary of the Company (NEWCO) entered into a contract to acquire 2,500,000 shares of a company engaged in the transportation logistics business. The transaction is to close simultaneously with the receipt of the audited financial statements of the company, the private placement of $8,000,000 of equity in the company and the declaration of the effectiveness of the company's registration statement by the SEC.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The Company may today be fairly characterized as a non-operating "shell" corporation. Therefore, there is no need for discussion herein of prior results of operations, of year-to-date operating results and comparisons, and of liquidity and capital resources. As of the date hereof, the Company is able to meet its obligations as they mature, which obligations consist exclusively of legal, accounting and miscellaneous expenses normally incurred by any public entity. As of May 31, 2002, the Company has outstanding subscriptions receivable of $378,200, all of which are deemed to be collectible.

Reference is made to Item 5 of Part II of this Form 10-QSB for information concerning disclosures deemed necessary by the Company. The information contained in such Item impacts significantly upon the response to this Item 2 of
Part I.

                                     PART II

                                OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is the defendant in an action commenced in the United States District Court (Philadelphia) in March, 2002, by Hermes Kreditversicherungs AG (Plaintiff), a Hamburg, Germany, insurance company. Such action seeks the recovery of 1,651,490 British pounds. The complaint alleges that Plaintiff, on May 4, 1999, issued its indemnity bond on behalf of Britten-Norman Limited (BN) to the purchaser of an airplane to be manufactured by BN. The complaint further alleges that the Company guaranteed Plaintiff against any loss sustained by Plaintiff in issuing such indemnity bond.

The Company is vigorously defending such lawsuit. The Company has asserted as affirmative defenses that

     a) BN was never a subsidiary of the Company and that no consideration justified the issuance of the alleged guaranty by the Company;

     b) the signatures on the alleged guaranty of a "director" and of the Secretary of the Company are not sufficient to bind the Company in the absence of supporting resolutions of the Board of Directors of the Company;

     c) the signature of Keith D. Beekmeyer (KDB) on the alleged guaranty as "Chairman" is invalid because, under the By-Laws of the Company, the Chairman is not an officer of the Company capable of executing documents on behalf of the Company;

     d) the signature of Anil Mahan (AM) on the alleged guaranty as Secretary of the Company is invalid because AM never occupied the position of Secretary of the Company;

     e) the validity of the alleged guaranty by the Company was never the subject of minimal underwriting due diligence on the part of Plaintiff;

     f) the Rescission Agreement, executed October 31, 1999, between the Company and Litchfield Continental Ltd. (LCL) specifically indemnified the Company against any and all matters affecting the Company and instituted by LCL during the period October 5, 1998, through and including October 31, 1999; and,

     g) BN, at all relevant times owned by LCL, was placed into insolvency proceedings by LCL on April 4, 2000.

Pursuant to Instruction #4 to Item 103 of Regulation S-B, Messrs. Beekmeyer and Mahan, formerly directors and an officer (Mahan) of the Company, and the principal shareholders and officers and directors of LCL (the holder during the period October 5, 1998, until October 31, 1999, of a convertible debenture of the Company then convertible into more than five (5%) percent of the Company's Common Stock), is each a party adverse to the Company and has a material interest adverse to the Company. It is the Company's position that Messrs. Beekmeyer and Mahan have used assets of the Company to further their personal interests and those of LCl, have misappropriated Company assets, and have caused the Company to have to defend against claims not assumed by the Company. These activities are the subject of a criminal complaint being made by the Company to the Serious Fraud Office in London. In addition, the Company is investigating the role played by the Company's former auditors in furthering the schemes orchestrated by Messrs. Beekmeyer and Mahan. Having received the Company's answer to its complaint, Plaintiff has now found it necessary to move to take the depositions of Messrs. Beekmeyer, Mahan and Paul Bartlett (a director of BN) in London.

Item 5.   Other Information

(The responses to this Item, not previously reported in a report on Form 8-K, are intended to comply in all respects with the reporting requirements of Form 8-K. However, a report on Form 8-K will be filed within sixty days of the date of this Form 10-QSB to satisfy Item 7 of Form 8-K as to the filing of required financial statements.)

On June 12, 2002, a wholly-owned subsidiary of the Company (NEWCO) entered into a contract to acquire twenty (20%) percent of the issued and outstanding shares of Common Stock of Fulmer Logistics Corp. (FLC). FLC simultaneously acquired 100% of the capital stock of Fleet Global Services, Inc. and Fulmer Brothers, Inc. FLC is engaged in the transportation logistics business. The principal shareholders of FLC are Zach and Mack Fulmer, neither of which brother had or has any relationship of any kind with the Company or with any affiliate of the Company. The assets of FLC consist principally of accounts receivable generated from trucking activities. NEWCO's cost of acquisition of such twenty (20%) percent of FLC is NEWCO's covenant to discharge any and all expenses incident to the registration of such shares to permit the distribution thereof to the shareholders of the Company. Closing of the transaction is to occur simultaneously with the (a) receipt of the audited financial statements of FLC (and their acceptability to management of the Company), (b) private placement by FLC of $8 (net) million of equity, and (c) effectiveness of the registration statement relating to the distribution of the twenty (20%) percent interest in FLC. At closing, FLC will have a total of 15 million shares issued and outstanding, of which 10 million will be owned by the Fulmer brothers, 2.5 million will be owned by NEWCO and 2.5 million will have been issued for $8 million of additional capital. The $8 million to be raised privately by FLC is deemed necessary to permit FLC to carry an increased amount of accounts receivable as well as to permit FLC to become a self-insurer. The distribution of twenty (20%) percent of FLC to the shareholders of the Company will permit FLC to become a publicly-traded entity. FLC believes that its ability to offer a self-insurance program, coupled with its status as a public entity, will accelerate FLC's planned expansion program. On the record date (to be determined by the Board of the Company), shareholders owning Common Stock of the Company will receive approximately one-half share of FLC for each one share of the Company (with no requirement to surrender the share of the Company's Common Stock). The contract referenced herein is attached as an Exhibit to this Form 10-QSB filing. Pursuant to Item 7 of Form 8-K, the financial statements of FLC and pro forma financial statements will be filed within sixty days of the date of this Form 10-QSB.

The Company continues to carry its investment in Paragon Sports Group, Inc. (Paragon) at cost. The Registration Statement filed with the SEC by Paragon and declared effective on January 14, 2002, was withdrawn voluntarily by Paragon subsequent to April 14, 2002. The indications of interest received by the management of Paragon to purchase the shares offered pursuant to the Registration Statement did not result in sufficient purchase orders subsequent to January 14, 2002, to permit the closing of the all or nothing offering by Paragon. The Company is advised by Paragon that, (a) effective May 15, 2002, Paragon received a commitment for $500,000 of financing from a first tier American bank, and (b) it is the intention of Paragon to file for a public offering on the AIMS exchange in London. Paragon is of the belief that the offering of shares in a soccer management company in the United Kingdom will result in the obtaining of buyers sufficient to close the projected AIMS offering. The Paragon shares owned by the Company will be registered for sale pursuant to the AIMS offering. The issued and outstanding shares of Paragon (including those owned by the Company) may require reclassification depending upon the outcome of negotiations with the AIMS underwriter.

Included among the Company's current assets is a promissory note, due and payable June 30, 2002, in the amount of $19,875 from an unaffiliated partnership. Such amount represents the investment previously made by the Company in the shares of Artwork and Beyond, Inc. Upon payment of such promissory note, the Company will have recouped its entire investment in Artwork and Beyond, Inc.

Item 6.   Exhibits and Reports on Form 8-K

     a)  Exhibits
         (i) Agreement, dated June 12, 2002, by and among NEWCO, Fleet Global Services, Inc., Fulmer Brothers, Inc., and Fulmer Logistics Corp., referred to Item 5 of Part II of this Form 10-QSB.

     b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                        FORMATION AND EXCHANGE AGREEMENT
                        --------------------------------

         FORMATION AND EXCHANGE AGREEMENT entered into and effective this ___ day of June, 2002, by and among NEWCO CORP., a Nevada corporation ("Newco"), FLEET GLOBAL SERVICES, INC., a Florida corporation ("Fleet") and FULMER BROTHERS, INC., a South Carolina corporation ("Fulmer").

                                   Background
                                   ----------

         Newco is a Nevada corporation whose one share of issued and outstanding Common Stock is owned by Biofarm, Inc. ("Biofarm"). Biofarm is a Nevada corporation whose stock is publicly traded on NASDAQ, is registered under the Securities Act of 1933, as amended, ("1933 Act"), is current in all of its required filings under the Securities and Exchange Act of 1934, as amended, ("1934 Act"), is registered as a Business Development Corporation under the investment Company Act of 1940 and is currently a non-operating entity. Subject to all of the terms and conditions set forth in this Agreement, below is the agreement of the parties relative to consummation of the following transactions:

                  (a) the creation by Fleet and Fulmer of a new corporation to be known as "Fulmer Logistics Corporation" ("FLC");

                  (b) timely consummation by FLC of a private placement of approximately two million five hundred thousand (2,500,000) shares of its unregistered common stock ("FLC Common Stock") to be issued to investors in connection with an equity capital raise of a net amount of eight million dollars ($8,000,000) from such investors (after payment of all fees and commissions associated with the Capital Raise) (the "Capital Raise");

                  (c) at closing of the transactions contemplated herein ("Closing"), the issuance by FLC of an aggregate two million five hundred thousand shares of FLC Common Stock to Newco, solely as agent for distribution to Biofarm's shareholders and not as beneficial or equitable owner of such FLC Common Stock, which stock will be part registered under the 1933 Act as described in Paragraph 2(a);

                  (d) at Closing, the issuance by FLC of an aggregate of ten million (10,000,000) shares of FLC Common Stock to the shareholders of each of Fleet ("Fleet Shareholders") and Fulmer ("Fulmer Shareholders") (together, the "FF Shareholders"), whereupon the FF Shareholders will simultaneously transfer to FLC all of their right, title and interest in and to all of the capital stock of each of Fleet ("Fleet Stock") and Fulmer ("Fulmer Stock") (together, the "FF Stock");

                  (e) at Closing, the issuance by FLC of an aggregate of 2,500,000 shares of FLC common stock to the Capital Raise investors; and

                  (f) the filing by FLC of the Registration (as defined in Paragraph 2(a)) and all notices or disclosures required to be filed with the Securities and Exchange Commission ("SEC") in order to effect the Registration under the 1933 Act of two million five hundred thousand (2,500,000) shares of FLC Common Stock.

         NOW, THEREFORE, in consideration of the respective agreements, representations, warranties and mutual covenants hereinafter set forth, and intending to be legally bound hereby, the parties agree as follows:

         1. Formation of FLC. Upon execution, Fleet and Fulmer will incorporate FLC in Nevada. FLC shall have twenty-five million (25,000,000) shares of Common Stock authorized, of which one share shall initially be issued to each of Fleet and Fulmer. Fleet and Fulmer shall cause FLC to cooperate fully in all transactions contemplated by this Agreement in which FLC may be involved, and to perform all obligations of FLC described herein.


         2.  Representations and Warranties.

                  (a) Registration Disclosures. Fulmer and Fleet shall make all representations and disclosures necessary or appropriate ("Registration Disclosures") to allow FLC to register two million five hundred thousand (2,500,000) shares of FLC Common Stock for distribution to the shareholders of Biofarm by the filing of an appropriate Registration Statement and to list such FLC Common Stock on NASDAQ (the "Registration"). Similarly, Fleet and Fulmer shall cause FLC and all individuals who will be officers, directors or holders of 5% or more of the FLC Common Stock to make all necessary or appropriate Registration Disclosures.

                  (b) Representations of Fulmer. Fulmer represents, warrants, covenants and agrees as follows, all of which are true and correct in all material respects as of the date of this Agreement and shall be true and correct in all material respects as of the Closing Date (as defined in Paragraph 5) with the same effect as if then made:

                           (1) Corporate. Fulmer is a corporation duly organized
under South Carolina law and in good standing in the State of South Carolina. Fulmer has all requisite corporate power and authority to conduct its business as it is now being conducted and to own or use the properties and assets that it purports to own or use and is registered to do business in all jurisdictions where the failure to obtain such registration could reasonably be expected to result in a material adverse effect on the financial position, results of operations or business of Fulmer;

                           (2) Authority. The execution and delivery by Fulmer
of this Agreement and each other agreement or instrument contemplated by this Agreement, the performance by Fulmer of its covenants and agreements under this Agreement, and the consummation by Fulmer of the transactions contemplated by this Agreement, have been authorized by all necessary corporate action. Assuming due execution and delivery, this Agreement constitutes the valid and legally binding obligation of Fulmer and is enforceable in accordance with its terms, except as may be limited by bankruptcy, moratorium or other laws affecting creditors' rights generally and by equitable principles of general applicability;

                           (3) No Violation. Neither the execution and delivery
of this Agreement, nor the consummation of the transactions contemplated by this
Agreement:

                                    (A) violates any provision of any of
Fulmer's organizational documents;

                                    (B) violates any statute, ordinance, law,
writ, injunction, ruling, regulation, order, judgment or decree of any court or governmental agency or board ("Laws") by which Fulmer or any of its assets or properties is bound, which violation could reasonably be expected to have a material, adverse effect on the financial position, results of operations or business of Fulmer; or

                                    (C) conflicts with, violates, or will result
in any breach of (or give rise to any right of termination, cancellation, modification, amendment, rescission, refusal to perform or acceleration of) any of the terms of, or constitute a default under, or result in the creation of any Lien pursuant to the terms of, any note, bond, lease, mortgage, deed of trust, franchise, guarantee, certificate of occupancy, indenture, license, permit, contract or agreement ("Contracts") or other instrument or obligation to which Fulmer is a party or by which Fulmer's assets are encumbered and which, individually or in the aggregate, could reasonably be expected to have a material, adverse effect on the financial position, results of operations or business of Fulmer;

                           (4)  Regarding Financial Statements.

                                    All of Fulmer's unaudited financial
statements ("Fulmer Unaudited Financial Statements") and its audited statements including, but not limited to, Fulmer's audited, consolidated balance sheet, including the notes thereto, and the related audited, consolidated statement of income, changes in stockholders' equity and cash flow for the twelve-month period ended October 31, 2001 (the "Fulmer Audited Financial Statements"), and any required, unaudited statements for a stub period or periods subsequent to October 31, 2001 ("Fulmer Stub Period Statements"), fairly present (or, if to be prepared in the future, will fairly present), in all material respects, the financial condition and the results of operations, changes in stockholders' equity, and cash flow of Fulmer as of the date thereof and for the periods referenced therein, all in accordance with generally accepted U.S. accounting principles applied on a consistent basis and will be submitted to the SEC in appropriate form for purposes of effecting the Registration on a timely basis. Collectively, the Fulmer Unaudited Financial Statements, the Fulmer Stub Period Statements and the Fulmer Audited Financial Statements are known as the "Fulmer Financial Statements";

                           (5)  Compliance with Contracts; Conduct of Business.

                                    (A) Fulmer has complied with the material
provisions of all contracts or agreements or any kind or nature, the breach of which could reasonably be expected to result in a material adverse effect on the financial position, results of operations or business of Fulmer;

                                    (B) Since November 1, 2001, there has been
no material adverse or prospective adverse change in the condition (financial or otherwise), net worth, business, financial position or properties of Fulmer, nor has there been any:

                                            (i) actual or threatened dispute
with any major accounts or actual or threatened loss of business from any of Fulmer's major accounts, with the exception of Crowley Maritime Corp., which has a pending cargo claim; or

                                            (ii) other event or condition of any
character known to Fulmer and not disclosed in this Agreement which pertains to and materially, adversely affects Fulmer or its businesses;

                           (6) No Omissions. This Agreement and the information
furnished by Fulmer, whether set forth in this Agreement, in the exhibits hereto or in any document, when taken as a whole, contains no untrue statement of a material fact and does not omit to state a material fact necessary to make the statements herein or therein, in light of the circumstances in which it was made, not misleading.

                  (c) Representations of Fleet. Fleet represents, warrants, covenants and agrees as follows, all of which are true and correct in all material respects as of the date of this Agreement and shall be true and correct in all material respects as of the Closing Date (as defined in Paragraph 5) with the same effect as if then made:

                           (1) Corporate. Fleet is a corporation duly organized
under South Carolina law and in good standing in the State of Florida. Fleet has all requisite corporate power and authority to conduct its business as it is now being conducted and to own or use the properties and assets that it purports to own or use and is registered to do business in all jurisdictions where the failure to obtain such registration could reasonably be expected to result in a material adverse effect on the financial position, results of operations or business of Fleet;

                           (2) Authority. The execution and delivery by Fleet of
this Agreement and each other agreement or instrument contemplated by this Agreement, the performance by Fleet of its covenants and agreements under this Agreement, and the consummation by Fleet of the transactions contemplated by this Agreement have been authorized by all necessary corporate action. Assuming due execution and delivery, this Agreement constitutes the valid and legally binding obligation of Fleet and is enforceable in accordance with its terms, except as may be limited by bankruptcy, moratorium or other laws affecting creditors' rights generally and by equitable principles of general applicability;

                           (3) No Violation. Neither the execution and delivery
of this Agreement, nor the consummation of the transactions contemplated by this
Agreement:

                                    (A) violates any provision of any of Fleet's
organizational documents;

                                    (B) violates any Laws by which Fleet or any
of its assets or properties is bound, which violation could reasonably be expected to have a material, adverse effect on the financial position, results of operations or business of Fleet; or

                                    (C) other than with respect to that certain
factoring contract between Fleet and Metro Financial, Inc., conflicts with, violates, or will result in any breach of (or give rise to any right of termination, cancellation, modification, amendment, rescission, refusal to perform or acceleration of) any of the terms of, or constitute a default under, or result in the creation of any Lien pursuant to the terms of any Contracts to which Fleet is a party or by which Fleet's assets are encumbered and which, individually or in the aggregate, could reasonably be expected to have a material, adverse effect on the financial position, results of operations or business of Fleet;

                           (4) Regarding Financial Statements. All of Fleet's
unaudited financial statements (the "Fleet Unaudited Financial Statements") and its audited financial statements including, but not limited to, Fleet's audited, consolidated balance sheet, including the notes thereto, and the related audited, consolidated statement of income, changes in stockholders' equity and cash flow for the twelve-month period ended December 31, 2001 (the "Fleet Audited Financial Statements") and any required, unaudited statements for a stub period or periods subsequent to December 31, 2001 ("Fleet Stub Period Statements") fairly present (or, if to be prepared in the future, will fairly present), in all material respects, the financial condition and the results of operations, changes in stockholders' equity, and cash flow of Fleet as of the date thereof and for the periods referred to therein, all in accordance with generally accepted U.S. accounting principles applied on a consistent basis and will be submitted to the SEC in appropriate form for purposes of effecting the Registration on a timely basis. Collectively, the Fleet Unaudited Financial Statements, the Fleet Stub Period Statements and the Fleet Audited Financial Statements are known as the "Fleet Financial Statements";

                           (5) Compliance with Contracts; Conduct of Business.

                                    (A) Fleet has complied with the material
provisions of all contracts or agreements or any kind or nature, the breach of which could reasonably be expected to result in a material adverse effect on the financial position, results of operations or business of Fleet;

                                    (B) Since January 1, 2002, there has been no
material adverse or prospective adverse change in the condition (financial or otherwise), net worth, business, financial position or properties of Fleet, nor has there been any:

                                            (i) actual or threatened dispute
with any major accounts or actual or threatened loss of business from any of Fleet's major accounts; or

                                            (ii) other event or condition of any
character known to Fleet and not disclosed in this Agreement which pertains to and materially, adversely affects Fleet or its businesses;

                           (6) No Omissions. This Agreement and the information
furnished by Fleet, whether set forth in this Agreement, in the exhibits hereto or in any document, when taken as a whole, contains no untrue statement of a material fact and does not omit to state a material fact necessary to make the statements herein or therein, in light of the circumstances in which it was made, not misleading.

                  (d) Representations and Warranties of Newco. Newco represents, warrants, covenants and agrees as follows, all of which are true and correct in all material respects as of the date of this Agreement and will be true and correct in all material respects as of the Closing Date (as defined in Paragraph
5) with the same effect as if then made:

                           (1) Authority. The execution and delivery by Newco of
this Agreement and each other agreement or instrument contemplated by this Agreement, the performance by Newco of its covenants and agreements under this Agreement, and the consummation by Newco of the transactions contemplated by this Agreement, have been duly authorized by all necessary corporate action and this Agreement constitutes a valid and legally binding obligation of Newco enforceable against Newco in accordance with its terms except as may be limited by bankruptcy, moratorium or other laws affecting creditors' rights generally and by equitable principles of general applicability;

                           (2) Corporate. Newco is a corporation duly organized
under Nevada law and in good standing in the State of Nevada. Newco has all requisite corporate power and authority to conduct its business as it is now being conducted and to own or use the properties and assets that it purports to own or use and is registered to do business in all jurisdictions where the failure to obtain such registration could reasonably be expected to result in a material adverse effect on the financial position, results of operations or business of Newco or its subsidiaries, taken as a whole;

                           (3) No Violations.

                                    (A) Neither the execution and delivery of
this Agreement, nor the consummation of the transactions contemplated by this Agreement violates any provision of any of Newco's organizational documents. Neither the execution and delivery of this Agreement, nor the consummation by Newco of the transactions contemplated by this Agreement violates any contract, note, bond, mortgage, indenture, license, agreement, lease or other material contract, instrument or obligation of Newco, nor does it violate in any material respect any statute, rule, regulation, order writ, injunction or decree applicable to Newco or any of its assets, nor will it result in the creation of any material (individually or in the aggregate) liens, charges or encumbrances on any of the material assets of Newco;

                                    (B) Newco has no obligation to make any
filing with or to obtain any permit, authorization, consent or approval of any governmental or regulatory authority, including, but not limited to, the Securities and Exchange Commission ("SEC") and any state securities agencies, as a condition to the lawful consummation by Newco of the transactions contemplated by this Agreement.

                           (4) Activities; Litigation; Contracts. Newco was
incorporated on June 12, 2002, has engaged in no business activities and is not party to any pending or threatened litigation.

                           (5) No Omissions. This Agreement and the information
furnished by Newco, whether set forth in this Agreement, in the exhibits hereto or in any document delivered to either Fulmer or Fleet, when taken as a whole, contains no untrue statement of a material fact and does not omit to state a material fact necessary to make the statements herein or therein, in light of the circumstances in which it was made, not misleading.


         3. Conduct of the Business - Fulmer and Fleet. Other than as contemplated by this Agreement, each of Fulmer and Fleet hereby covenants and agrees with Newco that, from and after the date of this Agreement and until Closing, it shall not:

                  (a) Operation of its Business. Conduct its business, or introduce any material change in its business practice or the accounting methods in respect of its business, except in a manner consistent with prior practice; provided, however, that nothing contained herein shall preclude either Fulmer or Fleet from acquiring additional business in any manner satisfying the business judgment of either or both;

                  (b) Payment of Certain Indebtedness. Except in the ordinary course of business, pay or discharge any outstanding indebtedness;

                  (c) Books and Records. Fail to maintain its books and records in accordance with good business practices, on a basis consistent with prior practice;

                  (d) Billings; Accounts Payable. Fail to bill for products sold or services rendered or permit any account payable to be outstanding for more than ninety (90) days, other than accounts payable being diligently contested in good faith; provided, however, that Fulmer and Fleet, as the case may be, shall have discretion to discontinue collection efforts with respect to any account payable determined to be uncollectible;

                  (e) Documents, etc. Fail to furnish to Newco, its counsel, accountants and authorized representatives, such financial, legal and other documents, records and information relating to it and its assets or liabilities as Newco, its counsel, accountants and its authorized representatives may, from time to time, reasonably request, and which requests provide a reasonable period within which to respond;

                  (f) Further Information. Fail to make available to Newco the books of account, records, tax returns, leases, contracts and other documents or agreements material to its business as Newco, its counsel, accountants and its authorized representatives may, from time to time, reasonably request;

                  (g) No Solicitation. For a period of ninety (90) days from the date of receipt by Newco of the FF Audited Financial Statements (the "Non-Solicitation Period"), neither directly or indirectly: (1) solicit or initiate any FF Acquisition Proposal (as hereinafter defined); or (2) engage in negotiations with, or disclose any nonpublic information relating to it or afford access to its properties, books or records to any person or entity in connection with a FF Acquisition Proposal. Fulmer and Fleet shall promptly notify Newco after receipt by either of them of any FF Acquisition Proposal. For purposes of this Agreement, "FF Acquisition Proposal" means any offer or proposal for, or any written indication of interest in, a merger or other business combination involving either Fulmer or Fleet, or the acquisition of any equity interest in, or a substantial portion of the assets of either of Fulmer or Fleet, other than the transactions contemplated by this Agreement; or

                  (h) No Agreements. During the Non-Solicitation Period, enter into an agreement to do any of the foregoing.


         4. Conduct of Business - FLC. Each of Fleet and Fulmer agrees it shall not permit FLC to engage in any business or operations between the date hereof and the Closing Date (the "Closing Period"), other than to perform the obligations and fulfill the representations or warranties specifically contemplated by this Agreement. Each of Fleet and Fulmer further agrees that during the Closing Period it shall cause FLC to covenant to be bound by the same restrictions as are set forth in Paragraph 3 relative to Conduct of the Business
- Fulmer and Fleet, and by the following additional restrictions:

                  (a) Corporate. FLC shall not change or amend its By-Laws, Articles of Incorporation or other constituent documents without Newco's consent, which Newco shall not unreasonably withhold;

                  (b) No Encumbrance. FLC shall not encumber, transfer, sell, assign or otherwise dispose of all or any of its authorized capital stock, nor issue or authorize the issuance of any additional shares of its authorized capital stock or other securities without the express, prior written consent of Newco, which consent may be withheld in Newco's sole discretion;

                  (c) Restrictions. FLC shall not declare, set aside, or pay any dividend or make any distribution in respect of its capital stock; directly or indirectly purchase, redeem or otherwise acquire any shares of its capital stock; or enter into any agreement obligating it to do any of the foregoing prohibited acts. Any such agreement shall be deemed void ab initio.


         5. Closing Date. Provided all conditions precedent have been satisfied, closing of the transactions contemplated by this Agreement (the "Closing") shall take place at the principal office of FLC not more than ninety (90) days after FLC receives the FF Financial Statements (as hereinafter defined) (the "Closing Date"), or on such other date, and at such other time or place, as is agreed to by the parties. In the absence of written confirmation from all parties to the contrary, this Agreement shall automatically terminate in the event that all conditions precedent have not been satisfied prior to the Closing Date.


         6. Obligations of the Parties between the Date of this Agreement and the Closing Date. During the time periods set forth below, each of the parties shall perform the following duties and responsibilities specified to be performed by them:

                  (a) Organization of FLC. Promptly upon execution of this Agreement, Fleet and Fulmer shall cause FLC to be incorporated pursuant to the provisions of and in accordance with Paragraph 1 of this Agreement;

                  (b) Registration. Promptly upon receipt of the Fleet and Fulmer Financial Statements described in Paragraphs 2(b)(4) and 2(c)(4) above, FLC shall engage an independent firm of accountants for the purpose of preparing the required financial statements of FLC for inclusion in the Registration document. Such accounting firm shall consolidate the Fleet and Fulmer Financial Statements, issue the necessary opinion and file the required consent in connection with the Registration. To the extent required, such firm shall also prepare an audited pro forma financial statement giving effect to the completion of the Capital Raise. Fleet and Fulmer shall then forthwith cause FLC to initiate the Registration process and shall further cause FLC to use all required diligence to complete the Registration process in an expeditious manner;

                  (c) Capital Raise. Before the Closing Date, FLC shall have completed the Capital Raise, the terms and conditions of which shall be described in the Registration documents. The proceeds of the Capital Raise shall be delivered to FLC simultaneously with Closing. From such proceeds of the Capital Raise, FLC will be permitted to use the sum of $50,000, plus interest, to repay a loan made to Fulmer by Linda Fulmer and further to use the sum of $500,000, plus interest, to repay a loan made to Fleet by Margaret Fulmer. In addition, FLC will pay to the Shareholder(s) of Fulmer an amount equal to the then capital surplus of Fulmer. Fleet and Fulmer will cause FLC to use the balance of the proceeds solely for working capital purposes and in furtherance of the business of Fleet and Fulmer;

                  (d) Insurance. Newco will have finalized a self-insurance program reasonably acceptable to Fleet and Fulmer in accordance with Paragraph 7(e) below, including, if necessary, the loan by Newco to FLC of up to $409,000 to permit such self-insurance program to become effective, such loan to be made, if at all, on terms mutually acceptable to FLC and Newco;

                  (e) Acquisitions. Upon receipt and approval (not be unreasonably withheld) of financial and other appropriate "due diligence" information on companies which are potential acquisition candidates for FLC, Newco will provide a loan to FLC on mutually acceptable terms of up to $500,000 for the purpose of allowing FLC to proceed with such potential acquisition(s);

                  (f) Good Faith Efforts and Cooperation. Each party shall make good faith efforts to perform its duties and obligations hereunder and all parties shall make reasonable efforts to cooperate with each other in performance of all duties and obligations.

         7. Conditions Precedent to Fulmer's, Fleet's, FLC's and the FF Shareholders' Obligation to Close. The obligation of Fulmer, Fleet, FLC and each FF Shareholder to close and consummate the transactions contemplated by this Agreement, is subject to satisfaction of the following conditions precedent, any or all of which may be waived by Fulmer, Fleet, FLC and each FF Shareholder in his, her or its sole discretion and only as to such party, and Newco agrees to use commercially reasonable efforts to satisfy each of the following at or prior to Closing:

                  (a) No Litigation. No action, suit or proceedings against Newco relating to consummation of any of the transactions contemplated by this Agreement or seeking to delay or enjoin any such transactions, shall be pending or threatened;

                  (b) Representations and Warranties. The representations and warranties made by Newco shall be correct as of the Closing Date with the same effect as if then made. On the Closing Date, Newco shall deliver to Fulmer and Fleet a certificate dated the Closing Date to such effect;

                  (c) Compliance with Covenants. All of the covenants and obligations that Newco is required to perform or with which Newco is to comply at or prior to Closing, individually and collectively, must have been duly performed and complied with in all material respects;

                  (d) Registration. Newco, being the owner of the only shares (2,500,000) that are the subject of the Registration, shall have paid all "Registration Expenses", defined as all expenses arising from or incident to the Registration including, without limitation, (i) SEC, stock exchange and NASD registration and filing fees, (ii) all fees and expenses incurred in complying with securities or "blue sky" laws, (iii) all printing, messenger and delivery expenses, (iv) the fees, charges and disbursements of counsel to FLC and of FLC's independent public accountants (including, without limitation, any expenses arising from any "cold comfort" letters or any special audits incident to or required by FLC, other than as to the Financial Statements of Fulmer and Fleet), and (v) any liability insurance or other premiums for insurance obtained in connection with the Registration Statement;

                  (e) Insurance. Newco will have completed creation of a self-insurance program reasonably satisfactory to Fulmer and Fleet which will afford FLC the opportunity to self-insure, to offer insurance on a brokerage basis to third parties and to lower FLC's costs of insurance payable generally;

                  (f) Capital Raise. The Capital Raise shall result in net proceeds (after payment of all fees and commissions associated with the Capital Raise) of $8 million in exchange for no more than 2,500,000 shares of common stock of FLC. The proceeds of the Capital Raise shall be delivered to FLC at Closing; and

                  (g) Other Certificates. Fulmer, Fleet and FLC shall have received such other certificates, instruments and other documents, in form and substance satisfactory to them and their counsel, as they shall have reasonably requested in connection with the transactions contemplated hereby.


         8. Conditions Precedent to Newco's Obligation to Close. The obligation of Newco to close is subject to satisfaction of the following conditions precedent, any or all of which may be waived by Newco in its sole discretion, and, as to each of which, each of Fulmer and Fleet agrees to use (and cause FLC to use) commercially reasonable efforts to satisfy at or prior to Closing:

                  (a) Approval by Newco. Within thirty (30) days of receipt by Newco of the FF Financial Statements Newco shall have approved the FF Financial Statements and FLC Financial Statements, all supplemental FF Financial Statements and supplemental FLC Financial Statements, and all other documents or submissions to Newco made pursuant to this Agreement. Any statement, document or submission not disapproved in writing within thirty (30) days of receipt by Newco of the FF Financial Statements shall be deemed to be approved. Any basis for disapproval shall be expressly stated by Newco.;

                  (b) Approval by FF Shareholders. This Agreement and the obligations, representations and warranties of the FF Shareholders described herein shall have been duly adopted and/or ratified by the FF Shareholders pursuant to valid shareholder action and Newco shall be provided with a copy of resolutions of the FF Shareholders certified respectively by the secretary of each of Fulmer and Fleet;

                  (c) Approval by FLC. FLC shall have ratified, approved and performed all of its duties and obligations under this Agreement;

                  (d) No Litigation. No action, suit or proceedings against Fulmer, Fleet, FLC or any FF Shareholder (as to the latter, to be based upon a certification from each FF Shareholder as to such FF Shareholder) relating to the consummation of any of the transactions contemplated by this Agreement or seeking to delay or enjoin any such transactions, shall be pending or threatened;

                  (e) Representations and Warranties. The representations and warranties made by Fulmer, Fleet, and FLC herein shall be correct as of the Closing Date with the same effect as if then made, and on the Closing Date, each of Fulmer, Fleet, the FF Shareholders and FLC shall deliver to Newco a certificate dated the Closing Date to such effect;

                  (f) Compliance with Covenants. Fulmer, Fleet, FLC and the FF Shareholders shall have performed all of their duties, covenants, and obligations hereunder;

                  (g) Registration. FLC shall have completed the Registration process and the Registration shall have been declared effective by the SEC; and

                  (h) Other Certificates. Newco shall have received such other certificates, instruments, financial statements and other documents, in form and substance satisfactory to Newco and counsel for Newco, as shall have reasonably requested in connection with the transactions contemplated hereby.


         9. Procedures at Closing. Provided all conditions precedent to Closing have been satisfied or waived, at Closing each party shall execute and deliver such other instruments, certificates, authorizations, releases, proxies, resolutions and documents as may be necessary or appropriate to effect the transactions described or as is otherwise required by this Agreement and the following shall occur:

                  (a) Issuance of FLC Common Stock. FLC shall issue to the FF Shareholders an aggregate of ten million (10,000,000) shares of unregistered FLC Common Stock, full-paid and non-assessable, free and clear of all Liens, to be distributed among the FF Shareholders as they may determine;

                  (b) Transfer of FF Stock to FLC. Simultaneously with the issuance of FLC Common Stock described in paragraph 9(a), above, each FF Shareholder will assign and transfer to FLC all of such FF Shareholder's right, title and interest in and to all of the capital stock of Fleet and/or Fulmer owned by such FF Shareholder. To do so, each FF Shareholder will give FLC its stock certificate representing all of the Fleet Stock and/or Fulmer Stock owned by such FF Shareholder, such certificate to be duly endorsed in blank or accompanied by an irrevocable stock power and assignment separate from certificate executed in blank. All signatures on stock certificates or assignments/stock powers shall bear appropriate medallion signature guarantees from a bank or trust company or a member firm of a national securities exchange;

                  (c) Issuance of FLC Common Stock to Newco. FLC shall issue to Newco, as agent for distribution to Biofarm's shareholders, an aggregate of 2,500,000 shares of FLC Common Stock, full paid and non-assessable, all of which shall be registered for distribution as part of the Registration process;

                  (d) Issuance of FLC Common Stock to Capital Raise Investors. FLC shall issue to the Capital Raise Investors an aggregate of 2,500,000 shares of FLC common stock, fully-paid and non-assessable, all of which shall be unregistered;

                  (e) Issuance of FLC Common Stock to Intermediary. FLC shall issue to the Intermediary (as identified in Paragraph 17) 250,000 shares of FLC common stock, fully-paid and non-assessable, all of which shall be unregistered; and

                  (f) Capital Raise. The proceeds of the Capital Raise shall be delivered to FLC at Closing


         10. Procedures After Closing. Following Closing, Fulmer, Fleet, FLC and the FF Shareholders shall, from time to time, execute and deliver such additional instruments, documents, conveyances or assurances and take such other actions as shall be necessary, or otherwise reasonably requested by Newco, to confirm and assure the rights and obligations provided for in this Agreement and render effective the consummation of the transactions contemplated by this Agreement. Similarly, following Closing, Newco shall, from time to time, execute and deliver such additional instruments, documents, conveyances or assurances and take such other actions as shall be necessary, or otherwise reasonably requested by FLC, Fulmer, Fleet and the FF Shareholders, to confirm and assure the rights and obligations provided for in this Agreement and render effective the consummation of the transactions contemplated by this Agreement.


         11.  Survival of Representations; Indemnification.

                  (a)  Survival.

                           (1) As to Paragraph 2. The representations and
warranties in Paragraph 2 of this Agreement shall survive the Closing but shall terminate and be of no further force and effect on the first anniversary of the Closing Date.

                           (2) As to Other Representations. Unless a specific
period is set forth in this Agreement (in which event such specified period shall control), all other covenants and agreements contained in this Agreement shall survive the Closing and remain in effect until waived or fulfilled.

                  (b) Indemnifiable Losses. The term "Indemnifiable Losses" shall mean any and all liabilities, obligations, claims, actions, damages, civil and criminal penalties and fines, out-of-pocket costs and expenses, including any reasonable attorneys' and other professional fees, without duplication, relating to, resulting from or arising out of any breach of any representation, warranty, covenant, agreement or undertaking by the indemnifying party and contained in this Agreement.

                  (c) Indemnification by Fleet. On the terms and subject to the limitations (if any) set forth in this Agreement, Fleet shall indemnify, defend and hold harmless FLC and Newco and each of their respective past, present and future directors, officers, employees, agents and representatives from and against any and all Indemnifiable Losses relating to, resulting from or arising out of any breach of any representation, warranty, covenant, agreement or undertaking by FLC or Fleet contained in this Agreement.

                  (d) Indemnification by Fulmer. On the terms and subject to the limitations (if any) set forth in this Agreement, Fulmer shall indemnify, defend and hold harmless FLC and Newco and each of their respective past, present and future directors, officers, employees, agents and representatives from and against any and all Indemnifiable Losses relating to, resulting from or arising out of any breach of any representation, warranty, covenant, agreement or undertaking by FLC or Fulmer contained in this Agreement.

                  (e) Indemnification by Newco. On the terms and subject to the limitations (if any) set forth in this Agreement, Newco shall indemnify, defend and hold harmless FLC, Fleet and Fulmer and each of their respective past, present and future directors, officers, employees, agents and representatives from and against any and all Indemnifiable Losses relating to, resulting from or arising out of any breach of any representation, warranty, covenant, agreement or undertaking by Newco contained in this Agreement.

                  (f) Indemnification Procedures. In the case of any claim asserted by a third party against a party entitled to indemnification under this Agreement (the "Indemnified Party"), notice shall be given by the Indemnified Party to the party required to provide indemnification (the "Indemnifying Party") promptly after such Indemnified Party has actual knowledge of any claim as to which indemnity may be sought, and the Indemnified Party shall permit the Indemnifying Party (at the expense of such Indemnifying Party) to assume the defense of any claim or any litigation resulting therefrom, provided that (i) counsel for the Indemnifying Party who shall conduct the defense of such claim or litigation shall be reasonably satisfactory to the Indemnified Party, (ii) the Indemnified Party may participate in such defense at such Indemnified Party's expense, and (iii) the omission by any Indemnified Party to give notice as provided herein shall not relieve the Indemnifying Party of its indemnification obligation under this Agreement except to the extent that such omission results in a failure of actual notice to the Indemnifying Party and such Indemnifying Party is materially damaged as a result of such failure to give notice. Except with the prior written consent of the Indemnified Party, no Indemnifying Party, in the defense of any such claim or litigation, shall consent to entry of any judgment or enter into any settlement that provides for injunctive or other nonmonetary relief affecting the Indemnified Party or that does not include as an unconditional term thereof the giving by each claimant or plaintiff to such Indemnified Party of a release from all liability with respect to such claim or litigation. In the event that the Indemnified Party shall in good faith determine that the conduct of the defense of any claim subject to indemnification hereunder or any proposed settlement of any such claim by the Indemnifying Party might be expected to affect adversely the Indemnified Party or its ability to conduct its business, or that the Indemnified Party may have available to it one or more defenses or counterclaims that are inconsistent with one or more of those that may be available to the Indemnifying Party in respect of such claim or any litigation relating thereto, the Indemnified Party shall have the right at all times to take over and assume control over the defense, settlement negotiations or litigation relating to any such claim at the sole cost of the Indemnifying Party, provided that if the Indemnified Party does so take over and assume control, the Indemnified Party shall not settle such claim or litigation without the written consent of the Indemnifying Party, such consent not to be unreasonably withheld. In the event that the Indemnifying Party does not accept the defense of any matter as above provided, the Indemnified Party shall have the full right to defend against any such claim or demand and shall be entitled to settle or agree to pay in full such claim or demand. In any event, the Indemnifying Party and the Indemnified Party shall cooperate in the defense of any claim or litigation subject to this Section and the records of each shall be available to the other with respect to such defense.

         12. Exclusive Remedy. As issuer, FLC has agreed herein to consummate the Capital Raise, complete the Registration and effect the exchange of Fleet and Fulmer shares; however the parties acknowledge that the success of the Capital Raise and the Registration are dependent upon the assistance of others. Accordingly, the parties agree that if the Closing does not occur by reason of the failure of the Capital Raise or the Registration, which failure results from a cause other than the breach of an express representation or covenant set forth herein, then the sole and exclusive remedy of each party shall be to refuse to close the transactions described herein. In such case, each party shall pay those expenses required to be paid by such party pursuant to the remaining terms of this Agreement or such other terms that have been expressly agreed to in writing by the parties, and each party shall have no further remedy.

         13. Legend. All shares of FLC Common Stock to be issued to the FF Shareholders, the Capital Raise investors and the Intermediary identified in Paragraph 17, below, shall bear a legend in substantially the form set forth below:

                  "The securities represented by this certificate have not been registered under the Securities Act of 1933, as amended (the "Act"), and may not be sold, transferred, assigned, made subject to a security interest, mortgaged, pledged, hypothecated or otherwise disposed of unless and until registered under the Act or an opinion of counsel for Company is received that registration is not required under such Act."


         14. Arbitration. Except in the event an equitable remedy or injunction is sought pursuant to this Agreement, any controversy or claim arising out of or relating to this Agreement, or the breach thereof, shall be settled exclusively by arbitration in Orlando, Florida before three arbitrators in accordance with the then current rules of the American Arbitration Association and judgment upon the award rendered may be entered in the highest court of the forum, country or state, having jurisdiction.


         15. Binding Effect; No Assignment. This Agreement shall be binding upon and shall inure to the benefit of the parties to this Agreement and their respective successors and assigns. This Agreement and the Exhibits attached hereto together constitute the entire agreement of the parties with respect to the subject matter of this Agreement and the Exhibits attached hereto and supersedes all prior agreements and understandings relating hereto and thereto. Notwithstanding anything to the contrary, no party may transfer or assign any of its rights or obligations under this Agreement without the prior, written consent of all other parties, which they may withhold in their sole discretion.

         16. Controlling Law. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Florida.


         17. Intermediaries. Each party represents and warrants to the other that it has not dealt with and has no obligation to pay any intermediary's or finder's or other fee or compensation to any person or party in connection with this Agreement and the transactions contemplated by this Agreement other than Atlantis Fund, Ltd., 153 East 57th Street (Suite 15-D), New York, NY 10022, whose fees (250,000 shares of FLC) will be paid by FLC. Each of Fleet and Fulmer, jointly and severally, agrees to indemnify and save Newco harmless from any damages relating to any claim for any such fee or compensation arising out of any act or omission of any of them other than as set forth above, and Newco agrees to indemnify and save each of them harmless from any damages relating to any claim for any such fee or compensation arising out of any act or omission of Newco or arising from the fees of Atlantis Fund, Ltd.


         18. Notices. Any notice, communication, request, reply, or advice (hereinafter severally and collectively called "notice") in this Agreement provided or permitted to be given, made, or accepted by either party to the other must be in writing and shall be given or be served by telex, telecopy, facsimile, registered, certified or other form of mail requiring a return receipt, addressed to the party to be notified, postage prepaid, or by reputable overnight delivery service, or by delivering the same in person to such party and obtaining a receipt for such delivery. Notice deposited in the mail in the manner hereinabove described shall be deemed received on the earlier of the fifth day after day after deposit in the mail or upon receipt, whichever is earlier. Notice sent by reputable overnight courier shall be deemed received on the next day after sending. Notices given by hand delivery shall be deemed received when delivered. Notices may also be sent by facsimile transmission with electronic confirmation, and shall be deemed received on the date sent or the first business day thereafter, if sent after normal business hours or on a non-business day, provided that the sender requests and the receiver sends a return confirmation by facsimile transmission or by mail.

         For purposes of notice, the addresses and facsimile numbers of the parties shall, until notice of any change is provided, be as follows:

To Newco:                                   David Stith, President
                                            1244 Main  Street
                                            Linfield, PA 19468

                                            Facsimile: (610) 495-8417


With required copy to:                      Kenneth J. Fleisher, Esq.
                                            Zarwin, Baum, DeVito, Kaplan,
                                            O'Donnell and Schaer, P.C.
                                            1515 Market Street, Suite 1200
                                            Philadelphia, PA 19102

                                            Facsimile: (215) 569-1606


To Fleet or any Fleet:                      c/o Mack Fulmer, President
Shareholder:                                119 Gatlin Avenue
                                            Orlando, FL  32806

                                            Facsimile: (407) 240-1715

With copy to:                               Paul Sexton
                                            Williams, Wilson & Sexton
                                            215 South Monroe Street, Suite 600
                                            Tallahassee, FL 32301

                                            Facsimile: (850) 224-0099


To Fulmer or any Fulmer                     c/o Zack G. Fulmer, Sr.
Shareholder:                                1895 90th Avenue
                                            Vero Beach, FL  32966

                                            Facsimile: (561) 569-0758

With copy to:                           Alan S. Polackwich, Sr., Esq.
                                        Clem, Polackwich, Vocelle & Berg, L.L.P.
                                        3333 - 20th Street
                                        Vero Beach, FL 32960-2469

                                        Facsimile: (772) 562-2870

To Fleet or any Fleet
Shareholder, to Fulmer or any
Fulmer Shareholder, and/or to
FLC, with a copy to:                    Robert R. Donato
                                        Robert R. Donato, Esq., P.C.
                                        222 West Coleman Blvd.
                                        Mt, Peasant, SC 29464

                                        Facsimile: (843) 529-9899


Notice only to counsel shall not constitute good notice under this Agreement.


         19. Further Assurances. Each of the parties to this Agreement shall use such party's commercially reasonable efforts to take such actions as may be necessary or reasonably requested by the other parties to this Agreement to carry out and consummate the transactions contemplated by this Agreement.


         20. Expenses. Except as provided in Paragraph 17 regarding the intermediary's fees which shall be paid solely by FLC, and as to Registration Expenses to be paid by Newco, each of the parties to this Agreement shall bear such party's own expenses and attorneys' fees in connection with the negotiation and preparation of this Agreement and the transactions contemplated by this Agreement. This provision shall not operate to limit any damages due to breach by another party.


         21. Counterparts. This Agreement may be executed in any number of counterparts, each of which will be deemed an original but all of which shall constitute one and the same instrument.

         22. Headings. The headings preceding the text of the paragraphs of this Agreement are inserted for convenience of reference only and shall not constitute a part of this Agreement, nor shall they affect its meaning, construction or effect.


         23. Amendments, Waivers. Any changes, amendments, waivers or additions to this Agreement, must be made in writing by the parties to this Agreement in order to be effective. The failure of any party hereto to enforce at any time any provision of this Agreement shall not be construed as a waiver of such provision nor in any way to affect the validity of this Agreement or any part hereof or the right of any party thereafter to enforce each and every such provision strictly in accordance with its terms. No waiver of any breach of this Agreement shall be held to constitute a waiver of any other or subsequent breach.


         24. Invalidity. Should any provision of this Agreement be held by a court or arbitration panel of competent jurisdiction to be enforceable only if modified, such holding shall not affect the validity of the remainder of this Agreement, the balance of which shall continue to be binding upon the parties to this Agreement with any such modification to become a part hereof and treated as though originally set forth in this Agreement.

         25. Interpretation. No provision of this Agreement shall be construed against a party because such party or its attorney may have been the draftsman thereof.

         IN WITNESS WHEREOF, the parties have executed and delivered this Agreement on the date first written above.

NEWCO CORP.                                       FLEET GLOBAL SERVICES, INC.


BY:_________________________________(SEAL)        BY:_____________________(SEAL)
Its:________________________________              Its:____________________





ATTEST:_____________________________(SEAL)        ATTEST:_________________(SEAL)
Its:________________________________              Its:____________________



FULMER BROTHERS, INC.



BY:_________________________________(SEAL)
Its:________________________________




ATTEST:_____________________________(SEAL)
Its:________________________________

Each of the undersigned, being all of the Fleet Shareholders and Fulmer Shareholders and intending to be legally bound, joins in this Agreement for the purpose of confirming his agreement to be bound by the terms of and/or the representations, warranties, indemnities, obligations, agreements, or covenants contained in each of paragraphs, 9(b), 14, 16, or 18 of this Agreement and applicable to such shareholder.

______________________                                __________________________

______________________                                __________________________

______________________                                __________________________

______________________                                __________________________

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOFARM, INC.                               /s/ David R. Stith
(Registrant)                                ------------------------------------
                                            David R. Stith
                                            President


Dated: June 14, 2002                        /s/ Allan Esrine
                                            ------------------------------------
                                            Allan Esrine
                                            Vice President