Form 10QSB
period 2002-07-31
BIOFARM INC
filed 2002-09-12
CIK 888702

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
         [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
                  July 31, 2002

         [   ]    Transition report pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

      For the transition period from                     to
                                     -------------------    ----------------


                         Commission File Number 0-20317

                                 --------------

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

                                 --------------

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

         The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of August 31, 2002, was 4,972,545.


--------------------------------------------------------------------------------

                                  BIOFARM, INC.

                                   Form 10-QSB


                                      INDEX


PART I   FINANCIAL INFORMATION

                                                                                       Page
                                                                                       ----
Item 1.           Financial Statements (Unaudited)
                  Consolidated Balance Sheets                                           F-1
                           July 31, 2002 and October 31, 2001

                  Consolidated Statements of Operations -Nine months ended              F-2
                           July 31, 2002 and 2001

                  Consolidated Statements of Operations - Three months ended            F-3
                           July 31, 2002 and 2001

                  Consolidated Statements of Changes in Stockholders' Equity            F-4

                  Consolidated Statements of Cash Flows - Nine months ended             F-5
                           July 31, 2002 and 2001

                  Notes to Financial Statements                                         F-6

ITEM 2.  Management's Discussion and Analysis or Plan of Operation                        2



PART II  OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds                               3

Item 5.           Other Information                                                       3

Item 6.           Exhibits and Reports on Form 8-K                                        3

                  Signatures                                                              4

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS
                                  BIOFARM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                  ASSETS

                                                                            July 31,          October 31,
                                                                              2002               2001
                                                                           (Unaudited)         (Audited)
                                                                          ------------       ------------
CURRENT ASSETS
 Cash and cash equivalents                                                $         38
 Subscriptions receivable and accrued interest                                 381,796       $    465,200
                                                                          ------------       ------------
   Total current assets                                                        381,834            465,200

OTHER ASSETS
 Notes receivable                                                               23,875              4,000
 Advances to affiliated companies                                                  932             56,864
                                                                          ------------       ------------
   Total other assets                                                           24,807             60,864
                                                                          ------------       ------------

   Total Assets                                                           $    406,641       $    526,064
                                                                          ============       ============

                                   LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
 Accounts payable                                                         $     46,746       $     37,278
 Accounts payable, related party                                                 5,000                -
                                                                          ------------       ------------
   Total current liabilities                                                    51,746             37,278

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock, $.001 par value; 5,000,000
   shares authorized, none issued
 Common stock, $.001 par value; 25,000,000
   shares authorized; 4,972,930 shares issued and
   4,972,545 shares outstanding in 2002 and 4,671,930
   shares issued and 4,671,545 shares outstanding in 2001                        4,973              4,672
 Additional paid-in capital                                                 17,083,956         17,084,257
 Accumulated deficit                                                       (16,733,047)       (16,599,156)
                                                                          ------------       ------------
                                                                               355,882            489,773
 Less treasury stock, at cost, 385 shares                                         (987)              (987)
                                                                          ------------       ------------
   Total Stockholders' equity                                                  354,895            488,786
                                                                          ------------       ------------

   Total Liabilities and Stockholders' Equity                             $    406,641       $    526,064
                                                                          ============       ============







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                           BIOFARM, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)



                                                                        Nine Months Ended July 31,
                                                                        --------------------------
                                                                            2002          2001
                                                                            ----          ----
Revenue
 Interest                                                                $   11,896    $   17,233
                                                                         ----------    ----------
                                                                             11,896        17,233

General and administrative expenses                                          73,798        91,529
Write-off of advances to affiliates                                          71,989           -
                                                                         ----------    ----------
                                                                            145,787        91,529

NET LOSS                                                                 $ (133,891)   $  (74,296)
                                                                         ==========    ==========


Basic loss per common share                                              $    (0.03)   $    (0.02)
                                                                         ==========    ==========

Weighted-average number of common shares
 outstanding                                                              4,750,792     4,405,026
                                                                         ==========    ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                             BIOFARM, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)



                                                                          Three Months Ended July 31,
                                                                          ---------------------------
                                                                             2002            2001
                                                                             ----            ----
Revenue
 Interest                                                                 $    3,699      $    5,040
                                                                          ----------      ----------
                                                                               3,699           5,040

General and administrative expenses                                           28,355          50,219
Write-off of advances to affiliates                                           71,989             -
                                                                          ----------      ----------
                                                                             100,344          50,219

NET LOSS                                                                  $  (96,645)     $  (45,179)
                                                                          ==========      ==========


Basic loss per common share                                               $    (0.02)     $    (0.01)
                                                                          ==========      ==========

Weighted-average number of common shares
 outstanding                                                               4,869,887       4,460,300
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

                                                      BIOFARM, INC.
                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                       (Unaudited)






                                 Shares
                                   of                             Additional                                     Total
                                 Common          Common            Paid-In      Accumulated      Treasury    Stockholders'
                                  Stock          Stock             Capital        Deficit          Stock         Equity
                               ---------         ------          -----------   ------------       -------      ---------
Balance, November 1, 2000      4,376,930         $4,377          $17,084,552   $(16,441,272)       $(987)      $ 646,670

Issuance of common stock         295,000            295                 (295)        -               -              -

Cancellation of stock
 subscription agreements            -               -               (475,000)        -               -          (475,000)

Issuance of stock
 subscription agreements            -               -                475,000         -               -           475,000

Net loss                            -               -                   -          (157,884)         -          (157,884)
                               ---------         ------          -----------   ------------        -----       ---------

Balance, October 31, 2001      4,671,930          4,672           17,084,257    (16,599,156)        (987)        488,786

Issuance of common stock         301,000            301                 (301)        -               -              -

Net loss                            -               -                   -          (133,891)         -          (133,891)
                               ---------         ------          -----------   ------------        -----       ---------

Balance, July 31, 2002         4,972,930         $4,973          $17,083,956   $(16,733,047)       $(987)      $ 354,895
                               =========         ======          ===========   ============        =====       =========







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                               BIOFARM, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)



                                                                             Nine Months Ended July 31,
                                                                             --------------------------
                                                                            2002                   2001
                                                                            ----                   ----
OPERATING ACTIVITIES
 Net loss                                                                 $(133,891)             $(74,296)
 Adjustments to reconcile net loss to cash
  utilized by operating activities:
    Write-off of advances to affiliates                                      71,989                   -
    Changes in:
      Accounts payable                                                       14,468                14,496
      Subscription accrued interest                                         (11,896)              (17,232)
                                                                          ---------              --------

 Net cash utilized by operating activities                                  (59,330)              (77,032)

INVESTING ACTIVITIES
 Advances to affiliates                                                     (35,932)              (73,599)
                                                                          ---------              --------

 Net cash utilized by investing activities                                  (35,932)              (73,599)

FINANCING ACTIVITIES
 Payments of subscriptions receivable                                        95,300               149,250
                                                                          ---------              --------

 Net cash provided by financing activities                                   95,300               149,250
                                                                          ---------              --------

     INCREASE (DECREASE) IN CASH                                                 38                (1,381)

Cash, beginning of period                                                       -                   2,192
                                                                          ---------              --------

Cash, end of period                                                       $      38              $    811
                                                                          =========              ========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

  On February 13, 2002, the Company terminated its relationship with Artwork and Beyond, Inc. resulting in reduction of investments in unregistered companies of $19,875. As a consequence, the Company received a $19,875 promissory note from an unaffiliated partnership.










              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 2002 AND 2001



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization
     ------------

     Biofarm, Inc. (formerly Global Spill Management, Inc.) was incorporated in June, 1991 to acquire, operate and develop environmental contracting and consulting companies and related businesses. All operating companies were disposed of or sold in prior years.

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

     Advances to Affiliates
     ----------------------

     The Company periodically makes advances to affiliated companies to fund certain start-up expenses for which it expects to be repaid. The Company evaluates the collectibility of these advances quarterly in order to determine if advances made need to be written-off.

     Income taxes
     ------------

     Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

     Loss per common share
     ---------------------

     The Company adopted SFAS No. 128, "Earnings Per Share" ("EPS"), which provides for the calculation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the income (loss) of the Company. There is no difference in basic and diluted EPS for the nine and three months ended July 31, 2002 and 2001 since there are no potentially dilutive securities outstanding for either period presented.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 2002 AND 2001



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

     On October 31, 2001 the Company cancelled the remaining unpaid promissory notes. On October 31, 2001, the Company received 5 new promissory notes from unrelated individuals for the purpose of subscribing to purchase a total of 950,000 shares of Common Stock for a total of $475,000. The original due date on the notes was extended to October 31, 2002. The notes are payable, with interest at 4% on or before October 31, 2002. Through July 31, 2002, a total of $95,300 of these promissory notes have been collected by the Company.


NOTE C - INCOME TAXES

     The Company has deferred tax assets of approximately $4,200,000 as of July 31, 2002, related to net operating loss carryforwards ("NOL"), which have yet to be utilized. As a result of the sale of the Company's operating subsidiaries and the issuance of additional shares of common stock, the amount of the NOL of approximately $11,600,000 may be limited. Also, the utilization of these losses, if available, to reduce the future income taxes will depend upon the generation of sufficient taxable income prior to the expiration of the NOL. Therefore, at July 31, 2002 and October 31 2001, the Company has established a 100% valuation allowance against the deferred tax assets as the likelihood of recognizing this benefit cannot be certain. The net operating losses will expire in various years through June, 2021.


NOTE D - PROPERTY

     The Company owns a property located in Camden, New Jersey, which is carried at zero value. The Company intends to offer such property for sale upon the resolution of certain environmental issues.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 2002 AND 2001



NOTE E - SUBSCRIPTION AGREEMENTS

     Effective April 30, 2001, the Company entered into a Subscription Agreement with Paragon Sports Group, Inc. (Paragon), pursuant to which the Company subscribed for 800,000 shares of Paragon common stock. Paragon's registration statement was declared effective on January 14, 2002. Paragon did not retain a broker-dealer to sell the additional 400,000 shares of Paragon common stock being offered for sale pursuant to the registration statement. Paragon stated in the registration statement that the management of Paragon would be responsible for the sale of the 400,000 shares. Paragon withdrew its registration statement subsequent to April 14, 2002. Currently, the Company does not believe that Paragon's management has demonstrated any ability to cause Paragon to become a public entity, either in the United States or abroad. Accordingly, the Company has elected to write-off in full its investment of $71,989 in Paragon.

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


NOTE F - RELATED PARTY TRANSACTIONS

     An aggregate of $5,000 of accounts payable at July 31, 2002 represents payments made on behalf of Paragon that were made by an officer of the Company.


NOTE G - NOTES RECEIVABLE

     On February 13, 2002, the Company terminated its relationship with Artwork and Beyond, Inc. As a consequence, the Company received a non-interest bearing promissory note in the amount of $19,875 from an unaffiliated partnership, upon payment of which the Company will have recouped its entire investment. The due date of the note has been extended to October 31, 2002. The company also has a non-interest bearing promissory note in the amount of $4,000 due from an unaffiliated individual. This note has no stated due date.


NOTE H - ADDITIONAL ISSUANCE OF COMMON SHARES

     On February 19, 2002, the Company issued 174,600 shares of its authorized, unissued common stock in exchange for the collection of $87,300 in subscriptions receivable. The par value of these shares was removed from additional paid-in capital and credited to common stock.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 2002 AND 2001



NOTE H - ADDITIONAL ISSUANCE OF COMMON SHARES (Continued)

     On July 15, 2002 the Company issued 126,400 shares of its authorized, unissued common stock in exchange for the collection of $63,200 in subscriptions receivable. The par value of these shares was removed from additional paid-in capital and credited to common stock.


NOTE I - SUBSEQUENT EVENT

     On August 31, 2002, the Company entered into an Exchange Agreement with the shareholders of United Currency Group, Inc. (UCGI). Upon the receipt of audited financial statements of UCGI satisfying Regulation S-X, The Company will issue an aggregate of 6,500,000 shares in exchange for 100% of the issued and outstanding shares of capital stock of UCGI. Giving effect to the collection of all subscriptions receivable and the issuance of shares to the named intermediary in the UCGI transaction, the Company will have a total of 12,750,000 shares of common stock outstanding.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The Company may today be fairly characterized as a non-operating "shell" corporation. Therefore, there is no need for discussion herein of prior results of operations, of year-to-date operating results and comparisons, and of liquidity and capital resources. As of the date hereof, the Company is able to meet its obligations as they mature, which obligations consist exclusively of legal, accounting and miscellaneous expenses normally incurred by any public entity. As of August 31, 2002, the Company has outstanding subscriptions receivable of $365,100, all of which are deemed to be collectible.

Reference is made to Item 5 of Part II of this Form 10-QSB for information concerning disclosures deemed necessary by the Company. The information contained in such Item impacts significantly upon the response to this Item 2 of
Part I.

                                     PART II

                                OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On July 15, 2002, the Company issued an aggregate of 126,400 shares of its Common Stock (par value $.001 per share) in one private transaction. Such shares were issued in exchange for the receipt by the Company of subscription receivable payments in the amount of $63,200. None of such 126,400 shares was publicly offered. All of such 126,400 shares were issued to (ITI) Glendale, Inc., a New York corporation. Such 126,400 shares were issued pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The certificate representing such 126,400 shares was legended to prevent the transfer thereof and appropriate stop transfer instructions were given the Transfer Agent. The proceeds of $63,200 were added to the working capital of the Company.

Item 5. Other Information

(The responses to this Item, not previously reported in a report on Form 8-K, are intended to comply in all respects with the reporting requirements of Form 8-K. However, a report on Form 8-K will be filed within sixty days of the date of the closing of the transaction referred to herein to satisfy Item 7 of Form 8-K as to the filing of required financial statements.)

Effective as of August 31, 2002, the Company entered into an Exchange Agreement to acquire 100% of the issued and outstanding shares of capital stock of United Currency Group, Inc. (UCGI). None of the several shareholders of UCGI had or has any relationship of any kind with the Company or with any affiliate of the Company. The assets of UCGI consist principally of net quick assets used in the conduct of its operations. The Company's cost of acquisition of such 100% of UCGI is the Company's obligation to issue an aggregate of 6,500,000 shares of Common Stock (par value .001 per share) of the Company to the shareholders of UCGI. Closing of the transaction is to occur simultaneously with the receipt of the audited financial statements of UCGI (and their acceptability to the management of the Company). At closing, the Company will have a maximum aggregate of 12,750,000 shares of its Common Stock issued and outstanding, of which 6,250,000 will be owned by the existing shareholders of the Company. Upon receipt of audited financial statements of UCGI, a special meeting of the shareholders of the Company will be held pursuant to a Proxy Statement to be filed pursuant to Section 14(a) of the 1934 Act. At such meeting, the shareholders of the Company will be asked to elect nominees of UCGI to the Board of Directors of the Company and to change the name of the Company. The record date for the determination of shareholders entitled to vote at such meeting will be fixed by the Board of Directors. The Exchange Agreement referenced herein is attached as an Exhibit to this Form 10-QSB filing.

Item 6. Exhibits and Reports on Form 8-K

         a)   Exhibits

              10.1 Exchange Agreement, dated August 31, 2002, by and among the
                   Company, United Currency Group, Inc., and the several shareholders of the latter.

         b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOFARM, INC.                              /s/
(Registrant)                               -------------------------------------
                                           David R. Stith
                                           President


Dated: September 12, 2002                  /s/
                                           -------------------------------------
                                           Allan Esrine
                                           Vice President