Form 10KSB
period 2002-10-31
BIOFARM INC
filed 2003-01-27
CIK 888702

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended October 31, 2002

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

                                   ----------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or my amendment to this Form 10-KSB [ ].

            State issuer's revenues for its most recent fiscal year:

                                    $15,545

         As of December 31, 2002, 4,972,545 shares of Common Stock ($.001 par value) were issued and outstanding. The aggregate market value of the Common Stock held by non-affiliates was approximately $4,846,847 determined by the closing bid price on that date based upon 4,616,045 shares owned by non-affiliates.


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

ACQUISITIONS OF IDEAL 4X CORPORATION AND CURRENCY CHARTING CORP.
----------------------------------------------------------------

         Reference is made to Forms 8-K, filed on October 31 and November 15, 2002, and to the press release issued by the Company dated January 6, 2003, for information concerning the agreement entered into by the Company to acquire 100% of the capital stock of Ideal 4X Corporation (Ideal) and the term sheet entered into by the Company to acquire 100% of the capital stock of Currency Charting Corp. (CCC). The acquisition of Ideal is intended to transform the Company from a non-operating "shell" corporation into an entity engaged in providing a trading platform enabling day traders, banks and financial institutions to trade in currency transactions through an electronic platform. The proposed acquisition by the Company of CCC will, when consummated, provide the tools for currency traders to use technical indicators to establish trading positions. The Company is acquiring Ideal for an aggregate of 3,500,000 shares of Common Stock, which shares will be issued at such time as Ideal completes a $2 million capital raise and provides the Company with independent valuations of the Ideal platform and the carrying value of the Company's shares. The Company requires such information from Ideal to be able to permit the Company's management to prepare consolidated financial statements of the Company and Ideal. The acquisition of CCC requires payment of the sum of $350,000 from the proceeds of the Ideal capital raise of $2 million and a similar valuation for financial reporting purposes of the shares of the Company's Common Stock (2,300,000) to be issued to the shareholders of CCC. On January 21, 2003, the Company and the shareholders of CCC entered into a definitive acquisition agreement. David A. Appell, Esq., President and founder of Ideal, was designated a Vice President of the Company for the specific purpose of negotiating and executing the contract between the Company and the shareholders of CCC.


ACQUISITION OF MINORITY INTEREST IN SHARES OF FULMER LOGISTICS CORPORATION
--------------------------------------------------------------------------

         Reference is made to Item 5 of Part II of Form 10-QSB filed by the Company on June 14, 2002 (for the second quarter ended April 30, 2002) for information concerning the agreement entered into by a subsidiary of the Company to acquire an aggregate of 2,500,000 shares of Fulmer Logistics Corp. (FLC), including the terms thereof and the intended distribution of certain of such shares to the shareholders of the Company. The subsidiary and FLC are now negotiating revisions to the agreement to eliminate conditions precedent to the filing of a Registration Statement with the SEC to permit the distribution of such shares.

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

Item 3.  Legal Proceedings
         -----------------

         On October 29, 2001, Suisse Capital Complex, Inc. commenced an action in the United States District Court (SDNY) against the Company seeking the issuance of shares of Common Stock of the Company pursuant to a Debenture allegedly issued by the Company to plaintiff dated December 1, 1998. On December 13, 2002, the Company's motion to dismiss the complaint and for summary judgment was submitted to the Court without opposition. On January 15, 2003, the Company's motion was granted and a judgment to that effect is being prepared by the Company for filing with the Court.

         (Reference is made to Item 1 of Part II of Form 10-QSB filed by the Company on June 14, 2002 (for the second quarter ended April 30, 2002) for information concerning an action commenced against the Company by Hermes Kreditversicherungs A.G.).


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         Inapplicable


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
         --------------------------------------------------------

         On July 29, 1992, the Company's Common Stock commenced quotation on the NASDAQ Small Cap Market (NASDAQ) under the symbol GSMI. (The symbol was changed to GEGI coincident with the May 13, 1996, Amendment to the Articles of Incorporation, and to BIOF on June 18, 1998.) The following table sets forth the reported high and low bid and high and low asked quotations for the Company's Common Stock for the period November 1, 2000, to December 31, 2002. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions.



                                                           Closing                                  Closing
                            High Bid        Low Bid         Bid        High Ask        Low Ask        Ask
     2000
Oct 1 - Dec 31               1.0625         0.3750         0.5313       1.0938         0.4375        0.5938

     2001
Jan 1 - Mar 31               0.9375         0.4375         0.5000       1.0000         0.4688        0.5625
Apr 1 - Jun 30               0.7300         0.3500         0.4100       0.7500         0.4000        0.6000
Jul 1 - Sep 30               0.7500         0.2200         0.7000       0.8250         0.3000        0.8000
Oct 1 - Dec 31               1.2600         0.5500         0.8200       1.3000         0.5700        0.9300

     2002
Jan 1 - Mar 31               1.0000         0.5700         0.8000       1.0500         0.7500        0.9400
Apr 1 - Jun 30               1.2000         0.6900         0.8200       1.2500         0.7500        1.0200
Jul 1 - Sep 30               1.2800         0.6100         1.2200       1.3100         0.9000        1.2500
Oct 1 - Dec 31               2.1000         1.0100         1.0500       2.2500         1.0900        1.1500

-------
   On January 24, 2003, the closing bid and asked prices were $1.20 and $1.40, respectively.


         On November 27, 1996, the Company's Common Stock was delisted from trading on NASDAQ. On April 17, 1997, the Company's Common Stock commenced trading on the OTC Electronic Bulletin Board. Such delisting was prompted by the Company's inability to file a timely Form 10-K with audited financials for the fiscal year ended June 30, 1996. Having been delisted, the Company is now required to meet NASDAQ standards applicable to an initial listing application. Presently, such criteria include $4 million in total assets, $2 million in capital and surplus, $1 million market value of the public float and a minimum bid price of $3 per share. There can be no assurance that the Company's Common Stock will be included on NASDAQ even if such initial listing requirements are satisfied, or that thereafter the requirements for continuous listing will continue to be met. In any such event, the Company's Common Stock would continue to be traded on the OTC Electronic Bulletin Board, in which event a shareholder may find it more difficult to dispose of (or to obtain accurate quotations as to the price of) the Company's Common Stock. The Company has been advised by the OTC Bulletin Board that the Company is eligible to seek listing on the new NASDAQ Bulletin Board Exchange expected to be operational in 2003.

         On February 19, 2002, the Company issued an aggregate of 174,600 shares ("Shares") of its Common Stock (par value $.001 per share) to an unaffiliated person in exchange for the payment by such person of the sum of $87,300 in subscriptions receivable. On July 15, 2002, the Company issued an aggregate of 126,400 shares ("Shares") of its Common Stock to an unaffiliated person in exchange for the payment by such person of the sum of $63,200 in subscriptions receivable. There were no fees, discounts or commissions payable by the Company in either transaction. The Shares were issued pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The Shares were issued in a transaction not involving any public offering. The certificates representing such Shares are affixed with a restrictive legend preventing the transfer thereof and are the subject of appropriate stop transfer instructions. Subsequent to the issuance of such Shares, the Company received the additional sum of $30,700 in payment of subscriptions receivable prior to December 31, 2002, for which additional shares have not yet been issued. Of such $30,700, $5,600 was received prior to October 31, 2002, and $25,100 was received between November 1 - December 31, 2002. Additionally, the Company received the sum of $19,875 from an unaffiliated person to permit the Company to recoup in full its investment in Artwork and Beyond, Inc. No shares have been issued for such repayment. Therefore, the Company has received an aggregate of $415,800 in subscriptions receivable payments since the receipt of a maximum of $750,000 thereof on October 31, 1999.

         As of the date hereof there were 4,972,545 shares of Common Stock validly issued and outstanding. The aggregate of 1,085,000 shares of Common Stock issued pursuant to two improperly filed Form S-8 filings are not deemed to be validly issued, fully paid and non-assessable because such shares were not registered for public sale, were issued without consideration and were not authorized for issuance by the Board of Directors. There were a total of approximately 600 holders of record as of December 31, 2002. The Company believes, based upon available information, that there are in excess of 1,000 beneficial owners of the Company's Common Stock. No shares of the Company's authorized Preferred Stock have ever been issued.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

         The Company having disposed of all its operations, may today be fairly characterized as a non-operating "shell" corporation. Therefore, there is no need for discussion herein of prior results of operations, of year-to-date operating results and comparisons, and of liquidity and capital resources. As of the date hereof, the Company is able to meet its debts as they mature, which obligations consist exclusively of legal, accounting and miscellaneous expenses payable by any public company. The Company has outstanding subscriptions receivable of $364,900 as of October 31, 2002, all of which are due and deemed to be collectible prior to July 31, 2003. Assuming collection of its notes receivable, the Company will have available cash and no liabilities. Current payables consist solely of professional fees and office overhead expenses. Because current accounting rules require that subscriptions receivable for capital stock are deemed to be reductions in equity until such subscriptions are actually paid, the $364,900 in subscriptions receivable do not appear as an asset on the October 31, 2002, consolidated balance sheets.

         The completion of the acquisition of Ideal (see Item 1 hereof) and of the proposed acquisition of CCC, will transform the Company into an operating entity engaged in the business of providing a platform for currency traders. The capital required to permit the Company to engage in such business is expected to be derived from a private placement of $2 million now being undertaken by Ideal. The Company believes that the successful completion of such $2 million capital raise will provide sufficient capital to enable the Company to be successful in its new business venture. However, it should be noted that, the more successful the proposed business is, the more capital is required to enhance the business. The Company believes that the success of the business will be reflected in the price of its Common Stock; and that an increase in such price will provide flexibility in obtaining additional financing.

Item 7.  Financial Statements
         --------------------

         Consolidated Financial Statements and supplementary financial information specified by this Item 7 are presented following Item 13 in Part III of this report.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure

         Inapplicable


                                    PART III

Item 9. Directors, Executive Officers, Promotors and Control Persons; Compliance with Section 16(a) of the Exchange Act
        ------------------------------------------------------------------------

         The executive officers, directors and key personnel of the Company are as follows: (the information set forth hereunder is as of the October 31, 2002, end of the fiscal period). Each of the four persons named below occupied the office set forth opposite his/her name from November 15, 1996, until October 5, 1998, and resumed the occupancy of such office on October 31, 1999.

Name                                     Age           Positions held with the Company
----                                     ---           -------------------------------
David R. Stith                           73            President and Director

Herbert S. McDonald                      66            Director

Allan Esrine                             74            Principal Financial Officer and Director

Desiree L. Pierson                       40            Secretary


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

Item 10. Executive Compensation
         ----------------------

         None of the present three directors and officers of the Company has received any remuneration of any kind (including reimbursement of expenses) during the period October 31, 2001, through October 31, 2002. Desiree L. Pierson, Secretary, has received the sum of $500 per month (plus accountable expenses) for services rendered to the Company on a part-time basis.

Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

         The following table sets forth certain information with regard to the beneficial ownership of outstanding shares of Common Stock by (i) each person known by the Company to own beneficially five (5%) percent or more of the outstanding shares of the Company's Common Stock; (ii) each director and executive officer individually; and (iii) all executive officers and directors of the Company as a group:

                                         Number of Shares of
Name and Address                         Common Stock                           Percentage (%) of
Of Beneficial Owner                      Beneficially Owned (1)                 Class Outstanding (2)
--------------------                     ----------------------                 ---------------------
David R. Stith                                  86,500                                     1.74
Herbert S. McDonald                             70,000                                     1.41
Allan Esrine                                   200,000                                     4.02

Directors and Officers                         356,500                                     7.17
  as a Group (3 persons)

---------------

(1) Beneficial ownership as reported in the table above has been determined in accordance with Instruction (4) to Item 403 of Regulation S-B of the Securities Exchange Act.

(2) Percentage of class based upon 4,972,545 shares of Common Stock outstanding on October 31, 2002.

Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

         Inapplicable

Item 13. Exhibits and Reports on Form 8-K
         --------------------------------

         (a) 1. All financial statements - see index to Consolidated Financial Statements on page F-1.

              2. Exhibits - see Exhibits below.

         (b) The following Exhibits (incorporated herein by reference) are applicable to the period subsequent to the filing of Form 10-KSB for the fiscal year ended October 31, 2001, and prior to the filing date hereof:

         A. Form 10-KSB, for the fiscal year ended October 31, 2001, filed on January 29, 2001

         B. Form 10-QSB, for the first quarter ended January 31, 2002, filed on March 14, 2002

         C. Form 10-QSB, for the second quarter ended April 30, 2002, filed on June 14, 2002

         D. Form 10-QSB, for the third quarter ended July 31, 2002, filed on September 12, 2002

         E. Forms 8-K, filed on October 31 and November 15, 2002, relating to the agreement to acquire 100% of the capital stock of Ideal 4X Corporation and to the cancellation of the agreement to acquire certain assets of United Currency Group, Inc.

         F. Press release, dated January 6, 2003, relating to the proposed acquisition by the Company of 100% of the capital stock of Currency Charting Corp.

         G. Agreement, dated January 21, 2003, to acquire 100% of the capital stock of Currency Charting Corp.

                                  BIOFARM, INC.

                            OCTOBER 31, 2002 AND 2001

                                TABLE OF CONTENTS




                                                                    Page

Independent Auditors' Report...................................      F-2

Consolidated Financial Statements

     Balance Sheets............................................      F-3

     Statements of Operations..................................      F-4

     Statements of Changes in Stockholders' Equity.............      F-5

     Statements of Cash Flows..................................      F-6

     Notes to Consolidated Financial Statements................      F-7 - F-10

                          Independent Auditors' Report


The Stockholders and Board of Directors
Biofarm, Inc.
Linfield, Pennsylvania


         We have audited the accompanying consolidated balance sheets of Biofarm, Inc. as of October 31, 2002 and 2001 and the related consolidated statements of operations, changes in Stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biofarm, Inc. as of October 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                                          ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
January 2, 2003 except as to
Note J, as to which the date
is January 21, 2003

                                  BIOFARM, INC.
                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 2002 AND 2001

                                     ASSETS

                                                                              2002             2001
                                                                              ----             ----
CURRENT ASSETS
  Cash                                                                          $ 363
                                                                          ------------
  Total current assets                                                            363

OTHER ASSETS
  Note receivable                                                               4,000         $ 4,000
  Accrued interest receivable                                                  15,545               -
  Investment in unregistered company                                                -          36,989
  Advances to developing companies                                                932          19,875
                                                                          ------------     -----------
  Total other assets                                                           20,477          60,864
                                                                          ------------     -----------

  Total Assets                                                               $ 20,840        $ 60,864
                                                                          ============     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                           $ 94,803        $ 37,278
                                                                          ------------     -----------
  Total current liabilities                                                    94,803          37,278

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; 5,000,000
  shares authorized, none issued
Common stock, $.001 par value; 25,000,000
  shares authorized, 4,972,930 shares issued
  and 4,972,545 outstanding in 2002 and 4,671,930
  shares issued and 4,671,545 shares outstanding in 2001                        4,973           4,672
Additional paid-in capital                                                 17,083,956      17,084,257
Accumulated deficit                                                       (16,797,005)     16,599,156)
Stock subscription receivable (including $64,900 in 2002 and
  $165,200 in 2001 from related parties)                                     (364,900)       (465,200)
                                                                          ------------     -----------
                                                                              (72,976)         24,573
Less treasury stock, at cost, 385 shares                                         (987)           (987)
                                                                          ------------     -----------
  Total Stockholders' equity                                                  (73,963)         23,586
                                                                          ------------     -----------

  Total Liabilities and Stockholders' Equity                                 $ 20,840        $ 60,864
                                                                          ============     ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEARS ENDED OCTOBER 31, 2002 AND 2001



                                                                              2002             2001
                                                                              ----             ----
Revenue
   Interest                                                               $   15,545           20,218
                                                                          -----------      -----------
                                                                              15,545           20,218

Expenses
  Write-off investment in unregistered company                                71,989                -
  Write-off of uncollectible accrued interest receivable                           -           49,095
  General and administrative expenses                                        141,405          129,007
                                                                          -----------      -----------

        Total expenses                                                       213,394          178,102
                                                                          -----------      -----------

         NET LOSS                                                         $ (197,849)      $ (157,884)
                                                                          ===========      ===========


Basic loss per common share                                               $    (0.04)         $ (0.04)
                                                                          ===========      ===========

Weighted-average number of common shares                                   4,829,970        4,472,300
  outstanding                                                             ===========      ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      YEARS ENDED OCTOBER 31, 2002 AND 2001

                                      Shares
                                        of                       Additional                                               Total
                                      Common        Common        Paid-In      Accumulated    Subscription   Treasury  Stockholders'
                                       Stock         Stock        Capital        Deficit       Receivable     Stock       Equity
                                   -------------  -----------  -------------  --------------  -------------  --------  -------------
Balance, November 1, 2000             4,376,930   $    4,377   $ 17,084,552   $ (16,441,272)  $   (653,251)  $  (987)  $     (6,581)

Issuance of Common Stock                295,000          295           (295)              -              -         -              -

Cancellation of stock
  subscription agreements                     -            -       (475,000)              -        475,000         -              -

Issuance of stock
  subscription agreements                     -            -        475,000               -       (475,000)        -              -

Payments collected on
  subscription receivable                     -            -              -               -        163,051         -        163,051

Payments collected on subscription
  receivable from related party               -            -              -               -         25,000         -         25,000

Net loss                                      -            -              -        (157,884)             -         -       (157,884)
                                   -------------  -----------  -------------  --------------  -------------  --------  -------------

Balance, October 31, 2001             4,671,930        4,672     17,084,257     (16,599,156)      (465,200)     (987)        23,586

Issuance of Common Stock                301,000          301           (301)              -              -         -              -

Payments collected on subscription
  receivable from related party               -            -              -               -        100,300         -        100,300

Net loss                                      -            -              -        (197,849)             -         -       (197,849)
                                   -------------  -----------  -------------  --------------  -------------  --------  -------------

Balance, October 31, 2002             4,972,930   $    4,973   $ 17,083,956   $ (16,797,005)    $ (364,900)    $(987)     $ (73,963)
                                   =============  ===========  =============  ==============  =============  ========  =============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED OCTOBER 31, 2002 AND 2001


                                                                              2002             2001
                                                                              ----             ----
OPERATING ACTIVITIES
  Net loss                                                                $ (197,849)      $ (157,884)
  Adjustments to reconcile net loss to net cash
   utilized by operating activities:
     Write-off of uncollectible accrued interest                                   -           49,095
     Write-off of investment in unregistered company                          71,989                -
     Changes in:
       Accounts payable                                                       57,525             (372)
       Subscription accrued interest                                         (15,545)         (20,218)
                                                                          -----------      -----------

  Net cash utilized by operating activities                                  (83,880)        (129,379)

INVESTING ACTIVITIES
  Investment in unregistered company                                         (35,000)         (36,989)
  Advances to developing companies                                              (932)         (19,875)
  Payments received on advances                                               19,875                -
                                                                          -----------      -----------

  Net cash utilized by investing activities                                  (16,057)         (56,864)

FINANCING ACTIVITIES
  Loan to third party                                                              -           (4,000)
  Payments of subscriptions receivable from related party                    100,300           25,000
  Payments of subscriptions receivable                                             -          163,051
                                                                          -----------      -----------

  Net cash provided by financing activities                                  100,300          184,051
                                                                          -----------      -----------

       INCREASE (DECREASE) IN CASH                                               363           (2,192)

Cash, beginning of year                                                            -            2,192
                                                                          -----------      -----------

Cash, end of year                                                         $      363       $        -
                                                                          ===========      ===========


SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

    In 2001, the Company cancelled $475,000 of subscription agreements due to nonpayment on the related promissory notes. The Company also issued new subscription agreements for 950,000 shares of common stock for a total of $475,000.




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2002 AND 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization
     ------------

     Biofarm, Inc. (formerly Global Spill Management, Inc.) was incorporated in June, 1991 to acquire, operate and develop environmental contracting and consulting companies and related businesses. All operating companies were disposed of or sold in prior years. Presently, the Company is a non-operating shell corporation.

     Principles of consolidation
     ---------------------------

     The accompanying consolidated financial statements include the accounts of Biofarm, Inc. and its wholly owned subsidiary (collectively referred to as the "Company" or "Biofarm") after elimination of all significant intercompany balances and transactions.

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

     Investments
     -----------

     The Company entered into a Subscription Agreement, as discussed in Note E, to purchase the stock of a private company. Since the private company's registration statement was subsequently withdrawn, the investment did not have a readily determinable market value. Consequently, the Company has elected to write off its investment in this company as discussed in Note E.

     Income taxes
     ------------

     Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

     Loss per common share
     ---------------------

     The Company adopted SFAS No. 128, "Earnings Per Share" ("EPS"), which provides for the calculation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the income (loss) of the Company. There is no difference in basic and diluted EPS for the years ended October 31, 2002 and 2001 since there are no potentially dilutive securities outstanding for either period presented.
                                       F-7

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2002 AND 2001


NOTE A -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Reclassifications
     -----------------

     Certain reclassifications of amounts reported in 2001 were made to conform to the 2002 classifications.


NOTE B - SUBSCRIPTIONS RECEIVABLE

     In October, 1999, the Company received 14 non-negotiable, interest-bearing 4% promissory notes evidencing the right to subscribe for an aggregate of 1,500,000 shares of Common Stock, in the aggregate principal amount of $750,000. Through October 31, 2001, the Company received an aggregate of $284,800 in principal payments related to these notes, thereby leaving a principal balance at October 31, 2001 of $465,200, net of $9,800 which represents prepayments of the remaining balance of $475,000.

     On October 31, 2001, the Company cancelled the remaining unpaid promissory notes of $465,200. On October 31, 2001, the Company received 5 new promissory notes from unrelated individuals for the purpose of subscribing to purchase a total of 950,000 shares of Common Stock for a total of $475,000. During the year ended October 31, 2002, a total of $100,300 (in addition to the $9,800 prepayment discussed above) of these promissory notes have been collected by the Company. On October 31, 2002, the original due date on the notes was extended to July 31, 2003. The notes are payable, with interest at 4% on or before July 31, 2003. As of October 31, 2002, the Company had received $5,600 in payments on subscriptions receivable for which additional shares have not been issued. See Note J, Subsequent Events for the subsequent receipt of two promissory notes.

     Subscriptions receivable included $160,200 and $165,200 as of October 31, 2002 and 2001 from IDIICO, a related party. Payments of $5,000 and $25,000 for the years ended October 31, 2002 and 2001 were received from related parties IDIICO and Alan Esrine, respectively.


NOTE C - INCOME TAXES

     The Company has deferred tax assets of approximately $4,250,000 as of October 31, 2002, related to net operating loss carryforwards ("NOL"), which have yet to be utilized. As a result of the sale of the Company's operating subsidiaries and the issuance of additional shares of common stock, the amount of the NOL of approximately $12,140,000 may be limited. Also, the utilization of these losses, if available, to reduce the future income taxes will depend upon the generation of sufficient taxable income prior to the expiration of the NOL. Therefore, at October 31, 2002 and 2001, the Company has established a 100% valuation allowance against the deferred tax assets as the likelihood of recognizing this benefit cannot be certain. The increase in the valuation allowance for the years ended October 31, 2002 and 2001 was $50,000 and $200,000, respectively. The net operating losses will expire in various years through June, 2022.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2002 AND 2001



NOTE D - PROPERTY

     The Company owns a property located in Camden, New Jersey, which is carried at zero value. The Company intends to offer such property for sale upon the resolution of certain environmental remediation issues. The amount of liability, if any, associated with the remediation process is not estimatable.


NOTE E - SUBSCRIPTION AGREEMENTS

     Effective April 30, 2001, the Company entered into a Subscription Agreement with Paragon Sports Group, Inc. (Paragon), pursuant to which the Company subscribed for 800,000 shares of Paragon common stock. Paragon's registration statement was declared effective on January 14, 2002. Paragon did not retain a broker-dealer to sell the additional 400,000 shares of Paragon common stock being offered for sale pursuant to the registration statement. Paragon stated in the registration statement that the management of Paragon would be responsible for the sale of the 400,000 shares. Paragon withdrew its registration statement subsequent to April 14, 2002. The Company has elected to write-off in full its investment of $71,989 in Paragon. Currently the Company does not believe that Paragon's management has demonstrated any ability to cause Paragon to become a public entity, either in the United States or abroad.


NOTE F - COMMITMENTS

     On June 5, 2002 the Company entered into a contract to acquire 2,500,000 shares of a company engaged in the transportation logistics business. The transaction is to close simultaneously with the receipt of the audited financial statements of the company, the private placement of $8,000,000 of equity in the company and the declaration of the effectiveness of the company's registration statement by the SEC. The Company has committed to pay certain cost and professional fees associated with registering the shares of the acquired company. No shares of the target company had been acquired as of October 31, 2002.

     On October 31, 2002, the Company entered into an agreement to acquire all of the capital stock of Ideal 4X Corporation (Ideal) in exchange for 3,500,000 shares of the Company's common stock. No shares of the Company have been issued as of October 31, 2002. The acquisition of Ideal is contingent upon Ideal raising $2 million in a private placement offering, and providing management of the Company independent valuation of the tangible and intangible assets being acquired so that the Company can reflect those assets in the consolidated statements of the Company and Ideal. The acquisition of Ideal is intended to transform the Company from a non-operating shell corporation into an entity engaged in providing a trading platform enabling traders to trade in currency transactions in an electronic format.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2002 AND 2001


NOTE G - NOTE RECEIVABLE

     The company has a non-interest bearing promissory note in the amount of $4,000 due from an unaffiliated individual. This note has no stated due date.


NOTE H - ADDITIONAL ISSUANCE OF COMMON SHARES

     On February 19, 2002 the Company issued 174,600 shares of its authorized, unissued common stock in exchange for the collection of $87,300 in subscriptions receivable. On July 15, 2002 the Company issued an additional 126,400 shares of its authorized, unissued common stock in exchange for the collection of $63,200 in subscriptions receivable. The par value of these shares was removed from additional paid-in capital and credited to common stock. As of October 31, 2002, $5,600 had been collected on subscriptions receivable for which no common stock has been issued.


NOTE I - LITIGATION

     The Company is a defendant in an action that commenced in March 2002 seeking recovery of approximately $3,000,000 that was paid by an insurance company for an insurance settlement. The insurance company paid the settlement on behalf of a company that the insurance company alleges was a subsidiary of Biofarm. In addition, the insurance company alleges that it received an indemnity agreement from the Company related to the insured obligations. The Company is vigorously defending the claim and believes its defenses are substantial. The Company contends that the insurance settlement was paid on behalf of a company that was never a subsidiary. In addition, the Company contends that the indemnity agreement is legally unenforceable and a nullity.


NOTE J - SUBSEQUENT EVENTS

     On January 21, 2003, the Company entered into an agreement to acquire all of the common stock of Currency Charting Corporation (CCC). The Company will issue 2,300,000 shares of its common stock and will pay $350,000 in exchange for all of the common stock of CCC. The acquisition of CCC is contingent upon the ability of Ideal to be able to raise $2 million in a private placement offering. CCC provides tools for currency traders to assist them in the development of technical indicators to establish trading positions. CCC holds an exclusive license to this software, which was acquired from Fulcrum Inc. (Fulcrum). As part of the terms of the license agreement between CCC and Fulcrum, 35% of the revenue generated from the use of the software is paid to Fulcrum.

     In January 2003, the Company replaced all of the promissory notes related to the subscriptions receivable and referred to in Note B, with two new promissory notes dated October 31, 2002. The new promissory notes are for $182,450 each. The notes are due, with interest at 4%, on or before July 31, 2003.
                                      F-10

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    BIOFARM, INC.



                                           By:  /s/ David R. Stith
                                                    ----------------------
                                                    David R. Stith
                                                    President and Director
                                                    January 27, 2003


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                               Title                                  Date
----------                               -----                                  ----
/s/ David R. Stith                       President and Director                 January 27, 2003
-------------------------
David R. Stith

/s/ Allan Esrine                         Principal Financial and                January 27, 2003
-------------------------                Accounting Officer and Director
Allan Esrine

                                         Director
/s/ Herbert S. McDonald                                                         January  27, 2003
-------------------------
Herbert S. McDonald