Form 10QSB
period 2003-01-31
BIOFARM INC
filed 2003-03-17
CIK 888702

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
         [X] Quarterly report under Section 13 or 15(d) of the Securities
             Exchange Act of 1934 for the quarterly period ended January 31,
             2003

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the transition period from ________________ to ____________________


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

         The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of March 14, 2003, was 5,133,045.


--------------------------------------------------------------------------------

                                        BIOFARM, INC.

                                         Form 10-QSB


                                            INDEX


PART I   FINANCIAL INFORMATION
                                                                                        Page
                                                                                        ----
Item 1.           Financial Statements (Unaudited)
                  Consolidated Balance Sheets                                           F-1
                           January 31, 2003 and October 31, 2002

                  Consolidated Statements of Operations - Three months ended            F-2
                           January 31, 2003 and 2002

                  Consolidated Statements of Changes in Stockholders' Equity            F-3

                  Consolidated Statements of Cash Flows - Three months ended            F-4
                           January 31, 2003 and 2002

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

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS
                                  BIOFARM, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                             January 31,                 October 31,
                                                                2003                        2002
                                                           ---------------             ---------------
CURRENT ASSETS
   Cash and cash equivalents                               $        25,208             $           363
                                                           ---------------             ---------------
     Total current assets                                           25,208                         363

OTHER ASSETS
   Note receivable                                                   4,000                       4,000
   Accrued interest receivable                                      18,646                      15,545
   Advances to developing companies                                 10,932                         932
                                                           ---------------             ---------------
     Total other assets                                             33,578                      20,477
                                                           ---------------             ---------------

     Total Assets                                          $        58,786             $        20,840
                                                           ===============             ===============

                              LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable                                        $        93,447             $        94,803
                                                           ---------------             ---------------
     Total current liabilities                                      93,447                      94,803

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value; 5,000,000
     Shares authorized, none issued
   Common stock, $.001 par value; 25,000,000
     shares authorized, 4,972,930 shares issued and
     4,972,545 shares outstanding                                    4,973                       4,973
   Additional paid-in capital                                   17,083,956                  17,083,956
   Accumulated deficit                                         (16,812,503)                (16,797,005)
   Stock subscription receivable                                  (310,100)                   (364,900)
                                                           ---------------             ---------------
                                                                   (33,674)                    (72,976)
   Less treasury stock, at cost, 385 shares                           (987)                       (987)
                                                           ---------------             ---------------
     Total Stockholders' equity                                    (34,661)                    (73,963)
                                                           ---------------             ---------------

     Total Liabilities and Stockholders' Equity            $        58,786             $        20,840
                                                           ===============             ===============





              The accompanying notes are an integral part of these
                        consolidated financial statements

                                            BIOFARM, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)



                                                                  Three Months Ended January 31,
                                                                 2003                        2002
                                                                 ----                        ----
Revenue
   Interest                                                $         3,101                       4,322
                                                           ---------------             ---------------
                                                                     3,101                       4,322

General and administrative expenses                                 18,599                      26,544
                                                           ---------------             ---------------

     NET LOSS                                              $       (15,498)            $       (22,222)
                                                           ===============             ===============


Basic loss per common share                                $             -             $             -
                                                           ===============             ===============

Weighted-average number of common shares outstanding             4,972,545                   4,671,545
                                                           ===============             ===============




              The accompanying notes are an integral part of these
                        consolidated financial statements

                                  BIOFARM, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)






                                      Shares
                                        of                     Additional                                                 Total
                                      Common       Common       Paid-In      Accumulated    Subscription   Treasury   Stockholders'
                                       Stock       Stock        Capital        Deficit       Receivable     Stock        Equity
                                    ----------   ---------    -----------  -------------    ------------   --------   ------------
Balance, November 1, 2001            4,671,930   $   4,672    $17,084,257  $ (16,599,156)   $   (465,200)  $   (987)  $     23,586

Issuance of common stock               301,000         301           (301)             -               -          -              -

Payments collected on subscription
   receivable from related party             -           -                             -         100,300          -        100,300

Net loss                                     -           -              -       (197,849)                         -       (197,849)
                                    ----------   ---------    -----------  -------------    ------------   --------   ------------

Balance, October 31, 2002            4,972,930       4,973     17,083,956    (16,797,005)       (364,900)      (987)       (73,963)

Payments collected on subscription
   receivable                                                                                     54,800                    54,800

Net loss                                     -           -              -        (15,498)              -          -        (15,498)
                                    ----------   ---------    -----------  -------------    ------------   --------   ------------

Balance, January 31, 2003            4,972,930   $   4,973    $17,083,956  $ (16,812,503)   $   (310,100)  $   (987)  $    (34,661)
                                    ==========   =========    ===========  =============    ============   ========   ============





              The accompanying notes are an integral part of these
                        consolidated financial statements

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                     Three Months Ended January 31,
                                                                        2003                2002
                                                                        ----                ----
OPERATING ACTIVITIES
   Net loss                                                         $   (15,498)        $   (22,222)
   Adjustments to reconcile net loss to net cash
     provided (utilized) by operating activities:
     Changes in:
        Accounts payable                                                 (1,356)             28,653
        Accrued interest receivable                                      (3,101)             (4,322)
                                                                    -----------         -----------

   Net cash provided (utilized) by operating activities                 (19,955)              2,109

INVESTING ACTIVITIES
   Advances to developing companies                                     (10,000)            (35,000)
                                                                    -----------         -----------

   Net cash utilized by investing activities                            (10,000)            (35,000)

FINANCING ACTIVITIES
   Payments of subscriptions receivable                                  54,800              33,000
                                                                    -----------         -----------

   Net cash provided by financing activities                             54,800              33,000
                                                                    -----------         -----------

        INCREASE IN CASH                                                 24,845                 109

Cash, beginning of period                                                   363                   -
                                                                    -----------         -----------

Cash, end of period                                                 $    25,208         $       109
                                                                    ===========         ===========


              The accompanying notes are an integral part of these
                        consolidated financial statements

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2003 AND 2002



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization
  ------------

  Biofarm, Inc. (formerly Global Spill Management, Inc.) was incorporated in June, 1991 to acquire, operate and develop environmental contracting and consulting companies and related businesses. All operating companies were disposed of or sold in prior years. Presently the Company is an non-operating shell corporation.

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

  Investments
  -----------

  The Company has entered into a Subscription Agreement, as discussed in Note E, to purchase the stock of a private company. Since the private company's registration statement was subsequently withdrawn, the investment did not have a readily determinable market value. Consequently, the Company has elected to write-off its investment in this company as discussed in Note E.

  Income taxes
  ------------

  Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2003 AND 2002



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Loss per common share
  ---------------------

  The Company adopted SFAS No. 128, "Earnings Per Share" ("EPS"), which provides for the calculation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the income (loss) of the Company. There is no difference in basic and diluted EPS for the three months ended January 31, 2003 and 2002 since there are no potentially dilutive securities outstanding for either period presented.


NOTE B - SUBSCRIPTIONS RECEIVABLE

  On October 31, 2001, the Company received 5 promissory notes from unrelated individuals for the purpose of subscribing to purchase a total of 950,000 shares of Common Stock for a total of $475,000. The original due date on the notes was extended to July 31, 2003. In January 2003, the Company replaced all of the promissory notes related to the subscriptions receivable with two new promissory notes dated October 31, 2002. The new promissory notes are for $182,450 each and are payable, with interest at 4% on or before July 31, 2003. During the three months ended January 31, 2003, $54,800 of these promissory notes (in total $60,400) have been collected by the Company.


NOTE C - INCOME TAXES

  The Company has deferred tax assets of approximately $4,250,000 as of January 31, 2003, related to net operating loss carryforwards ("NOL"), which have yet to be utilized. As a result of the sale of the Company's operating subsidiaries and the issuance of additional shares of common stock, the amount of the NOL of approximately $12,140,000 may be limited. Also, the utilization of these losses, if available, to reduce the future income taxes will depend upon the generation of sufficient taxable income prior to the expiration of the NOL. Therefore, at January 31, 2003 and 2002, the Company has established a 100% valuation allowance against the deferred tax assets as the likelihood of recognizing this benefit cannot be certain. The net operating losses will expire in various years through June, 2022.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2003 AND 2002


NOTE D - PROPERTY

  The Company owns a property located in Camden, New Jersey, which is carried at zero value. The Company intends to offer such property for sale upon the resolution of certain environmental issues. The amount of liability, if any, associated with the remediation process is not estimable.


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


NOTE F - COMMITMENTS

  On June 5, 2002 the Company entered into a contract to acquire 2,500,000 shares of a company engaged in the transportation logistics business. The transaction is to close simultaneously with the receipt of the audited financial statements of the company, the private placement of $8,000,000 of equity in the company and the declaration of the effectiveness of the company's registration statement by the SEC. The Company has committed to pay certain costs and professional fees associated with registering the shares of the acquired company. No shares of the target company had been acquired as of January 31, 2003.

  On October 31, 2002, the Company entered into an agreement to acquire all of the capital stock of Ideal 4X Corporation (Ideal) in exchange for 3,500,000 shares of the Company's common stock. No shares of the Company have been issued as of January 31, 2003. The acquisition of Ideal is contingent upon Ideal raising a minimum of $1 million in a private placement offering, and providing management of the Company independent valuation of the tangible and intangible assets being acquired so that the Company can reflect those assets in the consolidated statements of the Company and Ideal. The acquisition of Ideal is intended to transform the Company from a non-operating shell corporation into an entity engaged in providing a trading platform enabling traders to trade in currency transactions in an electronic format.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2003 AND 2002



NOTE F - COMMITMENTS (Continued)

  On January 21, 2003, the Company entered into an agreement to acquire all of the common stock of Currency Charting Corporation (CCC). The Company will issue 2,300,000 shares of its common stock in exchange for all of the common stock of CCC. The acquisition of CCC is contingent upon the ability of Ideal to be able to raise a minimum of $1 million in a private placement offering. CCC provides the software for currency traders to assist them in the development of technical indicators to establish trading positions. CCC holds an exclusive license to this software, which was acquired from Fulcrum Inc. (Fulcrum). As part of the terms of the license agreement between CCC and Fulcrum, 35% of the revenue generated from the use of the software is paid to Fulcrum.

  On January 29, 2003 the Company entered into a consultant agreement with MIJEAN Financial, Inc. pursuant to which the Company has agreed to issue an aggregate of 200,000 shares of it's authorized and unissued common stock in exchange for consulting services relating to the business development and investor and broker-dealer relationships of the Company.


NOTE G - NOTE RECEIVABLE

  The company has a non-interest bearing promissory note in the amount of $4,000 due from an unaffiliated individual. This note has no stated due date.


NOTE H - ADDITIONAL ISSUANCE OF COMMON SHARES

  On February 19, 2002 the Company issued 174,600 shares of its authorized, unissued common stock in exchange for the collection of $87,300 in subscriptions receivable. On July 15, 2002 the Company issued an additional 126,400 shares of its authorized, unissued common stock in exchange for the collection of $63,200 in subscriptions receivable. The par value of these shares was removed from additional paid-in capital and credited to common stock. As of January 31, 2003, $60,400 has been collected on subscriptions receivable for which no common stock has been issued.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2003 AND 2002



NOTE I - LITIGATION

  The Company is a defendant in an action that commenced on March 2002 seeking recovery of approximately $3,000,000 that was paid by an insurance company for an insurance settlement. The insurance company paid the settlement on behalf of a company that the insurance company alleges was a subsidiary of Biofarm. In addition, the insurance company alleges that it received an indemnity agreement from the Company related to the insured obligations. The Company is vigorously defending the claim and believes its defenses are substantial. The Company contends that the insurance settlement was paid on behalf of a company that was never a subsidiary. In addition, the Company contends that the indemnity agreement is legally unenforceable and a nullity.


NOTE J - SUBSEQUENT EVENTS

  On February 20, 2003 the Company issued 160,500 shares of its authorized, unissued common stock in exchange for the collection of $60,400 in subscriptions receivable and $19,875 in payment of the amount previously advanced by the Company in connection with a third party subscription agreement. The par value of these shares will be removed from additional paid-in capital and credited to common stock.

Item 2.           Management's Discussion and Analysis or Plan of Operation

The Company having previously disposed of all its operations, may today be fairly characterized as a non-operating "shell" corporation. Therefore, there is no need for discussion herein of prior results of operations, of year-to-date operating results and comparisons, and of liquidity and capital resources. As of the date hereof, the Company is able to meet its debts as they mature, which obligations consist exclusively of legal, accounting and miscellaneous expenses payable by any public company. The Company has outstanding subscriptions receivable of $310,100 as of January 31, 2003, all of which are due and deemed to be collectible prior to July 31, 2003. Assuming collection of its notes receivable, the Company will have available cash and no liabilities. Current payables consist solely of professional fees and office overhead expenses. Because current accounting rules require that subscriptions receivable for capital stock are deemed to be reductions in equity until such subscriptions are actually paid, the $310,100 in subscriptions receivable do not appear as an asset on the January 31, 2003, consolidated balance sheets.

The completion of the acquisitions of Ideal 4X Corporation (Ideal) and of Currency Charting Corp., will transform the Company into an operating entity engaged in the business of providing a platform for currency traders. The capital required to permit the Company to engage in such business is expected to be derived from a private placement of $1 million minimum now being undertaken by Ideal. The Company believes that the successful completion of such $1 million minimum capital raise will provide sufficient capital to enable the Company to be successful in its new business venture. However, it should be noted that, the more successful the proposed business is, the more capital is required to enhance the business. The Company believes that the success of the business will be reflected in the price of its Common Stock; and that an increase in such price will provide flexibility in obtaining additional financing. (Reference is made to Form 10-KSB previously filed on January 27, 2003.)

On March 7, 2003, the Company and Ideal agreed that contingencies and conditions precedent to the closing of the acquisition of Ideal by the Company had been satisfied. It is anticipated that the transaction will be concluded during the second quarter of fiscal year 2003.

                                     PART II

                                OTHER INFORMATION


Item 2.           Changes in Securities and Use of Proceeds

On February 20, 2003, the Company issued an aggregate of 160,500 shares of its Common Stock (par value $.001 per share) to unaffiliated persons in exchange for the receipt by the Company of the sums of $60,400 in payment of subscriptions receivable and of 19,875 in payment of the amount previously advanced by the Company in connection with a third party subscription agreement. There were no fees, discounts or commissions payable by the Company in any of such transactions. The shares were issued pursuant to the exemption afforded by
Section 4(2) of the Securities Act of 1933, as amended. The shares were issued in transactions not involving any public offering. The certificates representing such shares are affixed with a restrictive legend preventing the transfer thereof and are the subject of appropriate stop transfer instructions filed with the Company's Transfer Agent.

Item 6.           Exhibits and Reports on Form 8-K

              b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOFARM, INC.                                                 /s/ David R. Stith
                                                              ------------------
(Registrant)                                                  David R. Stith
                                                              President


Dated: March 14, 2003                                         /s/ Allan Esrine
                                                              ------------------
                                                              Allan Esrine
                                                              Vice President