Form 10QSB
period 2003-04-30
BIOFARM INC
filed 2003-06-16
CIK 888702

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
         [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
                  April 30, 2003

         [   ]    Transition report pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

         For the transition period from                to
                                       ----------------  ---------------------

                         Commission File Number 0-20317

                                ----------------


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

                      Yes   X                 No
                          ----                   ----

         The number of shares outstanding of the Issuer's Common Stock, $.001 par value, as of June 13, 2003, was 5,133,045.

--------------------------------------------------------------------------------

                                  BIOFARM, INC.

                                   Form 10-QSB


                                      INDEX


PART I   FINANCIAL INFORMATION

                                                                                       Page
                                                                                       ----
Item 1.           Financial Statements (Unaudited)
                  Consolidated Balance Sheets                                           F-1
                           April 30, 2003 and April 30, 2002

                  Consolidated Statements of Operations - Six months ended              F-2
                           April 30, 2003 and 2002

                  Consolidated Statements of Operations - Three months ended            F-3
                           April 30, 2003 and 2002

                  Consolidated Statements of Changes in Stockholders' Equity            F-4

                  Consolidated Statements of Cash Flows - Six months ended              F-5
                           April 30, 2003 and 2002

                  Notes to Financial Statements                                         F-6

Item 2.           Management's Discussion and Analysis or Plan of Operation             2


PART II  OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                      4

                  Signatures                                                            5



                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS
                                  BIOFARM, INC.
                          CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                    April 30,       October 31,
                                                      2003             2002
                                                   ----------       ----------

CURRENT ASSETS
   Cash and cash equivalents                       $    2,164       $      363
                                                   ----------       ----------
     Total current assets                               2,164              363

OTHER ASSETS
   Note receivable                                      5,000            4,000
   Accrued interest receivable                         21,213           15,545
   Advances to developing companies                    19,037              932
                                                   ----------       ----------
     Total other assets                                45,250           20,477
                                                   ----------       ----------
     Total Assets                                  $   47,414       $   20,840
                                                   ==========       ==========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable                                $   55,610       $   94,803
                                                   ----------       ----------
     Total current liabilities                         55,610           94,803


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Preferred stock, $.001 par value; 5,000,000
     Shares authorized, none issued
   Common stock, $.001 par value; 25,000,000
     shares authorized, 5,133,430 shares
     issued and 5,133,045 shares outstanding
     in 2003 and 4,972,930 shares issued
     and 4,972,545 shares outstanding in 2002           5,134            4,973
   Additional paid-in capital                      17,083,795       17,083,956
   Accumulated deficit                            (16,839,438)     (16,797,005)
   Stock subscription receivable                     (256,700)        (364,900)
                                                   ----------       ----------
                                                       (7,209)         (72,976)
   Less treasury stock, at cost, 385 shares              (987)            (987)
                                                   ----------       ----------
     Total Stockholders' Equity                        (8,196)         (73,963)
                                                   ----------       ----------

     Total Liabilities and Stockholders' Equity    $   47,414       $   20,840
                                                   ==========       ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements

                                  BIOFARM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Six Months Ended April 30,
                                                 --------------------------
                                                    2003            2002
                                                    ----            ----
Revenue
   Interest                                     $    5,668            8,197
                                                ----------       ----------
                                                     5,668            8,197

General and administrative expenses                 48,101           45,443
                                                ----------       ----------

     NET LOSS                                   $  (42,433)      $  (37,246)
                                                ==========       ==========



Basic loss per common share                     $    (0.01)      $    (0.01)
                                                ==========       ==========

Weighted-average number of common shares         5,035,002        4,740,035
   outstanding                                  ==========       ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended April 30,
                                                ----------------------------
                                                   2003             2002
                                                   ----             ----
Revenue
   Interest                                     $    2,567            3,875
                                                ----------       ----------
                                                     2,567            3,875

General and administrative expenses                 29,501           18,899
                                                ----------       ----------

     NET LOSS                                   $  (26,934)      $  (15,024)
                                                ==========       ==========



Basic loss per common share                     $    (0.01)      $    (0.00)
                                                ==========       ==========

Weighted-average number of common shares         5,099,166        4,810,833
   outstanding                                  ==========       ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                        Shares
                                          of                   Additional                                                Total
                                        Common      Common      Paid-In       Accumulated    Subscription   Treasury  Stockholders'
                                        Stock        Stock      Capital         Deficit       Receivable     Stock       Equity
                                       ---------   ---------  ------------   -------------   ------------   --------  -------------

Balance, November 1, 2001              4,671,930   $   4,672  $ 17,084,257   $ (16,599,156)  $   (465,200)  $   (987) $      23,586

Issuance of common stock                 301,000         301          (301)              -              -          -              -

Payments collected on subscription
   receivable from related party               -           -                             -        100,300          -        100,300

Net loss                                       -           -             -        (197,849)                        -       (197,849)
                                       ---------   ---------  ------------   -------------   ------------   --------  -------------

Balance, October 31, 2002              4,972,930       4,973    17,083,956     (16,797,005)      (364,900)      (987)       (73,963)

Issuance of common stock                 160,500         161          (161)

Payments collected on subscription
   receivable from related party                                                                  108,200                   108,200

Net loss                                       -           -             -         (42,433)             -          -        (42,433)
                                       ---------   ---------  ------------   -------------   ------------   --------  -------------

Balance, January 31, 2003              5,133,430   $   5,134  $ 17,083,795   $ (16,839,438)  $   (256,700)  $   (987) $      (8,196)
                                       =========   =========  ============   =============   ============   ========  =============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                                  BIOFARM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                Six Months Ended April 30,
                                                ---------------------------
                                                   2003             2002
                                                   ----             ----

OPERATING ACTIVITIES
   Net loss                                     $  (42,433)      $  (37,246)
   Adjustments to reconcile net loss to cash
     utilized by operating activities:
     Changes in:
        Accounts payable                           (39,193)           2,747
        Accrued interest receivable                 (5,668)          (8,197)
                                                ----------       ----------

   Net cash utilized by operating activities       (87,294)         (42,696)

INVESTING ACTIVITIES
   Increase in note receivable                      (1,000)
   Advances to developing companies                (18,105)         (35,000)
                                                ----------       ----------

   Net cash utilized by investing activities       (19,105)         (35,000)

FINANCING ACTIVITIES
   Payments of subscriptions receivable            108,200           77,700
                                                ----------       ----------

   Net cash provided by financing activities       108,200           77,700
                                                ----------       ----------

        INCREASE IN CASH                             1,801                4

Cash, beginning of period                              363                -
                                                ----------       ----------

Cash, end of period                             $    2,164       $        4
                                                ==========       ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2003 AND 2002



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

     Biofarm, Inc. (formerly Global Spill Management, Inc.) was incorporated in June, 1991 to acquire, operate and develop environmental contracting and consulting companies and related businesses. All operating companies were disposed of or sold in prior years. Presently the Company is a non-operating shell corporation.

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

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2003 AND 2002



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Loss per common share

     The Company adopted SFAS No. 128, "Earnings Per Share" ("EPS"), which provides for the calculation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the income (loss) of the Company. There is no difference in basic and diluted EPS for the three and six months ended April 30, 2003 and 2002 since there are no potentially dilutive securities outstanding for either period presented.


NOTE B - SUBSCRIPTIONS RECEIVABLE

     In January 2003, the Company replaced five promissory notes from unrelated individuals for the purpose of subscribing to purchase a total of 950,000 shares of Common Stock for a total of $475,000 with two new promissory notes dated October 31, 2002. The new promissory notes are for $182,450 each and are payable, with interest at 4% on or before July 31, 2003. During the six months ended April 30, 2003, $108,200 of the promissory notes was collected by the Company, thereby resulting in an aggregate of $256,700 of the notes remaining outstanding at April 30, 2003.


NOTE C - INCOME TAXES

     The Company has deferred tax assets of approximately $4,250,000 as of April 30, 2003, related to net operating loss carryforwards ("NOL"), which have yet to be utilized. As a result of the sale of the Company's operating subsidiaries and the issuance of additional shares of common stock, the amount of the NOL of approximately $12,140,000 may be limited. Also, the utilization of these losses, if available, to reduce the future income taxes will depend upon the generation of sufficient taxable income prior to the expiration of the NOL. Therefore, at April 30, 2003 and 2002, the Company has established a 100% valuation allowance against the deferred tax assets as the likelihood of recognizing this benefit cannot be certain. The net operating losses will expire in various years through June, 2022.


NOTE D - PROPERTY

     The Company owns a property located in Camden, New Jersey, which is carried at zero value. The Company intends to offer such property for sale upon the resolution of certain environmental issues. The amount of liability, if any, associated with the remediation process is not estimable.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2003 AND 2002



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


NOTE F - COMMITMENTS

     On June 5, 2002 the Company entered into a contract to acquire 2,500,000 shares of a company engaged in the transportation logistics business. The transaction is to close simultaneously with the receipt of the audited financial statements of the company, the private placement of $8,000,000 of equity in the company and the declaration of the effectiveness of the company's registration statement by the SEC. The Company has committed to pay certain costs and professional fees associated with registering the shares of the acquired company. No shares of the target company had been acquired as of April 30, 2003.

     On October 31, 2002, the Company entered into an agreement to acquire all of the capital stock of Ideal 4X Corporation (Ideal) in exchange for 3,500,000 shares of the Company's common stock. No shares of the Company have been issued as of April 30, 2003. The acquisition of Ideal is contingent upon Ideal raising a minimum of $1 million in a private placement offering, and providing management of the Company independent valuation of the tangible and intangible assets being acquired so that the Company can reflect those assets in the consolidated statements of the Company and Ideal. The acquisition of Ideal is intended to transform the Company from a non-operating shell corporation into an entity engaged in providing a trading platform enabling traders to trade in currency transactions in an electronic format.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2003 AND 2002


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

     Reference is made to Item 2 of Part II of this Form 10-QSB for information concerning the proposals made by the Company to modify substantially the three transactions mentioned in this Note to the Consolidated Financial Statements. The Company will make appropriate disclosure when such proposals are responded to.

NOTE G - NOTE RECEIVABLE

     The Company has a non-interest bearing promissory note in the amount of $5,000 and $4,000 at April 30, 2003 and 2002, respectively, due from an unaffiliated individual. This note has no stated due date.

NOTE H - ADDITIONAL ISSUANCE OF COMMON SHARES

     On February 19, 2002, the Company issued 174,600 shares of its authorized, unissued common stock in exchange for the collection of $87,300 in subscriptions receivable. On July 15, 2002 the Company issued an additional 126,400 shares of its authorized, unissued common stock in exchange for the collection of $63,200 in subscriptions receivable. On February 20, 2003, the Company issued an additional 160,500 shares of its authorized, unissued common stock in exchange for the collection of $60,400 in subscriptions receivable and $19,875 in payment of the amount previously advanced by the Company in connection with a third party subscription agreement. The par value of these shares was removed from additional paid-in capital and credited to common stock. As of April 30, 2003, $53,400 has been collected on subscriptions receivable for which no common stock has been issued.

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

         Item 2. Management's Discussion and Analysis or Plan of Operation

         The Company having previously disposed of all its operations, may today be fairly characterized as a non-operating "shell" corporation. Therefore, there is no need for discussion herein of prior results of operations, of year-to-date operating results and comparisons, and of liquidity and capital resources. As of the date hereof, the Company is able to meet its debts as they mature, which obligations consist exclusively of legal, accounting and miscellaneous expenses payable by any public company. The Company has outstanding subscriptions receivable of $256,700 as of April 30, 2003, all of which are due and deemed to be collectible prior to July 31, 2003. Assuming collection of its notes receivable, the Company will have available cash and no liabilities. Current payables consist solely of professional fees and office overhead expenses. Because current accounting rules require that subscriptions receivable for capital stock are deemed to be reductions in equity until such subscriptions are actually paid, the $256,700 in subscriptions receivable do not appear as an asset on the April 30, 2003, consolidated balance sheets.

         (The following summarizes the current status of pending transactions and negotiations to which the Company is a party.)

         A) The completion of the acquisitions of Ideal 4X Corporation (Ideal) and of Currency Charting Corp. (CCC), would have transformed the Company into an operating entity engaged in the business of providing a platform for currency traders combined with charting tools and price indication models. The capital required to permit the Company to engage in such business was expected to be derived from a private placement of $1 million minimum now being undertaken by Ideal. The Company believed that the successful completion of such $1 million minimum capital raise would have provided sufficient capital to enable the Company to be successful in its new business venture. However, it should be noted that, the more successful the proposed business would be, the more capital would be required to enhance the business. The Company believed that the success of the business would be reflected in the price of its Common Stock; and that an increase in such price would provide flexibility in obtaining additional financing. (Reference is made to Form 10-KSB previously filed on January 27, 2003.) On March 7, 2003, the Company agreed with Ideal and CCC that contingencies and conditions precedent to the closing of the acquisition of Ideal and CCC by the Company had been satisfied. It was anticipated that the transaction would be concluded upon the completion of the $1 million private placement.

                  On June 12, 2003, the Company proposed that the Ideal and CCC transactions be modified as follows: instead of the Company issuing an aggregate of 6,000,000 shares of its Common Stock to acquire Ideal and CCC, a new entity would be formed to which 100% of the capital stock of Ideal and CCC would be transferred in a tax-free exchange. The shareholders of Ideal and CCC would receive 5,000,000 shares of capital stock of such new entity; the Company would receive 1,250,000 shares of such new entity; and a registration statement on Form SB-2 would be filed with the Securities and Exchange Commission pursuant to which additional capital would be raised to sustain the business.

                  The completion of this process would enable the new entity to become a publicly-traded entity, the Company would absorb the costs of the SB-2 filing and would agree to assist in the raising of $250,000 in the new entity. Dependent upon the realization of certain performance levels, the Company would also agree to assist in the raising of an additional maximum investment of $250,000. The shares of the new entity would appear on the Company's financial statements as an asset (the fair market value thereof to be reflected in the appropriate footnote to the Company's financial statements). The Company's proposal is conditioned upon the new entity demonstrating sufficient working capital.

         B) Reference is made to Item 5 of Form 10-QSB filed by the Company on June 14, 2002, for the second quarter ended April 30, 2002. Such filing reported the transaction between the Company and Fulmer Logistics Corp. (FLC). The Company was to have received an aggregate of 2,500,00 shares of FLC upon the completion of (a) the capital raise by FLC of $8 million, (b) receipt of audited financial statements of FLC, and (c) effectiveness of a registration statement on Form SB-2 relating to a portion of the Company's 2,500,000 shares to permit the distribution thereof to the shareholders of the Company (thereby transforming FLC into a publicly-traded concern). Despite diligent efforts to raise such $8 million, the private equity market (which, as is public knowledge, has been adversely affected by recent events) has not been receptive to providing the $8 million. Therefore, the Company has proposed to FLC that the Company provide FLC with accounts receivable and equipment financing and a line of credit of $1 million minimum. Such financing would enable FLC to complete its pending acquisitions, thereby significantly increasing its total volume of business. Not raising $8 million will also result in an absence of dilution, the principals of FLC thereby retaining an aggregate of 10,000,000 shares and the Company retaining 2,500,000 shares. The Company is confident that the financing described herein has been committed. The Company anticipates that FLC will accept such financing proposal and that the required new contract will be executed. Counsel has been engaged and preparation of the SB-2 has commenced.

         C) The Company has received a proposal pursuant to which the Company would acquire title to an initial 100 recreational vehicle sites located proximate to a principal resort location. The 100 sites would be leased for a twenty-year period at an average rate of $5,000 per annum. The Company would also obtain an option on an additional 400 sites exercisable over a three-year period on substantially similar terms. The Company would acquire such sites in exchange for shares of its capital stock. The Company anticipates that each of the initial 100 sites will produce average lease income of $5,000 per annum. The Company will be required to pay one-time development and other costs of $5,000 per site. The projected average income of $5,000 per site per annum does not include maintenance and other lease contract receipts, all of which will be available to the Company to offset the one-time development cost and to compensate the property management entity to be retained by the Company. The property management entity will be responsible for execution of the leases, maintenance and liaison with the transferor of the sites. The Company is confident that, upon conclusion of the acquisition of the initial 100 sites, the future income stream is discountable at market rates.

                  Although the Company projects an income stream of $10 million over twenty years per each 100 sites ($5,000 x 100 sites x twenty years), the Company will only book income as such lease payments are earned. If the Company exercises its option to acquire the 400 additional sites, the total income stream over a twenty-year period would amount to $50 million. At closing, the transferor will deliver to the Company an independent appraisal attesting to a minimum valuation of $3 million for the initial 100 sites without consideration of the value of the projected income stream from the 100 leases. The Company believes that the consummation of this transaction will increase tangible net worth, provide a definitive income stream, result in minimal dilution in relation to assets to be acquired, and avoid the accounting and other problems inherent in the acquisition of any existing operating entity. Upon conclusion of the transaction, a Form 8-K will be filed by the Company.


                                     PART II

                                OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOFARM, INC.                                 David R. Stith
(Registrant)                                  ---------------------
                                              David R. Stith
                                              President


Dated: June 13, 2003                          Allan Esrine
                                              ---------------------
                                              Allan Esrine
                                              Vice President