Form 10QSB/A
period 2003-04-30
BIOFARM INC
filed 2003-06-25
CIK 888702

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                (Amendment No. 1)
(Mark One)
         [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
                  April 30, 2003

         [   ]    Transition report pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

         For the transition period from __________________ to __________________


                         Commission File Number 0-20317

                           ---------------------------

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

                           ---------------------------


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

                                  BIOFARM, INC.

                                   Form 10-QSB


                                      INDEX

(Item 6 amended to include certification pursuant to Rule13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.)


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

             Consolidated Statements of Operations - Six months ended        F-2
                    April 30, 2003 and 2002

             Consolidated Statements of Operations - Three months ended      F-3
                    April 30, 2003 and 2002

             Consolidated Statements of Changes in Stockholders' Equity      F-4

             Consolidated Statements of Cash Flows - Six months ended        F-5
                    April 30, 2003 and 2002

             Notes to Financial Statements                                   F-6



PART II      OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                  2

             Certification pursuant to Sarbanes-Oxley Act of 2002              3



             Signatures                                                        4

                                     PART II

                                OTHER INFORMATION


         Item 6.   Exhibits and Reports on Form 8-K

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

         CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         We, David Stith, Chief Executive Officer and Allan Esrine, Chief Financial Officer of the Company certify that:

         1) We have reviewed this quarterly report on Form 10-QSB of the Company;

         2) Based on our knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3) Based on our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4) We are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
             b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
             c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5) We have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
             b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6) We have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOFARM, INC.                     David R. Stith
(Registrant)                      ---------------------------
                                  David R. Stith
                                  President and Chief Executive Officer


Dated:   June 25, 2003            Allan Esrine
                                  ---------------------------
                                  Allan Esrine
                                  Vice President and Chief Financial Officer