Form 10QSB
period 2003-07-31
BIOFARM INC
filed 2003-09-15
CIK 888702

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

  [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2003

  [   ]   Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

         For the transition period from ________________  to _________________


                         Commission File Number 0-20317
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

                           Yes ___X___          No _______

         The number of shares outstanding of the Issuer's Common Stock, $.001 par value, as of September 12, 2003, was 5,239,895.

                                  BIOFARM, INC.
                                   Form 10-QSB
                                      INDEX
PART I   FINANCIAL INFORMATION
                                                                          Page
                                                                          ----
Item 1.  Financial Statements (Unaudited)
         Consolidated Balance Sheets                                       F-1
                  July 31, 2003 and October 31, 2002

         Consolidated Statements of Operations - Nine months ended         F-2
                  July 31, 2003 and 2002

         Consolidated Statements of Operations - Three months ended        F-3
                  July 31, 2003 and 2002

         Consolidated Statements of Changes in Stockholders' Equity        F-4

         Consolidated Statements of Cash Flows - Nine months ended         F-5
                  July 31, 2003 and 2002

         Notes to Financial Statements                                     F-6

Item 2.  Management's Discussion and Analysis or Plan of Operation           2

Item 3.  Controls and Procedures                                             4



PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    4

         Signatures                                                          1

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS
                                  BIOFARM, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                                    July 31,       October 31,
                                                                      2003            2002
                                                                  ------------    ------------

CURRENT ASSETS
 Cash and cash equivalents                                        $         65    $        363
                                                                  ------------    ------------
  Total current assets                                                      65             363

OTHER ASSETS
 Note receivable                                                         5,000           4,000
 Advances to investees                                                    --               932
                                                                  ------------    ------------
  Total other assets                                                     5,000           4,932
                                                                  ------------    ------------

  Total Assets                                                    $      5,065    $      5,295
                                                                  ============    ============

                 LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                                                 $     72,102    $     94,803
                                                                  ------------    ------------
  Total current liabilities                                             72,102          94,803

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY (DEFICIT)

 Preferred stock, $.001 par value; 5,000,000
 Shares authorized, none issued
 Common stock, $.001 par value; 25,000,000
  shares authorized, 5,240,280 shares issued and
  5,239,895 shares outstanding in 2003 and
  4,972,930 shares issued and 4,972,545 shares
  outstanding in 2002                                                    5,241           4,973
 Additional paid-in capital                                         17,083,688      17,083,956
 Accumulated deficit                                               (16,877,529)    (16,797,005)
 Stock subscription receivable                                        (253,700)       (364,900)
 Accrued interest on stock subscriptions receivable                    (23,750)        (15,545)
                                                                  ------------    ------------
                                                                       (66,050)        (88,521)
 Less treasury stock, at cost, 385 shares                                 (987)           (987)
                                                                  ------------    ------------
  Total Stockholders Equity (Deficit)                                  (67,037)        (89,508)
                                                                  ------------    ------------

  Total Liabilities and Stockholders Equity (Deficit)             $      5,065    $      5,295
                                                                  ============    ============



              The accompanying notes are an integral part of these
                        consolidated financial statements

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     Nine Months Ended July 31,
                                                     --------------------------
                                                         2003           2002
                                                     -----------    -----------
Revenue
    Interest                                         $     8,205         11,896
                                                     -----------    -----------
                                                           8,205         11,896

General and administrative expenses                       69,692         73,798
Write-off of investments and advances to investees        19,037         71,989
                                                     -----------    -----------
                                                          88,729        145,787
                                                     -----------    -----------

    NET LOSS                                         $   (80,524)   $  (133,891)
                                                     ===========    ===========


Basic loss per common share                          $     (0.02)   $     (0.03)
                                                     ===========    ===========

Weighted-average number of common shares
    outstanding                                        5,083,436      4,854,016
                                                     ===========    ===========


























              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     Three Months Ended July 31,
                                                     ---------------------------
                                                         2003            2002
                                                     -----------    -----------
Revenue
  Interest                                           $     2,537          3,699
                                                     -----------    -----------
                                                           2,537          3,699

General and administrative expenses                       21,591         28,355
Write-off of investments and advances to investees        19,037         71,989
                                                     -----------    -----------
                                                          40,628        100,344
                                                     -----------    -----------

  NET LOSS                                           $   (38,091)   $   (96,645)
                                                     ===========    ===========


Basic loss per common share                          $     (0.01)   $     (0.02)
                                                     ===========    ===========

Weighted-average number of common shares
 outstanding                                           5,178,725      4,869,502
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

                                  BIOFARM, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                        Shares
                                          of                          Additional
                                        Common         Common          Paid-In       Accumulated
                                        Stock           Stock          Capital         Deficit
                                     ------------    ------------    ------------    ------------

Balance, November 1, 2001               4,671,930    $      4,672    $ 17,084,257    $(16,599,156)

Issuance of common stock                  301,000             301            (301)           --

Payments collected on subscription
   receivable from related party             --              --                              --

Interest accrued on subscriptions
   receivable

Net loss                                     --              --              --          (197,849)
                                     ------------    ------------    ------------    ------------

Balance, October 31, 2002               4,972,930           4,973      17,083,956     (16,797,005)

Issuance of common stock                  267,350             268            (268)

Payments collected on subscription
   receivable from related party

Interest accrued on subscriptions
   receivable

Net loss                                     --              --              --           (80,524)
                                     ------------    ------------    ------------    ------------

Balance, July 31, 2003                  5,240,280    $      5,241    $ 17,083,688    $(16,877,529)
                                     ============    ============    ============    ============







                                                         Accrued
                                                       Interest on                       Total
                                      Subscriptions   Subscriptions     Treasury      Stockholders'
                                       Receivable       Receivable        Stock      Equity (Deficit)
                                      ------------    -------------    ------------  ----------------

Balance, November 1, 2001             $   (465,200)   $       --      $       (987)   $     23,586

Issuance of common stock                      --                               --             --

Payments collected on subscription
   receivable from related party           100,300                             --          100,300

Interest accrued on subscriptions
   receivable                                              (15,545)

Net loss                                                                       --         (197,849)
                                      ------------    ------------    ------------    ------------

Balance, October 31, 2002                 (364,900)        (15,545)           (987)        (89,508)

Issuance of common stock

Payments collected on subscription
   receivable from related party           111,200                                         111,200
Interest accrued on subscriptions
   receivable                                               (8,205)                         (8,205)

Net loss                                      --                               --          (80,524)
                                      ------------    ------------    ------------    ------------

Balance, July 31, 2003                $   (253,700)   $    (23,750)   $       (987)   $    (67,037)
                                      ============    ============    ============    ============








              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Nine Months Ended July 31,
                                                           --------------------------
                                                               2003         2002
                                                            ---------    ---------

OPERATING ACTIVITIES
 Net loss                                                   $ (80,524)   $(133,891)
 Adjustments to reconcile net loss to cash
  utilized by operating activities:
  Write-off of investments and advances to investees              932       71,989
  Interest accrued on subscriptions receivable                 (8,205)     (11,896)
  Changes in:
   Accounts payable                                           (22,701)      14,468
                                                            ---------    ---------
 Net cash utilized by operating activities                   (110,498)     (59,330)

INVESTING ACTIVITIES
 Advances for note receivable                                  (1,000)
 Advances to abandoned investee compaies                                   (35,932)
                                                            ---------    ---------

 Net cash utilized by investing activities                     (1,000)     (35,932)

FINANCING ACTIVITIES
 Payments received for subscriptions receivable               111,200       95,300
                                                            ---------    ---------

 Net cash provided by financing activities                    111,200       95,300
                                                            ---------    ---------

   INCREASE (DECREASE) IN CASH                                   (298)          38

Cash, beginning of period                                         363           --
                                                            ---------    ---------

Cash, end of period                                         $      65    $      38
                                                            =========    =========


















              The accompanying notes are an integral part of these
                        consolidated financial statements

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 2003 AND 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of presentation

     Biofarm, Inc. (formerly Global Spill Management, Inc.) and its subsidiaries ("Biofarm" or the "Company") has prepared these unaudited condensed consolidated financial statements in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements.

     These financial statements include all adjustments that are necessary for a fair presentation of the Company's results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results of operations for the interim periods presented are not necessarily indicative of results for the full year.

     Prior period amounts have been reclassified where appropriate to conform to the current year classification for comparative purposes.

     Organization

     Biofarm was incorporated in June 1991 to acquire, operate and develop environmental contracting and consulting companies and related businesses. All operating companies were disposed of or sold in prior years. Presently, the Company is a non-operating shell corporation.

     Principles of consolidation

     The accompanying consolidated financial statements include the accounts of Biofarm, Inc. and its wholly owned subsidiaries after elimination of all intercompany balances and transactions.

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

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 2003 AND 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Loss per common share

     The Company adopted SFAS No. 128, "Earnings Per Share" ("EPS"), which provides for the calculation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the income (loss) of the Company. There is no difference in basic and diluted EPS for the three and nine months ended July 31, 2003 and 2002 since there are no potentially dilutive securities outstanding for either period presented.

NOTE B - SUBSCRIPTIONS RECEIVABLE

     In January 2003, the Company replaced five promissory notes from unrelated individuals for the purpose of subscribing to purchase a total of 950,000 shares of Common Stock for a total of $475,000 with two new promissory notes dated October 31, 2002. The new promissory notes are for $182,450 each and were originally payable, with interest at 4% on or before July 31, 2003. By verbal agreement, the original due date has been extended to October 31, 2003. During the nine months ended July 31, 2003 $111,200 of the promissory notes were collected by the Company, thereby resulting in an aggregate of $253,700 of the notes remaining outstanding at July 31, 2003.

NOTE C - INCOME TAXES

     The Company has deferred tax assets of approximately $4,250,000 as of July 31, 2003, related to net operating loss carryforwards ("NOL"), which have yet to be utilized. As a result of the sale of the Company's operating subsidiaries and the issuance of additional shares of common stock, the amount of the NOL of approximately $12,140,000 may be limited. Also, the utilization of these losses, if available, to reduce the future income taxes will depend upon the generation of sufficient taxable income prior to the expiration of the NOL. Therefore, at July 31, 2003 and 2002, the Company has established a 100% valuation allowance against the deferred tax assets as the likelihood of recognizing this benefit cannot be certain. The net operating losses will expire in various years through June 2022.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 2003 AND 2002

NOTE D - PROPERTY

     The Company owns a property located in Camden, New Jersey, which is carried at zero value. The Company intends to offer such property for sale upon the resolution of certain environmental issues. The amount of liability, if any, associated with the remediation process is not estimable.


NOTE E - ABANDONED INVESTMENTS

     Effective April 30, 2001, the Company entered into a Subscription Agreement with Paragon Sports Group, Inc. (Paragon), pursuant to which the Company subscribed for 800,000 shares of Paragon common stock. Paragon's registration statement was declared effective on January 14, 2002. Paragon did not retain a broker-dealer to sell the additional 400,000 shares of Paragon common stock being offered for sale pursuant to the registration statement. Paragon stated in the registration statement that the management of Paragon would be responsible for the sale of the 400,000 shares. Paragon withdrew its registration statement subsequent to April 14, 2002. During the quarter ended July 31, 2002, the Company wrote-off its investment of $71,989 in Paragon. Currently the Company does not believe that Paragon's management has demonstrated any ability to cause Paragon to become a public entity, either in the United States or abroad.

     On June 5, 2002 the Company entered into a contract to acquire 2,500,000 shares of a company engaged in the transportation logistics business. The transaction was to close simultaneously with the receipt of the audited financial statements of the company, the private placement of $8,000,000 of equity in the company and the declaration of the effectiveness of the company's registration statement by the SEC. The financial statements submitted to the Company were reviewed by the Company's independent auditors to determine compliance with generally accepted accounting principles. The deficiencies noted by the Company's independent auditors have not been resolved. Accordingly, the Company has abandoned the proposed transaction and has recorded advances of $3,432 as a charge to operations during the quarter ended July 31, 2003.

     On October 31, 2002, the Company entered into an agreement to acquire all of the capital stock of Ideal 4X Corporation (Ideal) in exchange for 3,500,000 shares of the Company's common stock. The acquisition of Ideal was contingent upon Ideal raising a minimum of $1 million in a private placement offering, and providing management of the Company independent valuation of the tangible and intangible assets being acquired so that the Company could reflect those assets in the consolidated statements of the Company and Ideal. The Company has abandoned the proposed transaction and has elected to write-off in full its investment in the amount of $15,605.

     On January 21, 2003, the Company entered into an agreement to acquire all of the common stock of Currency Charting Corporation (CCC). The Company was to issue 2,300,000 shares of its common stock in exchange for all of the common stock of CCC. The acquisition of CCC was contingent upon the ability of Ideal to be able to raise a minimum of $1 million in a private placement offering. CCC provides tools for currency traders to assist them in the development of technical indicators to establish trading positions. CCC holds an exclusive license to this software, which was acquired from Fulcrum Inc. (Fulcrum). As part of the terms of the license agreement between CCC and Fulcrum, 35% of the revenue generated from the use of the software was to be paid to Fulcrum. The Company has abandoned the proposed transaction.


NOTE F - COMMITMENTS

     Effective as of July 31, 2003, the Company acquired 600,000 shares of common stock in each of two entities whose Registration Statements have been declared effective. Of the aggregate of 1,200,000 shares, a total of 380,000 of such shares are registered for sale by the Company. The balance of 820,000 shares is subject to the provisions of Rule 144 promulgated under the 1933 Act. The Company is advised that trading will commence in the shares of these two entities during the month of September, 2003.

     The Company has executed a written agreement to acquire 800,000 shares of common stock of a private entity engaged in the hospitality and entertainment industry. The shares to be obtained by the Company will not be registered for sale under the 1933 Act. The private entity will file its Form SB-2 under the 1933 Act coincident with its receipt of its audited financial statements. In addition, the Company has reached an oral agreement to acquire shares in a private entity to be engaged in the organ transplant preservation business. The exact number of shares to be obtained by the Company and the status thereof under the 1933 Act are to be determined.

     On September 2, 2003, the Company and Viva Money Transfer LLC (VIVA) signed a term sheet providing for the acquisition of Viva by the Company. Viva intends to engage in the electronic funds transfer business in London, New York City and in various locations in New Jersey. At this time, Viva does not hold licenses to operate such businesses in New York and New Jersey. The electronic funds transfer business permits expatriate workers to remit funds instantly to their respective homeland families. The former principals of Viva will manage the business for the Company, will absorb all overhead and other expenses and will provide the Company with a net amount for each transfer processed. The Company anticipates that electronic transfer of funds will replace the cumbersome process of mailing checks and money orders, as well as insure the instantaneous receipt of funds by the homeland beneficiary by providing safety and speed of transfer. The transaction with Viva will transform the Company into an operating entity.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 2003 AND 2002


NOTE G - NOTE RECEIVABLE

     The company has a non-interest bearing promissory note in the amount of $5,000 and $4,000 at July 31, 2003 and 2002, respectively, due from an unaffiliated individual. This note has no stated due date.


NOTE H - ISSUANCE OF COMMON SHARES

     On February 19, 2002 the Company issued 174,600 shares of its authorized, unissued common stock in exchange for the collection of $87,300 in subscriptions receivable. On July 15, 2002 the Company issued an additional 126,400 shares of its authorized, unissued common stock in exchange for the collection of $63,200 in subscriptions receivable. On February 20, 2003 the Company issued an additional 160,500 shares of its authorized, unissued common stock in exchange for the collection of $60,400 in subscriptions receivable and $19,875 in payment of the amount previously advanced by the Company in connection with a third party subscription agreement. On June 23, 2003 the Company issued an additional 106,850 shares of its authorized, unissued Common Stock in exchange for the collection of $53,400 in subscriptions receivable. The par value of these shares was removed from additional paid-in capital and credited to common stock. As of August 31, 2003, $24,600 has been collected on subscriptions receivable for which no common stock has been issued.

NOTE I - LITIGATION

     The Company is a defendant in an action that commenced on March 2002 seeking recovery of approximately $3,000,000 that was paid by a foreign insurance company for an insurance settlement. The insurance company paid the settlement on behalf of a company that the insurance company alleges was a subsidiary of Biofarm. In addition, the insurance company alleges that it received an indemnity agreement from the Company related to the insured obligations. The Company is vigorously defending the claim and believes its defenses are substantial. Such defenses include, inter alia, that (a) the plaintiff is not the holder of a legally enforceable indemnity agreement executed by the Company, (b) the purported beneficiary of the indemnity agreement was never a subsidiary of the Company; (c) certain of the bonds allegedly issued pursuant to the indemnity agreement were issued after the Rescission Agreement, dated October 31, 1999, between the Company and Litchfield Continental Ltd. (LCC) was executed, pursuant to which the principals of LCC who executed the alleged indemnity agreement resigned their positions with the Company; and (d) no resolution of the Board of Directors of the Company, and no incumbency certificate and no opinion of counsel, were ever delivered by the Company to the Plaintiff.

Item 2.           Management's Discussion and Analysis or Plan of Operation

         The Company having previously disposed of all its operations, may today be fairly characterized as a non-operating "shell" corporation. Therefore, there is no need for discussion herein of prior results of operations, of year-to-date operating results and comparisons, and of liquidity and capital resources. As of the date hereof, the Company is able to meet its debts as they mature, which obligations consist exclusively of legal, accounting and miscellaneous expenses payable by any public company. The Company has outstanding subscriptions receivable of $253,700 as of July 31, 2003, all of which are due and deemed to be collectible prior to October 31, 2003. During the month of August 2003, the Company collected an additional $21,600 of its subscriptions receivable. Assuming collection of its notes receivable, the Company will have available cash and no liabilities. Current payables consist solely of professional fees and office overhead expenses. Because current accounting rules require that subscriptions receivable for capital stock are deemed to be reductions in equity until such subscriptions are actually paid, amounts for subscriptions receivable and related accrued interest receivable do not appear as an asset on the July 31, 2003 and October 31, 2002, consolidated balance sheets.

         (The following summarizes the current status of pending transactions and negotiations to which the Company is a party):

         A) Reference is made to Item 5 of Form 10-QSB filed by the Company on June 14, 2002, for the second quarter ended April 30, 2002. Such filing reported the transaction between the Company and Fulmer Logistics Corp. (FLC). The Company was to have received an aggregate of 2,500,000 shares of FLC upon the completion of (a) the capital raise by FLC of $8 million, (b) receipt of audited financial statements of FLC, and (c) effectiveness of a registration statement on Form SB-2 relating to a portion of the Company's 2,500,000 shares to permit the distribution thereof to the shareholders of the Company (thereby transforming FLC into a publicly-traded concern). The financial statements submitted to the Company by FLC were reviewed by the Company's independent auditors to determine compliance with accounting regulations and procedures. The deficiencies therein noted by the Company's independent auditors have never been resolved. Accordingly, the Company has abandoned the proposed transaction with FLC.

         B) Effective as of July 31, 2003, the Company entered into a verbal agreement to acquire 600,000 shares of common stock in each of two entities whose Registration Statements have been declared effective. Of the aggregate of 1,200,000 shares, a total of 380,000 of such shares are registered for sale by the Company. The balance of 820,000 shares is subject to the provisions of Rule 144 promulgated under the 1933 Act. The Company is advised that trading will commence in the shares of such two entities during the month of September 2003

         C) The Company has executed a written agreement to acquire 800,000 shares of common stock of a private entity engaged in the hospitality and entertainment industry. The shares to be obtained by the Company will not be registered for sale under the 1933 Act. The private entity will file its Form SB-2 under the 1933 Act coincident with its receipt of its audited financial statements. In addition, the Company has reached a verbal agreement to acquire shares in a private entity to be engaged in the organ transplant preservation business. The exact number of shares to be obtained by the Company and the status thereof under the 1933 Act are to be determined.

         D)       On September 2, 2003, the Company and Viva Money Transfer LLC
                  (VIVA) signed a term sheet providing for the acquisition of Viva by the Company. Viva intends to engage in the electronic funds transfer business in London, New York City and in various locations in New Jersey. At this time, Viva does not hold licenses to operate such businesses in New York and New Jersey. The electronic funds transfer business permits expatriate workers to remit funds instantly to their respective homeland families. The former principals of Viva will manage the business for the Company, will absorb all overhead and other expenses and will provide the Company with a net amount for each transfer processed. The Company anticipates that electronic transfer of funds will replace the cumbersome process of mailing checks and money orders, as well as insure the instantaneous receipt of funds by the homeland beneficiary by providing safety and speed of transfer. The transaction with Viva will transform the Company into an operating entity.

Item 3.           Controls and Procedures

         The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Form 10-QSB, and in other reports required to be filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings.

         Management of the Company, comprised of the Company's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Report.

         Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have determined that the disclosure controls and procedures were and are effectively designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them on a timely basis.

PART II
OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits required to be filed by Item 601 of Regulation S-B

                  31.1  Certification of Chief Executive Officer Pursuant to
                        Section 302 of the Sarbanes-Oxley ct of 2002

                  31.2  Certification of Chief Financial Officer Pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

                  32.1  Certification of Chief Executive Officer Pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

                  32.2  Certification of Chief Financial Officer Pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOFARM, INC.                                     David R. Stith
(Registrant)                                      ------------------------
                                                  David R. Stith
                                                       President

Dated:   September 12, 2003                       Allan Esrine
                                                  ------------------------
                                                  Allan Esrine
                                                  Vice President