Form 10KSB
period 2003-10-31
BIOFARM INC
filed 2004-01-29
CIK 888702

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
         [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended
                  October 31, 2003
                                       OR
         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-20317

                             -----------------------

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

                    Issuer's telephone number: (610) 495-8413

                             -----------------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None

       Securities registered pursuant to Section 12(g) of theExchange Act:

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or my amendment to this Form 10-KSB [ ].

            State issuer's revenues for its most recent fiscal year:
                                     $10,442

         As of December 31, 2003, 5,545,895 shares of Common Stock ($.001 par value) were issued and outstanding. The aggregate market value of the Common Stock held by non-affiliates was approximately $3,009,849 determined by the closing sale price on that date based upon 5,189,395 shares owned by non-affiliates.

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

         Item 5.  Market for Common Equity and Related Stockholder Matters

         Item 6. Management's Discussion and Analysis or Plan of Operation

         Item 7. Financial Statements

         Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Item 8A. Controls and Procedures

Part III

         Item 9. Directors and Executive Officers of the Registrant

         Item 10. Executive Compensation

         Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         Item 12. Certain Relationships and Related Transactions

         Item 13. Exhibits and Reports on Form 8-K



         Item 14.  Principal Accountant Fees and Services

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

ACQUISITION PROPOSALS

         During the fiscal year ended October 31, 2003, the Company filed certain reports and issued certain press releases relating to its proposed acquisition of entities engaged in the currency trading, transportation and electronic funds transmission businesses. None of such proposed acquisitions was consummated. In each instance, either incomplete financial statements, the responsibilities imposed upon management by the recently enacted Sarbanes-Oxley legislation with respect to the financial statements of acquirees for the most recent two-year period, the inability to agree upon the terms of exchange, or the need to raise additional capital to support the business of the proposed acquiree, militated against consummation of the proposed transaction.

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

Item 3.  Legal Proceedings

         Reference is made to Item 1 of Part II of Form 10-QSB filed by the Company on June 14, 2002, for the second quarter ended April 30, 2002, for information concerning an action commenced against the Company by Hermes Kreditversicherungs A.G. In December, 2003, each party filed a motion for summary judgment. Subsequently, plaintiff asked the court for oral argument on the summary judgment motions and for a settlement conference. The principal issues before the court include the authority of the signatories to the alleged indemnity in issue, whether the indemnitee was a subsidiary of the Company, inability of plaintiff to produce an original of the principal surety bond at issue, and whether the Company is liable for losses incurred by plaintiff subsequent to the rescission dated as of October 31, 1999.

Item 4.  Submission of Matters to a Vote of Security Holders

         Inapplicable


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         On July 29, 1992, the Company's Common Stock commenced quotation on the NASDAQ Small Cap Market (NASDAQ) under the symbol GSMI. (The symbol was changed to GEGI coincident with the May 13, 1996, Amendment to the Articles of Incorporation, and to BIOF on June 18, 1998.) The following table sets forth the reported high and low bid and high and low asked quotations for the Company's Common Stock for the period November 1, 2001, to December 31, 2003. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

                                                          Closing                                  Closing
                             High Bid       Low Bid         Bid       High Ask        Low Ask        Ask

      2001
Oct 1 - Dec 31               1.26           0.55           0.82         1.3            0.57          0.93

      2002
Jan 1 - Mar 31               1.0            0.57           0.8          1.05           0.75          0.94
Apr 1 - Jun 30               1.2            0.69           0.82         1.25           0.75          1.02
Jul 1 - Sep 30               1.28           0.61           1.22         1.31           0.9           1.25
Oct 1 - Dec 31               2.1            1.01           1.05         2.25           1.09          1.15

      2003
Jan 1 - Mar 31               1.42           0.75           0.9          1.64           0.93          1.05
Apr 1 - Jun 30               0.93           0.75           0.75         1.1            0.83          0.85
Jul 1 - Sep 30               1.02           0.55           0.75         1.1            0.57          0.9
Oct 1 - Dec 31               1.1            0.53           0.58         1.12           0.59          0.63

   On  January  26_,  2004,
the  closing  bid and asked
prices  were $.62 and $.68,
respectively.

         On November 27, 1996, the Company's Common Stock was delisted from trading on NASDAQ. On April 17, 1997, the Company's Common Stock commenced trading on the OTC Electronic Bulletin Board. Such delisting was prompted by the Company's inability to file a timely Form 10-K with audited financials for the fiscal year ended June 30, 1996. Having been delisted, the Company is now required to meet NASDAQ standards applicable to an initial listing application. There can be no assurance that the Company's Common Stock will be included on NASDAQ even if the NASDAQ initial listing requirements are satisfied, or that thereafter the requirements for continuous listing will continue to be met. In any such event, the Company's Common Stock would continue to be traded on the OTC Electronic Bulletin Board, in which event a shareholder may find it more difficult to dispose of (or to obtain accurate quotations as to the price of) the Company's Common Stock.

         On February 20, 2003, the Company issued an aggregate of 160,500 shares ("Shares") of its Common Stock (par value $.001 per share) to unaffiliated persons in exchange for the payment by such persons of the sum of $80,275, of which $60,400 related to the subscription receivable. On June 23, 2003, the Company issued an aggregate of 106,850 Shares to unaffiliated persons in exchange for the payment by such persons of the sum of $53,400 in subscriptions receivable. On November 5, 2003, the Company issued an aggregate of 306,000 Shares to unaffiliated persons in exchange for the (i) payment by certain of such persons of the sum of $33,000 in subscriptions receivable (received by the Company in October 2003) and (ii) execution by the remainder of such persons of consulting agreements with the Company. There were no fees, discounts or commissions payable by the Company in these transactions. The Shares were issued pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The Shares were issued in transactions not involving a public offering. The certificates representing such Shares are affixed with a restrictive legend preventing the transfer thereof and are the subject of appropriate stop transfer instructions. Subsequent to the issuance of such Shares, the Company received the additional sum of $27,100 in payment of subscriptions receivable, for which additional shares have not yet been issued. All of such $27,100 was received between November 1, 2003 - January 27, 2004. Therefore, the Company has received an aggregate of $553,400 in subscriptions receivable payments since the receipt of a maximum of $750,000 thereof on October 31, 1999, thereby leaving a remaining balance of $196,600 in outstanding subscriptions receivable at January 27, 2004.

         As of the date hereof there are 5,545,895 shares of Common Stock validly issued and outstanding. The aggregate of 1,085,000 shares of Common Stock issued pursuant to two improperly filed Form S-8 filings are not deemed to be validly issued, fully paid and non-assessable because such shares were not registered for public sale, were issued without consideration and were not authorized for issuance by the Board of Directors. There were a total of approximately 600 holders of record as of December 31, 2003. The Company believes, based upon available information, that there are in excess of 1,000 beneficial owners of the Company's Common Stock. No shares of the Company's authorized Preferred Stock have ever been issued.

Dividends

         The payment of dividends, if any, by the Company rests within the discretion of its Board of Directors and depends, among other things, upon the Company's earnings, its capital requirements, it's financial condition, as well as other relevant factors. As of the date hereof, the Company has not issued or declared any dividends. The Company does not anticipate paying any dividends on its Common Stock in the foreseeable future. (See Item 6 hereinafter.)

Item 6. Management's Discussion and Analysis or Plan of Operation

         The Company having disposed of all its operations, may today be fairly characterized as a non-operating "shell" corporation. Therefore, there is no need for discussion herein of prior results of operations, of year-to-date operating results and comparisons, and of liquidity and capital resources. As of the date hereof, the Company is able to meet its debts as they mature, which obligations consist exclusively of legal, accounting and miscellaneous expenses payable by any public company. The Company has outstanding subscriptions receivable of $223,700 as of October 31, 2003, all of which are due and deemed to be collectible prior to July 31, 2004. During the period from November 1, 2003 through December 31, 2003, the Company collected $22,000 of subscriptions receivable outstanding at October 31, 2003. Assuming collection of its subscriptions receivable, the Company will have available cash and no liabilities. Current payables will consist solely of professional fees and office overhead expenses. Because current accounting rules require that subscriptions receivable for capital stock are deemed to be reductions in equity until such subscriptions are actually paid, the $223,700 in outstanding subscriptions receivable, and related accrued interest receivable, do not appear as assets on the Company's consolidated balance sheets.

         Effective as of July 31, 2003, the Company entered into an agreement to acquire 600,000 shares of Common Stock in each of two entities whose Registration Statements have been declared effective under the 1933 Act. A total of 380,000 of such 1,200,000 shares are registered. The balance of 820,000 shares is subject to the provisions of Rule 144 promulgated under the 1933 Act.

         All of the 600,000 shares to be acquired by the Company from the first of such two entities were exchanged (along with all other shareholders) for an aggregate of 653,523.30 shares of another public company. The shareholders of such other public company will vote, on or about January 30-31, 2004, to approve a 20-1 reverse split and to change the corporate name. Thereafter, the total of all of the shares to be owned by the Company will be registered for sale under the 1933 Act, not just the 180,000 shares previously registered. The Company will pay for its 653,523.30 shares with shares of its own Common Stock based upon a formula that values the Company's Common Stock in an amount equal to the proceeds of sale. The 600,000 shares acquired by the Company from the second entity have not yet been delivered. The proceeds to be derived from the sale of any of the foregoing shares will be added to the working capital account of the Company and are not presently earmarked for any specific corporate purpose.

         The Company has executed a written agreement whereby Biofarm will provide consulting services to, and receive as compensation, 800,000 shares of common stock of a private entity engaged in the hospitality and entertainment industry. The shares to be obtained by the Company will not be registered for sale under the 1933 Act. The private entity is expected to file Form SB-2 under the 1933 Act coincident with its receipt of its audited financial statements. No income from this agreement has been recorded by the Company through October 31, 2003.

Item 7.  Financial Statements

         Consolidated Financial Statements and supplementary financial information specified by this Item 7 are presented following Item 14 in Part III of this report.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure

         Inapplicable


Item 8A. Controls and Procedures

         Within the ninety-day period prior to the filing of this report on Form 10-KSB, an evaluation was carried out under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The conclusions of such officers with respect to the effectiveness of the Company's disclosure controls and procedures are set forth hereinafter. Additionally, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such officers' evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses (none of which were found to exist). (See "Certifications" set forth as Exhibits.)


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

         The executive officers, directors and key personnel of the Company are as follows: (the information set forth hereunder is as of the October 31, 2003, end of the fiscal period). Each of the four persons named below occupied the office set forth opposite his/her name from November 15, 1996, until October 5, 1998, and resumed the occupancy of such office on October 31, 1999.

Name                        Age       Positions held with the Company
----                        ---       -------------------------------
David R. Stith              74        President and Director

Herbert S. McDonald         67        Director

Allan Esrine                75        Principal Financial Officer and Director

Desiree L. Pierson          41        Secretary

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

Item 10.   Executive Compensation

         None of the present three directors and officers of the Company has received any remuneration of any kind (including reimbursement of expenses) during the period November 1, 2002, through October 31, 2003. Desiree L. Pierson, Secretary, has received the sum of $600 per month for services rendered to the Company on a part-time basis.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

         All addresses for the executive officers and directors are c/o of Biofarm Inc, 1244 Main Street, Linfield, Pennsylvania 19468.



                               Number of Shares of
Name                           Common Stock               Percentage (%) of
Of Beneficial Owner            Beneficially Owned (1)     Class Outstanding (2)
--------------------           ----------------------     ---------------------

David R. Stith                        86,500                    1.6%
Herbert S. McDonald                   70,000                    1.3%
Allan Esrine                         200,000                    3.6%

Directors and Officers               356,500                    6.4%
  as a Group (3 persons)

------------

(1) Beneficial ownership as reported in the table above has been determined in accordance with Instruction (4) to Item 403 of Regulation S-B of the Securities Exchange Act.

(2) Percentage of class based upon 5,545,895 shares of Common Stock outstanding on December 31, 2003.

Item 12.   Certain Relationships and Related Transactions

         Inapplicable

Item 13.   Exhibits and Reports on Form 8-K

         (a)      1.       All financial statements - see index to
                           Consolidated Financial Statements on page F-1.

         (b)      Exhibits required to be filed by Item 601 of Regulation S-B

                  31.1     Certification of Chief Executive Officer Pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002
                  31.2     Certification of Chief Financial Officer Pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002
                  32.1     Certification of Chief Executive Officer Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002
                  32.2     Certification of Chief Financial Officer Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

         (c) No reports on Form 8-K were filed during the final quarter ended October 31, 2003.




Item 14.   Principal Accountant Fees and Services

            a) AUDIT FEES. The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB, or services that are normally provided by the accountant in connection with the statutory and regulatory filings or engagements for such two fiscal years, amounted to $ 33,675 ($17,650 and $16,025 for the years ended October 31, 2003 and 2002, respectively.

            b) AUDIT RELATED FEES. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Item 9(e)(1) of Schedule 14A, amounted to $ 5,590 ($3,930 and $1,660 for the years ended October 31, 2002 and 2003, respectively). The nature of the services comprising the fees disclosed under this category included research and consultation on matters related to the accounting treatment for various prospective transactions, review of Form 8-K, and discussions on auditor independence.

            c) TAX FEES. There were no fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

            d) ALL OTHER FEES. There were no fees billed in each of the last two fiscal years for products and services provided by the principal accountant other than the services reported in the three preceding paragraphs.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               BIOFARM, INC.



                                      By:  /s/ David R. Stith
                                               ---------------------------------
                                               David R. Stith
                                               President and Director
                                               January 27 , 2004


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signatures                         Title                                  Date
      ----------                         -----                                  ----

/s/ David R. Stith                 President and Director                 January 27, 2004
-------------------------
David R. Stith

/s/ Allan Esrine                   Principal Financial and                January  27, 2004
-------------------------          Accounting Officer and Director
Allan Esrine

                                   Director
/s/ Herbert S. McDonald                                                   January   27, 2004
-------------------------
Herbert S. McDonald



                                  Biofarm, Inc.

                            OCTOBER 31, 2003 AND 2002

                                TABLE OF CONTENTS

                                                                     Page

Independent Auditors' Report.........................................F-2

Consolidated Financial Statements

       Balance Sheets................................................F-3

       Statements of Operations......................................F-4

       Statements of Changes in Stockholders' Equity.................F-5

       Statements of Cash Flows......................................F-6

       Notes to Consolidated Financial Statements....................F-7 - F-13

                          Independent Auditors' Report

The Stockholders and Board of Directors
Biofarm, Inc.
Linfield, Pennsylvania

         We have audited the accompanying consolidated balance sheets of Biofarm, Inc. as of October 31, 2003 and 2002 and the related consolidated statements of operations, changes in Stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biofarm, Inc. as of October 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the consolidated financial statements, the Company has negative working capital and its dependency on collecting an outstanding subscription receivable raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                          ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
January 23, 2004
                                       F-2

                                  BIOFARM, INC.
                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 2003 AND 2002



                                     ASSETS

                                                                       2003            2002
                                                                  ------------    ------------
CURRENT ASSETS
    Cash and cash equivalents                                     $        393    $        363
                                                                  ------------    ------------
           Total current assets                                            393             363

OTHER ASSETS
    Note receivable                                                       --             4,000
    Advances to investees                                                 --               932
                                                                  ------------    ------------
           Total other assets                                             --             4,932
                                                                  ------------    ------------

           Total Assets                                           $        393    $      5,295
                                                                  ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                              $     81,623    $     94,803
                                                                  ------------    ------------
           Total current liabilities                                    81,623          94,803

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY (DEFICIT)

Preferred stock, $.001 par value; 5,000,000
    Shares authorized, none issued
Common stock, $.001 par value; 25,000,000
    shares authorized, 5,240,280 shares issued and
    5,239,895 shares outstanding in 2003 and
    4,972,930 shares issued and 4,972,545 shares
    outstanding in 2002                                                  5,241           4,973
Additional paid-in capital                                          17,083,688      17,083,956
Accumulated deficit                                                (16,919,485)    (16,797,005)
Stock subscriptions receivable                                        (223,700)       (364,900)
Accrued interest on stock subscriptions receivable                     (25,987)        (15,545)
                                                                  ------------    ------------
                                                                       (80,243)        (88,521)
Less treasury stock, at cost, 385 shares                                  (987)           (987)
                                                                  ------------    ------------
    Total Stockholders Equity (Deficit)                                (81,230)        (89,508)
                                                                  ------------    ------------

    Total Liabilities and Stockholders Equity (Deficit)           $        393    $      5,295
                                                                  ============    ============








              The accompanying notes are an integral part of these
                        consolidated financial statements

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEARS ENDED OCTOBER 31, 2003 AND 2002



                                                    2003                2002
                                                -----------         -----------
Revenue
Interest                                        $    10,442              15,545
                                                -----------         -----------
                                                     10,442              15,545

General and administrative expenses                 113,885             141,405
Write-off of investments                             19,037              71,989
                                                -----------         -----------
                                                    132,922             213,394
                                                -----------         -----------

           NET LOSS                             $  (122,480)        $  (197,849)
                                                ===========         ===========


Basic and diuted loss per common share          $     (0.02)        $     (0.04)
                                                ===========         ===========

Weighted-average number of common shares
    outstanding                                   5,122,969           4,829,970
                                                ===========         ===========































              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      YEARS ENDED OCTOBER 31, 2003 AND 2002



                                           Shares
                                             of                            Additional
                                           Common          Common            Paid-In           Accumulated       Subscriptions
                                           Stock           Stock             Capital             Deficit          Receivable
                                        -------------   -------------   ------------------   -----------------   --------------

Balance, November 1, 2001               4,671,930       $      4,672       $ 17,084,257        $(16,599,156)     $   (465,200)

Issuance of common stock                  301,000                301               (301)               --                --

Payments collected on subscription
  receivable from related party              --                 --                 --                  --             100,300

Interest accrued on subscriptions
   receivable                                --                 --                 --          $    (15,545)          (15,545)

Net loss                                     --                 --                 --              (197,849)             --
                                     ------------       ------------       ------------        ------------      ------------

Balance, October 31, 2002               4,972,930              4,973         17,083,956         (16,797,005)         (364,900)

Issuance of common stock                  267,350                268               (268)               --                --

Payments collected on subscription
  receivable from related party              --                 --                 --                  --             141,200

Interest accrued on subscriptions
   receivable                                --                 --                 --                  --                --

Net loss                                     --                 --                 --              (122,480)             --
                                     ------------       ------------       ------------        ------------      ------------

Balance, October 31, 2003               5,240,280       $      5,241       $ 17,083,688        $(16,919,485)     $   (223,700)
                                     ============       ============       ============        ============      ============








                                           Accrued
                                         Interest on                         Total
                                        Subscriptions      Treasury      Stockholders'
                                         Receivable         Stock       Equity (Deficit)
                                        --------------   -------------   --------------

Balance, November 1, 2001               $       --       $       (987)     $     23,586

Issuance of common stock                        --                --                --

Payments collected on subscription
  receivable from related party                 --                --            100,300

Interest accrued on subscriptions
   receivable                           $    (15,545)             --            (15,545)

Net loss                                         --               --           (197,849)
                                        ------------     ------------      ------------

Balance, October 31, 2002                    (15,545)            (987)          (89,508)

Issuance of common stock                         --               --                --

Payments collected on subscription
  receivable from related party
                --               --            141,200

Interest accrued on subscriptions
   receivable                                (10,442)             --            (10,442)

Net loss                                         --               --            (122,480)
                                        ------------     ------------      ------------

Balance, October 31, 2003               $    (25,987)    $       (987)     $    (81,230)
                                        ============     ============      ============






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED OCTOBER 31, 2003 AND 2002


                                                        2003         2002
                                                     ---------    ---------
OPERATING ACTIVITIES
    Net loss                                         $(122,480)   $(197,849)
    Adjustments to reconcile net loss to cash
       utilized by operating activities:
       Write-off of investments                         19,037       71,989
    Interest accrued on subscriptions receivable       (10,442)     (15,545)
    Changes in:
       Accounts payable                                (13,180)      57,525
                                                     ---------    ---------
    Net cash utilized by operating activities         (127,065)     (83,880)

INVESTING ACTIVITIES
    Advances for note receivable                        (1,000)        --
    Repayments for note receivable                       5,000         --
    Advances to abandoned investee companies           (18,105)     (16,057)
                                                     ---------    ---------

    Net cash utilized by investing activities          (14,105)     (16,057)

FINANCING ACTIVITIES
    Payments received for subscriptions receivable     141,200      100,300
                                                     ---------    ---------

    Net cash provided by financing activities          141,200      100,300
                                                     ---------    ---------

       INCREASE IN CASH                                     30          363

Cash, beginning of period                                  363         --
                                                     ---------    ---------

Cash, end of period                                  $     393    $     363
                                                     =========    =========

















              The accompanying notes are an integral part of these
                        consolidated financial statements

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     Organization

     Biofarm, Inc. ("Biofarm" or the "Company") was incorporated in June 1991 to acquire, operate and develop environmental contracting and consulting companies and related businesses. All operating companies were disposed of or sold in prior years. Presently, the Company is a non-operating shell corporation (See Note B).

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

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Loss per common share

     The Company adopted SFAS No. 128, "Earnings Per Share" ("EPS"), which provides for the calculation of basic and diluted EPS. Basic EPS includes no dilution and is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the income (loss) of the Company. There is no difference in basic and diluted EPS for the years ended October 31, 2003 and 2002 since there are no potentially dilutive securities outstanding for either period presented.

     Reclassifications

     Certain amounts in 2002 have been reclassified to conform to the 2003 presentation.


NOTE B - OPERATIONS

     The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. At October 31, 2003, the Company has total assets of $393 and total liabilities of $81,623. The Company's recent operations have consisted of administrative costs, net of interest income, to maintain the Company, and identifying potential investment and acquisition opportunities. The Company's ability to operate in the immediate future is highly dependent upon its continuing ability to collect subscriptions receivable related to purchases of its Common Stock. The Company's efforts to identify potential investment and acquisition opportunities have not resulted in any consummated transactions to date.

     These factors indicate that there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

     The Company continues to seek potential investment and acquisition opportunities. The Company's ability to operate beyond the immediate future is dependent on its ability to consummate investment or acquisition transactions to fund its ongoing operations, or successfully obtain other financing. No assurances can be given that the Company will be successful in identifying and consummating an investment or acquisition transaction, or in obtaining other financing.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002



NOTE C - SUBSCRIPTIONS RECEIVABLE

     In January 2003, the Company replaced five promissory notes from unrelated individuals for the purpose of subscribing to purchase a total of 950,000 shares of Common Stock for a total of $475,000 with two new promissory notes dated October 31, 2002. The new promissory notes were for $182,450 each and were originally payable, with interest at 4%, on or before July 31, 2003. The original due date was extended to October 31, 2003. During the year ended October 31, 2003 $141,200 of the promissory notes were collected by the Company, thereby resulting in an aggregate of $223,700 of the notes remaining outstanding.

     On October 31, 2003, the remaining outstanding balance of the two notes was replaced with one new promissory note dated October 31, 2003. This new promissory note in the amount of $223,700 is payable, with interest at 4%, on or before July 31, 2004.


NOTE D - INCOME TAXES

     The Company has deferred tax assets of approximately $ $4,300,000 and $4,250,000 as of October 31, 2003 and 2002, respectively, related to net operating loss carryforwards ("NOL"), which have yet to be utilized. As a result of the sale of the Company's operating subsidiaries and the issuance of additional shares of common stock, the amount of the NOL of approximately $12,270,000 may be limited. Also, the utilization of these losses, if available, to reduce the future income taxes will depend upon the generation of sufficient taxable income prior to the expiration of the NOL. Therefore, at October 31, 2003 and 2002, the Company has established a 100% valuation allowance against the deferred tax assets as the likelihood of recognizing this benefit cannot be certain. The net operating losses will expire in various years through June 2022.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002



NOTE E - PROPERTY

     The Company owns a property located in Camden, New Jersey, which is carried at zero value. The Company intends to offer such property for sale upon the resolution of certain environmental issues. The amount of liability, if any, associated with the remediation process is not estimable.


NOTE F - ABANDONED INVESTMENTS

     Effective April 30, 2001, the Company entered into a Subscription Agreement with Paragon Sports Group, Inc. (Paragon), pursuant to which the Company subscribed for 800,000 shares of Paragon common stock. Paragon's registration statement was declared effective on January 14, 2002. Paragon did not retain a broker-dealer to sell the additional 400,000 shares of Paragon common stock being offered for sale pursuant to the registration statement. Paragon stated in the registration statement that the management of Paragon would be responsible for the sale of the 400,000 shares. Paragon withdrew its registration statement subsequent to April 14, 2002. During the quarter ended October 31, 2002, the Company wrote-off its investment of $71,989 in Paragon. Currently the Company does not believe that Paragon's management has demonstrated any ability to cause Paragon to become a public entity, either in the United States or abroad.

     On June 5, 2002 the Company entered into a contract to acquire 2,500,000 shares of a company engaged in the transportation logistics business. The transaction was to close simultaneously with the receipt of the audited financial statements of the company, the private placement of $8,000,000 of equity in the company and the declaration of the effectiveness of the company's registration statement by the SEC. The financial statements submitted to the Company were reviewed by the Company's independent auditors to determine compliance with generally accepted accounting principles. The deficiencies noted by the Company's independent auditors have not been resolved. Accordingly, the Company has abandoned the proposed transaction and has recorded advances of $3,432 as a charge to operations during the year ended October 31, 2003.

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

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002



NOTE F - ABANDONED INVESTMENTS (Continued)

     On January 21, 2003, the Company entered into an agreement to acquire all of the common stock of Currency Charting Corporation (CCC). The Company was to issue 2,300,000 shares of its common stock in exchange for all of the common stock of CCC. The acquisition of CCC was contingent upon the ability of Ideal to be able to raise a minimum of $1 million in a private placement offering. The Company has abandoned the proposed transaction.


NOTE G - COMMITMENTS

     Effective as of July 31, 2003, the Company entered into an agreement to acquire 600,000 shares of common stock in each of two entities whose Registration Statements have been declared effective. Of the aggregate of 1,200,000 shares, a total of 380,000 of such shares are registered. The balance of 820,000 shares is subject to the provisions of Rule 144 promulgated under the 1933 Act.

     All of the 600,000 shares to be acquired from the first of these two entities were exchanged (along with all other shareholders) for an aggregate of 653,523.30 shares of another public entity. The shareholders of this other public entity will vote on or about January 30 or 31, 2004, to approve a 20-1 reverse split and to change the corporate name. Thereafter, the total of all of the shares to be owned by the Company will be registered for sale under the 1933 Act, not just the 180,000 shares previously registered. The Company will pay for its 653,523.30 shares with shares of its own Common Stock based upon a formula that values the Company's Common Stock in an amount equal to the proceeds of sale. The 600,000 shares acquired by the Company from the second entity have not yet been delivered. The proceeds to be derived from the sale of any of the foregoing shares will be added to the working capital account of the Company and are not presently earmarked for any specific corporate purpose.

     The Company has executed a written agreement whereby Biofarm will provide consulting services to, and receive as compensation, 800,000 shares of common stock of a private entity engaged in the hospitality and entertainment industry. The shares to be obtained by the Company will not be registered for sale under the 1933 Act. The private entity is expected to file Form SB-2 under the 1933 Act coincident with its receipt of its audited financial statements. No income from this agreement has been recorded by the Company through October 31, 2003.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002



NOTE H - NOTE RECEIVABLE

     The company had a non-interest bearing promissory note in the amount of $4,000 at October 31, 2002, due from an unaffiliated individual. This note had no stated due date. This note was fully repaid at October 31, 2003.


NOTE I - ISSUANCE OF COMMON SHARES

     On February 19, 2002 the Company issued 174,600 shares of its authorized, unissued Common Stock in exchange for the collection of $87,300 in subscriptions receivable. On July 15, 2002 the Company issued an additional 126,400 shares of its authorized, unissued Common Stock in exchange for the collection of $63,200 in subscriptions receivable.

     On February 20, 2003 the Company issued an additional 160,500 shares of its authorized, unissued Common Stock in exchange for the collection of $80,275 of which $60,400 related to the subscription receivable On June 23, 2003 the Company issued an additional 106,850 shares of its authorized, unissued Common Stock in exchange for the collection of $53,400 in subscriptions receivable. The par value of the shares issued related to subscriptions receivable was removed from additional paid-in capital and credited to Common Stock. As of October 31, 2003 and 2002, $33,000 and $5,600, respectively, had been collected on subscriptions receivable for which no common stock has been issued through those dates.

NOTE J - LITIGATION

     The Company is a defendant in an action that commenced in March, 2002, seeking recovery of approximately $3,000,000 that was allegedly paid by a German insurance company as settlement on a surety bond claim. The insurance company paid the settlement on behalf of a company that the insurance company alleges was a subsidiary of the Company. The insurance company alleges that it received an indemnity agreement from the Company related to the insured obligations. In December 2003, each party filed a motion for summary judgment. Subsequently, the plaintiff asked the court for oral argument on the summary judgment motions and for a settlement conference. The principal issues before the court include the authority of the signatories to the alleged indemnity in issue, whether the indemnitee was a subsidiary of the Company, inability of plaintiff to produce an original of the principal surety bond at issue, and whether the Company is liable for losses incurred by plaintiff subsequent to the rescission dated as of October 31, 1999. The Court granted the request for oral argument and noticed a hearing thereon for January, 2004.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2003 AND 2002



NOTE K - SUBSEQUENT EVENTS

     In October 2003, the Company entered into an exchange agreement with VIVA money transfer LLC (VIVA) for the acquisition of VIVA by the Company. In January 2004, the Company and VIVA rescinded the agreement.

     On November 5, 2003, the Company issued an aggregate of 306,000 Shares to unaffiliated persons in exchange for the (i) payment by certain of such persons of the sum of $33,000 (received by the Company in October 2003 - see Note I) and (ii) execution by the remainder of such persons of consulting agreements with the Company. There were no fees, discounts or commissions payable by the Company in these transactions.