Form 10QSB
period 2004-01-31
BIOFARM INC
filed 2004-03-15
CIK 888702

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
         |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
               January 31, 2004

         |_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                  to
                                        ----------------    ----------------

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

                Yes |X|                           No |_|


      The number of shares outstanding of the Issuer's Common Stock, $.001 par value, as of March 12, 2004, was 5,545,895.

--------------------------------------------------------------------------------

                                  BIOFARM, INC.

                                   Form 10-QSB

                                      INDEX

PART I  FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
Item 1. Financial Statements (Unaudited)
        Consolidated Balance Sheets                                         F-1
             January 31, 2004 and October 31, 2003

        Consolidated Statements of Operations - Three months ended          F-2
             January 31, 2004 and 2003

        Consolidated Statements of Changes in Stockholders' Equity          F-3

        Consolidated Statements of Cash Flows -Three months ended           F-4
             January 31, 2004 and 2003

        Notes to Financial Statements                                       F-5

Item 2. Management's Discussion and Analysis or Plan of Operation             1

Item 3. Controls and Procedures                                               1

PART II OTHER INFORMATION                                                     2

Item 6. Exhibits and Reports on Form 8-K                                      2

        Signatures                                                            2

        Certification pursuant to Sarbanes-Oxley Act of 2002                  3

        Signatures                                                            4

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS
                                  BIOFARM, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                          ASSETS

                                                                JANUARY 31,       OCTOBER 31,
                                                                   2004              2003
                                                               ------------      ------------
CURRENT ASSETS
Cash and cash equivalents                                      $        559      $        393
                                                               ------------      ------------
Total current assets                                                    559               393
                                                               ------------      ------------

Total Assets                                                   $        559      $        393
                                                               ============      ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                               $     96,867      $     81,623
                                                               ------------      ------------
Total current liabilities                                            96,867            81,623

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value; 5,000,000
  Shares authorized, none issued
Common stock, $.001 par value; 25,000,000
  shares authorized, 5,546,280 shares issued and
  5,545,895 shares outstanding in 2004 and
  5,240,280 shares issued and 5,239,895 shares
  outstanding in 2003                                                 5,547             5,241
Additional paid-in capital                                       17,083,382        17,083,688
Accumulated deficit                                             (16,959,697)      (16,919,485)
Stock subscription receivable                                      (196,600)         (223,700)
Accrued interest on stock subscription receivable                   (27,953)          (25,987)
                                                               ------------      ------------
                                                                    (95,321)          (80,243)
Less treasury stock, at cost, 385 shares                               (987)             (987)
                                                               ------------      ------------
Total Stockholders' Equity                                          (96,308)          (81,230)
                                                               ------------      ------------

Total Liabilities and Stockholders' Equity                     $        559      $        393
                                                               ============      ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        THREE MONTHS ENDED JANUARY 31,
                                                        ------------------------------
                                                            2004             2003
                                                         -----------      -----------
Revenue
  Interest                                               $     1,966      $     3,101
                                                         -----------      -----------
                                                               1,966            3,101

General and administrative expenses                           42,178           18,599
                                                         -----------      -----------

NET LOSS                                                 $   (40,212)     $   (15,498)
                                                         ===========      ===========

Basic loss per common share                              $     (0.01)     $        --
                                                         ===========      ===========

Weighted-average number of common shares outstanding       5,539,628        4,972,545
                                                         ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                      SHARES                                                                INTEREST    ACCRUED
                                        OF              ADDITIONAL                                             ON        TOTAL
                                      COMMON   COMMON    PAID-IN     ACCUMULATED  SUBSCRIPTION SUSCRIPTIONS TREASURY  STOCKHOLDERS'
                                      STOCK     STOCK    CAPITAL       DEFICIT     RECEIVABLE   RECEIVABLE    STOCK      EQUITY
                                    ---------  ------  ------------  ------------  ----------   ----------  --------  -------------
Balance, November 1, 2002           4,972,930  $4,973  $ 17,083,956  $(16,797,005)  $(364,900)   $(15,545)    $(987)    $ 291,924

Issuance of common stock              267,350     268          (268)           --          --          --        --            --

Payments collected on subscription
receivable from related party              --      --            --            --     141,200          --        --            --

Interest accrued on subscriptions
receivable                                 --      --            --            --          --     (10,442)       --            --

Net loss                                   --      --            --      (122,480)         --          --        --      (122,480)
                                    ---------  ------  ------------  ------------   ---------    --------     -----     ---------

Balance, October 31, 2003           5,240,280   5,241    17,083,688   (16,919,485)   (223,700)    (25,987)     (987)      169,444

Issuance of common stock              306,000     306          (306)                                                           --

Payments collected on subscription
receivable from related party              --      --            --            --      27,100                                  --

Interest accrued on subscriptions
receivable                                 --      --            --            --          --      (1,966)       --            --

Net loss                                   --      --            --       (40,212)         --          --        --       (40,212)
                                    ---------  ------  ------------  ------------   ---------    --------     -----     ---------

Balance, January 31, 2004           5,546,280  $5,547  $ 17,083,382  $(16,959,697)  $(196,600)   $(27,953)    $(987)    $ 129,232
                                    =========  ======  ============  ============   =========    ========     =====     =========

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                              THREE MONTHS ENDED JANUARY 31,
                                              ------------------------------
                                                    2004         2003
                                                 --------      --------

OPERATING ACTIVITIES
Net loss                                         $(40,212)     $(15,498)
Adjustments to reconcile net loss to cash
utilized by operating activities:
Interest accrued on subscriptions receivable       (1,966)       (3,101)
Changes in:
Accounts payable                                   15,244        (1,356)
                                                 --------      --------

Net cash utilized by operating activities         (26,934)      (19,955)

INVESTING ACTIVITIES
Advances to developing companies                       --       (10,000)
                                                 --------      --------

Net cash utilized by investing activities              --       (10,000)

FINANCING ACTIVITIES
Payments of subscriptions receivable               27,100        54,800
                                                 --------      --------

Net cash provided by financing activities          27,100        54,800
                                                 --------      --------

INCREASE IN CASH                                      166        24,845

Cash, beginning of period                             393           363
                                                 --------      --------

Cash, end of period                              $    559      $ 25,208
                                                 ========      ========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2004 AND 2003

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

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2004 AND 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income taxes

Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

Loss per common share

The Company reports basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share" ("EPS"). There is no difference in basic and diluted EPS for the three months ended January 31, 2004 and 2003 since there are no potentially dilutive securities outstanding for either period presented.

NOTE B - OPERATIONS

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. At January 31, 2004, the Company has total assets of $559 and total liabilities of $96,867. The Company's recent operations have consisted of administrative costs, net of interest income, to maintain the Company, and identifying potential investment and acquisition opportunities. The Company's ability to operate in the immediate future is highly dependent upon its ability to collect subscriptions receivable related to purchases of its common stock. Through March 1, 2004, the Company has collected $568,100 of an original aggregate of $750,000 in subscriptions receivable. The Company considers the remaining subscription receivable balance of $181,900 at March 1, 2004 to be fully collectible. Collection of the remaining subscription receivables of $181,900 would place the Company in a debt free position, with the potential earnings from any consummated transaction then available to fund future operations and other activities.

These factors indicate that there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Although the Company's efforts to identify potential investment and acquisition opportunities have not resulted in any consummated transactions to date, the Company continues to seek opportunities. The Company's ability to operate beyond the immediate future is dependent on its ability to consummate investment or acquisition transactions to fund its ongoing operations, or successfully obtain other financing. No assurances can be given that the Company will be successful in identifying and consummating an investment or acquisition transaction, or in obtaining other financing.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2004 AND 2003

NOTE C - SUBSCRIPTIONS RECEIVABLE

The Company has $196,600 and $223,700 of stock subscriptions receivable at January 31, 2004 and October 31, 2003, respectively. The stock subscriptions receivable bear interest at 4%, and are due on or before July 31, 2004. The Company also has accrued interest receivable related to the stock subscriptions receivable of $27,953 and $25,987 at January 31, 2004 and October 31, 2003, respectively.

NOTE D - INCOME TAXES

The Company has deferred tax assets of approximately $4,300,000 as of January 31, 2004, related to net operating loss carryforwards ("NOL"), which have yet to be utilized. As a result of the sale of the Company's operating subsidiaries and the issuance of additional shares of common stock, the amount of the NOL of approximately $12,270,000 may be limited. Also, the utilization of these losses, if available, to reduce the future income taxes will depend upon the generation of sufficient taxable income prior to the expiration of the NOL. Therefore, at January 31, 2004 , the Company has established a 100% valuation allowance against the deferred tax assets as the likelihood of recognizing this benefit cannot be certain. The net operating losses will expire in various years through June 2022.

NOTE E - PROPERTY

The Company owns a property located in Camden, New Jersey, which is carried at zero value. The Company intends to offer such property for sale upon the resolution of certain environmental issues. The amount of liability, if any, associated with the remediation process is not estimable.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2004 AND 2003

NOTE F - ABANDONED INVESTMENTS

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

On October 31, 2002, the Company entered into an agreement to acquire all of the capital stock of Ideal 4X Corporation (Ideal) in exchange for 3,500,000 shares of the Company's common stock. The acquisition of Ideal was contingent upon Ideal raising a minimum of $1 million in a private placement offering, and providing management of the Company independent valuation of the tangible and intangible assets being acquired so that the Company could reflect those assets in the consolidated statements of the Company and Ideal. The Company has abandoned the proposed transaction and has elected to write-off in full its investment in the amount of $15,605 during the year ended October 31, 2003.

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

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2004 AND 2003

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

The Company is advised that trading commenced in the shares of one of these two entities during the month of February, 2004. The 600,000 shares owned by the Company of the entity whose shares commenced to trade publicly in February, 2004, were exchanged for an aggregate of 653,523 shares, all of which are being registered under the 1933 Act. The Company will pay for its 653,523 shares with shares of its own Common Stock based upon a formula that values the Company's Common Stock in an amount equal to the proceeds of sale. The 600,000 shares acquired by the Company from the second entity have not yet been delivered. The proceeds to be derived from the sale of any of these shares will be added to the working capital account of the Company and are not presently earmarked for any specific corporate purpose.

The Company has executed a written agreement to acquire, in exchange for consulting services, 800,000 shares of common stock of a private entity engaged in the hospitality and entertainment industry. The shares to be obtained by the Company will not be registered for sale under the 1933 Act. The private entity will file its Form SB-2 under the 1933 Act coincident with its receipt of its audited financial statements. No income from this transaction has been recorded by the Company through January 31, 2004.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2004 AND 2003

NOTE G - ISSUANCE OF COMMON SHARES

On February 20, 2003 the Company issued 160,500 shares of its authorized, unissued common stock in exchange for the collection of $60,400 in subscriptions receivable and $19,875 in payment of the amount previously advanced by the Company in connection with a third party subscription agreement. On June 23, 2003 the Company issued an additional 106,850 shares of its authorized, unissued Common Stock in exchange for the collection of $53,400 in subscriptions receivable. On November 5, 2003, the Company issued an additional 306,000 shares to unaffiliated persons in exchange for the (i) payment by certain of such persons of the sum of $33,000 (received by the Company through October 31, 2003), and (ii) execution by the remainder of such persons of consulting agreements with the Company. There were no fees, discounts or commissions payable by the Company in these transactions. The par value of these shares was removed from additional paid-in capital and credited to common stock.

During the three month period ended January 31, 2004, the Company collected $27,100 of stock subscriptions receivable. Additionally, during the period from February 1, 2004 through March 1, 2004, the Company collected an additional $9,600 of stock subscriptions receivable. No common stock was issued in connection with any subscriptions collected during the period subsequent to October 31, 2003.

ITEM 2. PLAN OF OPERATION

The Company having previously disposed of all its operations, may today be fairly characterized as a non-operating "shell" corporation. Therefore, there is no need for discussion herein of prior results of operations, of year-to-date operating results and comparisons, and of liquidity and capital resources. As of the date hereof, the Company is able to meet its debts as they mature, which obligations consist exclusively of legal, accounting and miscellaneous expenses payable by any public company. The Company has outstanding subscriptions receivable of $196,600 as of January 31, 2004, all of which are due and deemed to be collectible prior to July 31, 2004. During the period from November 1, 2003 through January 31, 2004, the Company collected $27,100 of outstanding subscriptions receivable. Additionally, during the period from February 1, 2004 through March 1, 2004, the Company collected an additional $9,600 of outstanding subscription receivable. Assuming collection of its subscriptions receivable, the Company will have available cash and no liabilities. Current payables consist solely of professional fees and office overhead expenses. Because current accounting rules require that subscriptions receivable for capital stock are deemed to be reductions in equity until such subscriptions are actually paid, amounts for subscriptions receivable and related accrued interest receivable do not appear as an asset on the January 31, 2004, consolidated balance sheets.

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


BIOFARM, INC.                                    /s/ David R. Stith
(Registrant)                                     -------------------------------
                                                 David R. Stith
                                                 President


Dated: March 15, 2004                            /s/ Allan Esrine
                                                 -------------------------------
                                                 Allan Esrine
                                                 Vice President