Form 10KSB/A
period 2003-10-31
BIOFARM INC
filed 2004-04-16
CIK 888702

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

Form 10-KSB, filed by the Company on January 29, 2004, for the fiscal year ended
 October 31, 2003, is amended as applicable only to the Items mentioned below:


                                TABLE OF CONTENTS


Part I

         Item 2.     Description of Property

         Item 3.     Legal Proceedings


Part II

         Item 5.     Market for Common Equity and Related Stockholder Matters

         Item 6.     Management's Discussion and Analysis or Plan of Operation

         Item 7.     Financial Statements

         Item 8A.    Controls and Procedures

FORM 10-KSB previously filed on January 29, 2004, for the fiscal period ended October 31, 2003, is amended hereby as follows:

Item 2.     Description of Property

                  The principal office of the Company in the United States is located at 1244 Main Street, Linfield, Pennsylvania 19468. Such premises are used solely for mail and telephone purposes. Through a subsidiary, the Company owns approximately 10 acres of land (waterfront property) in Camden, New Jersey. As an owner of real estate formerly used in providing comprehensive environmental services, including the handling of hazardous materials, the subsidiary may be subject to environmental cleanup liability, regardless of fault, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. While operating its former business at the site, a site inspection report was prepared for the U.S. Environmental Protection Agency in May 1989, which concluded that no further remedial action was required. In August 1996, the subsidiary performed a preliminary site assessment, which recommended additional investigations at the site, but did not conclude that any environmental liability had been incurred. No additional testing has been performed by the subsidiary since that date, nor has the subsidiary received any reports from regulatory agencies concerning the site. In assessing its potential liability related to environmental remediation, the subsidiary has not accrued any amounts, as management has not determined that it is probable that a liability has been incurred. In performing its assessment, the subsidiary considered factors, including; the subsidiary has not been identified as a potentially responsible party; there are no other parties identified as potentially responsible parties at the site; the site is not on the National Priorities List; and there have not been any proceedings against the subsidiary related to potential liability for environmental remediation at the site. The subsidiary intends to offer such property for sale upon completion of additional testing and investigation of the site, and remediation of any findings.

                  It is the position of the Company that, should its subsidiary receive claims that it is or may be liable for environmental cleanup costs and related damages, and should the Company also be named a party defendant, the Company will vigorously defend any such claims based upon the facts and the current laws and regulations applicable to environmental matters. Buttressing the Company's position (and consistent with the general rule of corporate law), the United States Supreme Court decided in a "superfund" matter that nonoperating parent companies are not responsible for the environmental problems of wholly owned subsidiaries.

Item 3.     Legal Proceedings

                  Reference is made to Item 1 of Part II of Form 10-QSB filed by the Company on June 14, 2002, for the second quarter ended April 30, 2002, for information concerning an action commenced against the Company by Hermes Kreditversicherungs A.G. Each party's cross motion for summary judgment was denied. Plaintiff asked the Court for a settlement conference. At such settlement conference the parties agreed that plaintiff's suit against the Company would be dismissed, that a new party defendant subsidiary would be substituted for the Company, and that the assets and liabilities of the Company would be downstreamed to such new subsidiary. The purpose of such agreement is to permit the Company to effect the acquisition of an operating entity without that entity being subjected to the possible adverse consequences of an entry of judgment in favor of plaintiff. The Company believes that such arrangement will finally permit the Company to consummate an acquisition. However, no assurance may be given of the nature or timing of such acquisition. Unless previously settled, the parties have agreed to be placed on the trial calendar upon the expiration of ninety days from the date of entry of the order of substitution. Such entry is expected to be filed shortly.

Item 5. Market for Common Equity and Related Stockholder Matters (second paragraph (page 4) is amended to read as follows:

                  As of April 6, 2004, there are 5,545,895 shares of Common
            Stock validly issued and outstanding. The aggregate of 1,085,000 shares of Common Stock issued pursuant to two improperly filed Form S-8 filings are not deemed to be validly issued, fully paid and non-assessable because such shares were not registered for public sale, were issued without consideration and were not authorized for issuance by the Board of Directors. Such 1,085,000 shares are not included in the number of issued and outstanding shares (5,545,895) as of April 6, 2004. The Company has no intention of attempting to reissue and register such 1,085,000 shares in the future. There were a total of approximately 600 holders of record as of April 6, 2004. The Company believes, based upon available information, that there are in excess of 1,000 beneficial owners of the Company's Common Stock. No shares of the Company's authorized Preferred Stock have ever been issued.

Item 6. Management's Discussion and Analysis or Plan of Operation (first paragraph (page 5) is amended to read as follows:

                  The Company having disposed of all its operations, may today be fairly characterized as a non-operating "shell" corporation. Therefore, there is no need for discussion herein of prior results of operations and of year-to-date operating results and comparisons. The Company's liquidity is predicated upon the continuing collection of its subscriptions receivable, its principal source of capital.

            The Company believes that the entirety of the remaining principal amount of subscriptions receivable ($182,200) is collectible. Since October 31, 1999, an aggregate of $567,800 of such subscriptions receivable has been collected by the Company. The Company's ability to continue as a going concern is dependent upon its ability to collect its subscriptions receivable. This going concern contingency will remain unless and until the Company concludes the acquisition of a profitable business. As of the date hereof, the Company is able to meet its debts as they mature, which obligations consist exclusively of legal, accounting and miscellaneous expenses payable by any public company. The Company has outstanding subscriptions receivable of $182,000 as of April 6, 2004, all of which are due and deemed to be collectible prior to July 31, 2004. During the period from November 1, 2003, through April 6, 2003, the Company collected $41,700 of subscriptions receivable outstanding at October 31, 2003. Assuming collection of its subscriptions receivable, the Company will have available cash and no liabilities. Current payables will consist solely of professional fees and office overhead expenses. Because current accounting rules require that subscriptions receivable for capital stock are deemed to be reductions in equity until such subscriptions are actually paid, the $182,000 in outstanding subscriptions receivable, and related accrued interest receivable, do not appear as assets on the Company's consolidated balance sheets.

                  The Company has completed the acquisition of an aggregate of
            653,523 shares of Common Stock of a public company engaged in the art framing business. Although an initial aggregate of 180,000 of 600,000 shares of such third party were registered under the 1933 Act, the acquisition of such entity by another public company resulted in such 600,000 shares being exchanged for 653,523 shares. However, all such new shares must now be registered under the 1933 Act prior to the sale thereof. In any event all such shares will be eligible for Rule 144 treatment after August, 2004. The sale of any such shares would, of course, impact upon the liquidity and capital resources discussion in the preceding paragraph. The Company has terminated its proposed acquisition of the shares of any other third party.

                  The Company will pay for its 653,523 shares with shares of its own Common Stock based upon a formula that values the Company's Common Stock in an amount equal to the proceeds of sale. The proceeds to be derived from the sale of any of the foregoing shares will be added to the working capital account of the Company and are not presently earmarked for any specific corporate purpose. The acquisition of such 653,523 shares constitutes a very small minority interest, is without any future cash requirement/commitment, and involves no future funding requirement and no management role. There are no related party relationships or transactions.

Item 8A.    Controls and Procedures

                  Within the ninety-day period prior to the filing of this
            report on Form 10-KSB/A, an evaluation was carried out under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The conclusions of such officers with respect to the effectiveness of the Company's disclosure controls and procedures are set forth hereinafter. Additionally, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such officers' evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses (none of which were found to exist). (See "Certifications" set forth as Exhibits.)

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this Amendment to its previous Form 10-KSB filing to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOFARM, INC.                                /s/ David R. Stith
(Registrant)                                 ---------------------------
                                             David R. Stith
                                             President and Director

Dated:  April 16, 2004                       /s/ Allan Esrine
                                             ---------------------------
                                             Allan Esrine
                                             Vice President and Director

                                  BIOFARM, INC.

                                  Form 10-KSB/A


EXPLANATORY STATEMENT

After filing its Annual Report on Form 10-KSB for the year ended October 31, 2003, the Company determined that interest income related to subscriptions receivable, originally reported in the statements of operations, should have been reported in the statements of changes in stockholders' equity. The cumulative effect of these restatements is to increase the Company's accumulated deficit by $75,083 at October 31, 2003.

For additional information, see Note L to the restated consolidated financial statements included in this filing.

                                  Biofarm, Inc.

                            OCTOBER 31, 2003 AND 2002

                                TABLE OF CONTENTS


Independent Auditors' Report...........................................F-2

Consolidated Financial Statements (Restated)...........................F-3

         Balance Sheets................................................F-4

         Statements of Operations......................................F-4

         Statements of Changes in Stockholders' Equity.................F-5

         Statements of Cash Flows......................................F-6

         Notes to Consolidated Financial Statements..............F-7 - F13

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

As  discussed  in  Note  L  to  the  consolidated   financial  statements,   the
accompanying consolidated financial statements have been restated.

/s/ ASHER & COMPANY, Ltd.



Philadelphia, Pennsylvania
January 23, 2004, except for Note L, as to which the date is April 5, 2004

                                  BIOFARM, INC.
                     CONSOLIDATED BALANCE SHEETS (RESTATED)
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

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.001 par value; 5,000,000
Shares authorized, none issued
Common stock, $.001 par value; 25,000,000
shares authorized, 5,240,280 shares issued and
5,239,895 shares outstanding in 2003 and
4,972,930 shares issued and 4,972,545 shares
outstanding in 2002                                                                    5,241           4,973
Additional paid-in capital                                                        17,158,771      17,148,597
Accumulated deficit                                                              (16,994,568)    (16,861,646)
Stock subscriptions receivable                                                      (223,700)       (364,900)
Accrued interest on stock subscriptions receivable                                   (25,987)        (15,545)
                                                                                ------------    ------------
                                                                                     (80,243)        (88,521)
Less treasury stock, at cost, 385 shares                                                (987)           (987)
                                                                                ------------    ------------
Total Stockholders' Equity (Deficit)                                                 (81,230)        (89,508)
                                                                                ------------    ------------

Total Liabilities and Stockholders' Equity (Deficit)                            $        393    $      5,295
                                                                                ============    ============








              The accompanying notes are an integral part of these
                        consolidated financial statements

                                  BIOFARM, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)
                      YEARS ENDED OCTOBER 31, 2003 AND 2002



                                              2003           2002
                                              ----           ----
Expenses
  General and administrative expenses          113,885        141,405
  Write-off of investments                      19,037         71,989
                                           -----------    -----------
                                               132,922        213,394
                                           -----------    -----------

NET LOSS                                   $  (132,922)   $  (213,394)
                                           ===========    ===========


Basic and diuted loss per common share     $     (0.03)   $     (0.04)
                                           ===========    ===========

Weighted-average number of common shares
outstanding                                  5,122,969      4,829,970
                                           ===========    ===========

















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
                      YEARS ENDED OCTOBER 31, 2003 AND 2002


                                                    2003         2002
                                                    ----         ----

OPERATING ACTIVITIES
Net loss                                         $(132,922)   $(213,394)
Adjustments to reconcile net loss to cash
utilized by operating activities:
       Write-off of investments                     19,037       71,989
Changes in:
Accounts payable                                   (13,180)      57,525
                                                 ---------    ---------
Net cash utilized by operating activities         (127,065)     (83,880)

INVESTING ACTIVITIES
Advances for note receivable                        (1,000)          --
Repayments for note receivable                       5,000           --
Advances to abandoned investee companies           (18,105)     (16,057)
                                                 ---------    ---------

Net cash utilized by investing activities          (14,105)     (16,057)

FINANCING ACTIVITIES
Payments received for subscriptions receivable     141,200      100,300
                                                 ---------    ---------

Net cash provided by financing activities          141,200      100,300
                                                 ---------    ---------

INCREASE  IN CASH                                       30          363

Cash, beginning of period                              363           --
                                                 ---------    ---------

Cash, end of period                              $     393    $     363
                                                 =========    =========

















              The accompanying notes are an integral part of these
                        consolidated financial statements

                                  BIOFARM, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                            OCTOBER 31, 2003 AND 2002

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

                                  BIOFARM, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                            OCTOBER 31, 2003 AND 2002

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

                                  BIOFARM, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                            OCTOBER 31, 2003 AND 2002


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

                                  BIOFARM, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                            OCTOBER 31, 2003 AND 2002

NOTE E - PROPERTY

      The Company owns a property located in Camden, New Jersey, which is carried at zero value. As an owner of real estate formerly used in providing comprehensive environmental services, including the handling of hazardous materials, the subsidiary may be subject to environmental cleanup liability, regardless of fault, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. While operating its former business at the site, a site inspection report was prepared for the U.S. Environmental Protection Agency in May 1989, which concluded that no further remedial action was required. In August 1996, the subsidiary performed a preliminary site assessment, which recommended additional investigations at the site, but did not conclude that any environmental liability had been incurred. No additional testing has been performed by the subsidiary since that date, nor has the subsidiary received any reports from regulatory agencies concerning the site. In assessing its potential liability related to environmental remediation, the subsidiary has not accrued any amounts, as management has not determined that it is probable that a liability has been incurred. In performing its assessment, the subsidiary considered factors, including; the subsidiary has not been identified as a potentially responsible party; there are no other parties identified as potentially responsible parties at the site; the site is not on the National Priorities List; and there have not been any proceedings against the subsidiary related to potential liability for environmental remediation at the site. The subsidiary intends to offer such property for sale upon completion of additional testing and investigation of the site, and remediation of any findings.


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

                                  BIOFARM, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                            OCTOBER 31, 2003 AND 2002

NOTE F - ABANDONED INVESTMENTS (Continued)

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

                                  BIOFARM, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                            OCTOBER 31, 2003 AND 2002

NOTE G - COMMITMENTS (Continued)

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

NOTE H - NOTE RECEIVABLE

      The company had a non-interest bearing promissory note in the amount of $4,000 at October 31, 2002 due from an unaffiliated individual. This note had no stated due date. This note was fully repaid at October 31, 2003.


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

                                  BIOFARM, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                            OCTOBER 31, 2003 AND 2002


NOTE J - LITIGATION

      The Company is a defendant in an action that commenced in March 2002 seeking recovery of approximately $3,000,000 that was paid by a foreign insurance company for an insurance settlement. The insurance company paid the settlement on behalf of a company that the insurance company alleges was a subsidiary of Biofarm. In addition, the insurance company alleges that it received an indemnity agreement from the Company related to the insured obligations. In December 2003, each party filed a motion for summary judgment. Subsequently, the plaintiff asked the court for oral argument on the summary judgment motions and for a settlement conference. The principal issues before the court include the authority of the signatories to the alleged indemnity in issue, whether the indemnitee was a subsidiary of the Company, inability of plaintiff to produce an original of the principal surety bond at issue, and whether the Company is liable for losses incurred by plaintiff subsequent to the rescission dated as of October 31, 1999. No amounts have been accrued related to this litigation, as management has not determined that it is probable that a liability has been incurred.

NOTE K - SUBSEQUENT EVENTS

      In October 2003 the Company entered into an exchange agreement with VIVA money transfer LLC (VIVA) for the acquisition of VIVA by the Company. In January 2004, the Company and VIVA rescinded the agreement.

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

NOTE L - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

      On January 29, 2004, the Company filed its Annual Report on Form 10-KSB. Subsequent to its filing, the Company determined that interest income related to subscriptions receivable, originally reported in the statements of operations, should have been reported in the statements of changes in stockholders' equity. The effects of such restatement are as follows:


----------------------------------------------------------------------------------------------------------------
                      At and for the year ended      At and for the year ended
                          October 31, 2003               October 31, 2002              At November 1, 2001
----------------------------------------------------------------------------------------------------------------
                          As                             As                            As
                       previsouly        As           previsouly         As          previously          As
                       reported        restated       reported        restated       reported        restated
----------------------------------------------------------------------------------------------------------------
Additional
paid-in capital       $ 17,083,688   $ 17,158,771    $ 17,083,956   $ 17,148,597   $ 17,084,257    $ 17,133,353
----------------------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------------------
Accumulated
deficit               $(16,919,485)  $(16,994,568)   $(16,797,005)  $(16,861,646)  $(16,599,156)   $(16,648,252)
----------------------------------------------------------------------------------------------------------------
Interest income       $     10,442   $          -    $     15,545   $          -
----------------------------------------------------------------------------------------------------------------
Net loss              $   (122,480)  $   (132,922)   $   (197,849)  $   (213,394)
----------------------------------------------------------------------------------------------------------------