Form 10QSB/A
period 2004-01-31
BIOFARM INC
filed 2004-04-16
CIK 888702

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A

(Mark One)

                 [X] Quarterly report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                for the quarterly period ended January 31, 2004

              [ ] Transition report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For the transition period from to


                         Commission File Number 0-20317


                                  BIOFARM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Nevada                                    88-0270266
    ----------------------------                      ----------------
    (State or other jurisdiction                      (I.R.S. Employer
        of incorporation or                         Identification No.)
           organization)

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

                  Yes   X                       No
                     ------                       ------

      The number of shares outstanding of the Issuer's Common Stock, $.001 par value, as of March 12, 2004, was 5,545,895.

EXPLANATORY STATEMENT

After filing its Annual Report on Form 10-KSB for the year ended October 31, 2003, and its quarterly report on Form 10-QSB for the period ended January 31, 2004, the Company determined that interest income related to subscriptions receivable, originally reported in the statements of operations, should have been reported in the statements of changes in stockholders' equity. The cumulative effect of these restatements is to increase the Company's accumulated deficit by $77,049 at January 31, 2004.

For additional information, see Note L to the restated consolidated financial statements included in Form 10-KSB/A, filed on April 16, 2004, and Note I to the restated consolidated financial statements included in this filing.

                               TABLE OF CONTENTS



PART I      FINANCIAL INFORMATION
                                                                            Page
Item 1.     Financial Statements (Unaudited)
            Consolidated Balance Sheets                                      F-1
                    January 31, 2004 (Restated) and October 31, 2003

            Consolidated Statements of Operations - Three months ended       F-2
                    January 31, 2004 and 2003 (Restated)

            Consolidated Statements of Changes in Stockholders'
            Equity (Restated)                                                F-3

            Consolidated Statements of Cash Flows -Three months ended        F-4
                    January 31, 2004 and 2003 (Restated)

            Notes to Financial Statements  (Restated)                        F-5

Item 2.     Management's Discussion and Analysis or Plan of Operation        3

Item 3.     Controls and Procedures                                          4


PART II     OTHER INFORMATION                                                4

            Exhibits and Reports on Form 8-K                                 4

            Signatures                                                       5

            Certification Pursuant to Sarbanes-Oxley Act of 2002             6

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS
                                  BIOFARM, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                   January 31,
                                                     2004         October 31,
                                                   (RESTATED) 2003
                                                 ------------     -----------

CURRENT ASSETS
Cash and cash equivalents                              $ 559           $ 393
                                                 ------------     -----------
Total current assets                                     559             393
                                                 ------------     -----------

Total Assets                                           $ 559           $ 393
                                                 ============     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                    $ 96,867        $ 81,623
                                                 ------------     -----------
Total current liabilities                             96,867          81,623

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value; 5,000,000
   Shares authorized, none issued
Common stock, $.001 par value; 25,000,000
   shares authorized, 5,546,280 shares
   issued and 5,545,895 shares outstanding
   in 2004 and 5,240,280 shares issued and
   5,239,895 shares outstanding in 2003                5,547           5,241
Additional paid-in capital                        17,160,431      17,158,771
Accumulated deficit                              (17,036,746)    (16,994,568)
Stock subscription receivable                       (196,600)       (223,700)
Accrued interest on stock subscription receivable    (27,953)        (25,987)
                                                 ------------     -----------
                                                     (95,321)        (80,243)
Less treasury stock, at cost, 385 shares                (987)           (987)
                                                 ------------     -----------
Total Stockholders' Equity                           (96,308)        (81,230)
                                                 ------------     -----------

Total Liabilities and Stockholders' Equity             $ 559           $ 393
                                                 ============     ===========



            The accompanying notes are an integral part of these
                     consolidated financial statements

                                  BIOFARM, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)
                                   (Unaudited)



                                                  THREE MONTHS ENDED JANUARY 31,
                                                  ------------------------------
                                                     2004            2003
                                                     ----            ----
Expenses
  General and administrative expenses              $ 42,178        $ 18,599
                                                  -----------     -----------

NET LOSS                                          $ (42,178)      $ (18,599)
                                                  ===========     ===========


Basic loss per common share                         $ (0.01)            $ -
                                                  ===========     ===========

Weighted-average number of common shares          5,539,628       4,972,545
outstanding                                       ===========     ===========








              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (RESTATED)
                                   (UNAUDITED)

                                   SHARES                                                         ACCRUED
                                     OF                  ADDITIONAL                             INTEREST ON               TOTAL
                                   COMMON      COMMON     PAID-IN     ACCUMULATED  SUBSCRIPTION SUSCRIPTIONS  TREASURY STOCKHOLDERS'
                                    STOCK       STOCK      CAPITAL       DEFICIT    RECEIVABLE   RECEIVABLE     STOCK     EQUITY
                                 ------------ --------- ------------ ------------- -----------  -----------  ---------- ------------

Balance, November 1, 2002          4,972,930   $ 4,973  $17,148,597  $(16,861,646) $ (364,900)    $(15,545)     $ (987)   $ (89,508)

Issuance of common stock             267,350       268         (268)            -           -            -           -            -

Payments collected on subscription
receivable from related party              -         -            -             -     141,200            -           -      141,200

Interest accrued on subscriptions
receivable                                 -         -       10,442             -           -      (10,442)          -            -

Net loss                                   -         -            -      (132,922)          -            -           -     (132,922)
                                 ------------ --------- ------------ ------------- -----------  -----------  ---------- ------------

Balance, October 31, 2003          5,240,280     5,241   17,158,771   (16,994,568)   (223,700)     (25,987)       (987)     (81,230)

Issuance of common stock             306,000       306         (306)                                                              -

Payments collected on subscription
receivable from related party              -         -            -             -      27,100                                27,100

Interest accrued on subscriptions
receivable                                 -         -        1,966             -           -       (1,966)          -            -

Net loss                                   -         -            -       (42,178)          -            -           -      (42,178)
                                 ------------ --------- ------------ ------------- -----------  -----------  ---------- ------------

Balance, January 31, 2004          5,546,280   $ 5,547  $17,160,431  $(17,036,746) $ (196,600)    $(27,953)     $ (987)   $ (96,308)
                                 ============ ========= ============ ============= ===========  ===========  ========== ============


              The accompanying notes are an integral part of these
                        consolidated financial statements

                                  BIOFARM, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
                                   (Unaudited)


                                                  THREE MONTHS ENDED JANUARY 31,
                                                  ------------------------------
                                                    2004            2003
                                                    ----            ----

OPERATING ACTIVITIES
Net loss                                          $ (42,178)      $ (18,599)
Adjustments to reconcile net loss to cash
utilized by operating activities:
Changes in:
Accounts payable                                     15,244          (1,356)

Net cash utilized by operating activities           (26,934)        (19,955)

INVESTING ACTIVITIES
Advances to developing companies                          -         (10,000)
                                                  ----------     -----------

Net cash utilized by investing activities                 -         (10,000)

FINANCING ACTIVITIES
Payments of subscriptions receivable                 27,100          54,800
                                                  ----------     -----------

Net cash provided by financing activities            27,100          54,800
                                                  ----------     -----------

INCREASE IN CASH                                        166          24,845

Cash, beginning of period                               393             363
                                                  ----------     -----------

Cash, end of period                                   $ 559        $ 25,208
                                                  ==========     ===========








              The accompanying notes are an integral part of these
                        consolidated financial statements

                                  BIOFARM, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                            JANUARY 31, 2004 AND 2003

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

                                  BIOFARM, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                            JANUARY 31, 2004 AND 2003

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

                                  BIOFARM, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                            JANUARY 31, 2004 AND 2003

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

                                  BIOFARM, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                            JANUARY 31, 2004 AND 2003


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

                                  BIOFARM, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                            JANUARY 31, 2004 AND 2003



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

                                  BIOFARM, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                            JANUARY 31, 2004 AND 2003

NOTE H - ISSUANCE OF COMMON SHARES

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

NOTE I - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On January 29, 2004, the Company filed its Annual Report on Form 10-KSB for the year ended October 31, 2003, and on March 15, 2004, the Company filed it quarterly report on Form 10-QSB for the period ended January 31, 2004. Subsequent to these filings, the Company determined that interest income related to subscriptions receivable, originally reported in the statements of operations, should have been reported in the statements of changes in stockholders' equity. The effects of these restatements are as follows:

   -------------------------------------------------------------------------
                    At and for the period       At and for the period
                    ended January 31, 2004     ended January 31, 2003
   -------------------------------------------------------------------------
                       As          As restated       As        As restated
                   previously                    previously
                    reported                      reported
   -------------------------------------------------------------------------
   Additional
   paid-in
   capital          $17,083,382    $17,160,431
   -------------------------------------------------------------------------
   Accumulated
   deficit         $(16,959,697)  $(17,036,746)
   -------------------------------------------------------------------------
   Interest
   income                $1,966            $ -        $3,101           $ -
   -------------------------------------------------------------------------
   Net loss           $(40,212)       $(42,178)     $(15,498)     $(18,599)
   -------------------------------------------------------------------------

ITEM 2. Management's Discussion and Analysis or Plan of Operation (page 1) is amended to read as follows:

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

ITEM 3.     Controls and Procedures

                  The Company maintains a system of disclosure controls and
            procedures that is designed to ensure that information required to be disclosed by the Company in this Form 10-QSB/A, and in other reports required to be filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the rules and forms for such filings.

                  Management of the Company, comprised of the Company's Chief
            Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by the Report.

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


                                    PART II
                               OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K

            Exhibits required to be filed by Item 601 of Regulation S-B

            31.1 Certification of Chief Executive Office Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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


BIOFARM, INC.                                   /s/ David R. Stith
                                                --------------------------------
(Registrant)                                    David R. Stith
                                                President

Dated:  April 16, 2004                          /s/ Allan Esrine
                                                --------------------------------
                                                Allan Esrine
                                                Vice President