Form 10KSB/A
period 2003-10-31
BIOFARM INC
filed 2004-04-28
CIK 888702

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A/1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended October 31, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-20317

                             ---------------------

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

                             ---------------------

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

                             Yes X         No ___

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A/1

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2004

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

                         Commission File Number 0-20317

                             ---------------------

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


                             ---------------------


      Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes X         No ___

      The number of shares outstanding of the Issuer's Common Stock, $.001 par value, as of March 12, 2004, was 5,545,895.

--------------------------------------------------------------------------------

EXPLANATORY STATEMENT

The filing by Biofarm, Inc. of this amended Form 10-KSB/A1 and 10-QSB/A1, is intended to be responsive to the comment letter, dated April 23, 2004, issued by the Securities and Exchange Commission after examination by the latter of Forms 10-KSB/A and 10-QSB/A filed by Biofarm, Inc. on April 16, 2004. Each of such prior filings is amended solely with respect to the matters listed hereinafter:

1) Form 10-KSB and Form 10-KSB/A for the fiscal year ended October 31, 2003, are amended hereby to

      a) revise Footnote B to the audited financial statements to delete the reference to interest income as a component of the Company's operations;

      b) include herein a Statement of Changes in Stockholders' Equity and to reconcile the disparity between Footnote I and Footnote C to the audited financial statements with respect to the amount of subscriptions receivable collected during the fiscal period ended October 31, 2003; and,

      c) revise Footnote G to delete reference to a terminated consulting agreement.


2) Form 10-QSB and Form 10-QSB/A for the first quarter ended January 31, 2004, are amended hereby to

      a) revise Footnote B to the unaudited financial statements to delete the reference to interest income as a component of the Company's operations; and

      b) add to Item 2 (Management's Discussion and Analysis or Plan of Operation) the Company's stated belief that its collection of its remaining subscriptions receivable will be sufficient to liquidate all current payables as well as to fund ongoing administrative costs for the next year. The following language is added to such Item 2:

                  "The ongoing administrative costs of the Registrant are minimal. These include monthly transfer agent and secretary costs and quarterly costs associated with required SEC filings. These amount to less than $15,000 per quarter. The $42,178 of administrative costs incurred during the quarter ended January 31, 2004, are attributable (in excess of the $15,000 amount) to the legal costs associated with the litigation referred to in footnote J (F-12) of Form 10-KSB. The Registrant believes that the remaining principal amount of subscriptions receivable will be sufficient to liquidate all current payables, that the excess thereof will be able to fund ongoing administrative costs for approximately one year, and that its existing shareholders will fund such additional subscriptions receivable as are required."

                                  BIOFARM, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                            OCTOBER 31, 2003 AND 2002

NOTE B - OPERATIONS

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. At October 31, 2003, the Company has total assets of $393 and total liabilities of $81,623. The Company's most recent operations have consisted of administrative costs required to maintain the Company, and identifying potential investment and acquisition opportunities. The Company's ability to operate in the immediate future is highly dependent upon its ability to collect subscriptions receivable related to purchases of its Common Stock. The Company's efforts to identify potential investment and acquisition opportunities have not resulted in any consummated transactions to date.

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

                                  BIOFARM, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (RESTATED)
                      YEARS ENDED OCTOBER 31, 2003 AND 2002

                                           SHARES
                                             OF                            ADDITIONAL
                                           COMMON          COMMON           PAID-IN          ACCUMULATED      SUBSCRIPTIONS
                                            STOCK           STOCK           CAPITAL            DEFICIT         RECEIVABLE
                                          ---------     ------------      ------------      ------------      ------------
Balance, November 1, 2001                 4,671,930     $      4,672      $ 17,133,353      $(16,648,252)     $   (465,200)

Issuance of common stock                    301,000              301              (301)               --                --

Payments collected on subscription
    receivable from related party                --               --                                  --           100,300

Interest accrued on subscriptions
   receivable                                                                   15,545

Net loss                                         --               --                --          (213,394)
                                          ---------     ------------      ------------      ------------      ------------

Balance, October 31, 2002                 4,972,930            4,973        17,148,597       (16,861,646)         (364,900)

Issuance of common stock                    267,350              268              (268)

Payments collected on subscription
    receivable from related party                                                                                  141,200

Interest accrued on subscriptions
   receivable                                                                   10,442

Net loss                                         --               --                --          (132,922)               --
                                          ---------     ------------      ------------      ------------      ------------

Balance, October 31, 2003                 5,240,280     $      5,241      $ 17,158,771      $(16,994,568)     $   (223,700)
                                          =========     ============      ============      ============      ============

                                             ACCRUED
                                            INTEREST ON                            TOTAL
                                           SUBSCRIPTIONS        TREASURY        STOCKHOLDERS'
                                             RECEIVABLE          STOCK         EQUITY (DEFICIT)
                                            ------------      ------------      ------------
Balance, November 1, 2001                   $         --      $       (987)     $     23,586

Issuance of common stock                                                --                --

Payments collected on subscription
    receivable from related party                                       --           100,300

Interest accrued on subscriptions
   receivable                               $    (15,545)                                 --

Net loss                                                                --          (213,394)
                                            ------------      ------------      ------------

Balance, October 31, 2002                        (15,545)             (987)          (89,508)

Issuance of common stock

Payments collected on subscription
    receivable from related party                                                    141,200

Interest accrued on subscriptions
   receivable                                    (10,442)                                 --

Net loss                                                                --          (132,922)
                                            ------------      ------------      ------------

Balance, October 31, 2003                   $    (25,987)     $       (987)     $    (81,230)
                                            ============      ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                            OCTOBER 31, 2003 AND 2002


NOTE I - ISSUANCE OF COMMON SHARES

During the year ended October 31, 2002, the Company issued 301,000 shares of its Common Stock, and collected $100,350 of subscriptions receivable.

During the year ended October 31, 2003, the Company issued 267,350 shares of its Common Stock, and collected $141,200 of subscriptions receivable.

                                  BIOFARM, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                            JANUARY 31, 2004 AND 2003

NOTE G - COMMITMENTS

Effective as of July 31, 2003, the Company entered into an agreement to acquire 600,000 shares of common stock in each of two entities whose Registration Statements have been declared effective. Of the aggregate of 1,200,000 shares, a total of 380,000 of such shares were registered for sale by the Company. The balance of 820,000 shares were subject to the provisions of Rule 144 promulgated under the 1933 Act.

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

During the year ended October 31, 2003, the Company executed a written agreement to acquire, in exchange for consulting services, 800,000 shares of common stock of a private entity engaged in the hospitality and entertainment industry. No income related to this transaction was recognized by the Company for any period. This agreement was cancelled on April 12, 2004.

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


NOTE B - OPERATIONS

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. At January 31, 2004, the Company has total assets of $559 and total liabilities of $96,867. The Company's recent operations have consisted of administrative costs to maintain the Company, and identifying potential investment and acquisition opportunities. The Company's ability to operate in the immediate future is highly dependent upon its ability to collect subscriptions receivable related to purchases of its common stock. Through March 1, 2004, the Company has collected $568,100 of an original aggregate of $750,000 in subscriptions receivable. The Company considers the remaining subscription receivable balance of $181,900 at March 1, 2004 to be fully collectible. Collection of the remaining subscriptions receivable of $181,900 would place the Company in a debt free position, with the potential earnings from any consummated transaction then available to fund future operations and other activities.

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

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this Amendment to its previously amended Forms 10-KSB and 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOFARM, INC.                             /s/ David R. Stith
(Registrant)                              ---------------------------
                                          David R. Stith
                                          President and Director


Dated:  April 28, 2004                    /s/ Allan Esrine
                                          ---------------------------
                                          Allan Esrine
                                          Vice President and Director