Form 10QSB
period 2004-04-30
BIOFARM INC
filed 2004-06-14
CIK 888702

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark One)
    [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2004

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ____________ to ____________

                         Commission File Number 0-20317

                            -----------------------

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

                            -----------------------

           Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes _X_   No ___

           The number of shares outstanding of the Issuer's Common Stock, $.001 par value, as of June 10, 2004, was 5,545,895.


--------------------------------------------------------------------------------

                                TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION                                            Page
                                                                            ----
Item 1.    Financial Statements (Unaudited)
           Consolidated Balance Sheets                                       F-1
                     April 30, 2004 and October 31, 2003

           Consolidated Statements of Operations -Six months ended           F-2
                     April 30, 2004 and 2003 (Restated)

           Consolidated Statements of Operations -Three months               F-3
                     ended April 30, 2004 and 2003 (Restated)

           Consolidated Statements of Changes in Stockholders' Equity        F-4

           Consolidated Statements of Cash Flows - Six months ended          F-5
                     April 30, 2004 and 2003 (Restated)

           Notes to Financial Statements                                     F-6

Item 2.    Management's Discussion and Analysis or Plan of Operation         2

Item 3.    Controls and Procedures                                           2


PART II    OTHER INFORMATION                                                 3

Item 5.    Other Information                                                 3

Item 6.    Exhibits and Reports on Form 8-K                                  3

           Signatures                                                        4

           Certification Pursuant to Sarbanes-Oxley Act of 2002              5

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS
                                  BIOFARM, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                               APRIL 30,      OCTOBER 31,
                                                                 2004             2003
                                                             ------------    ------------
CURRENT ASSETS
  Cash and cash equivalents                                  $         28    $        393
                                                             ------------    ------------
    Total current assets                                               28             393
                                                             ------------    ------------

    TOTAL ASSETS                                             $         28    $        393
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                           $     92,699    $     81,623
                                                             ------------    ------------
    Total current liabilities                                      92,699          81,623

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value; 5,000,000
  Shares authorized, none issued
Common stock, $.001 par value; 25,000,000
  shares authorized, 5,546,280 shares issued
  and 5,545,895 shares outstanding in 2004
  and 5,240,280 shares issued and 5,239,895
  shares outstanding in 2003                                        5,547           5,241
Additional paid-in capital                                     17,162,242      17,158,771
Accumulated deficit                                           (17,048,609)    (16,994,568)
Stock subscription receivable                                    (181,100)       (223,700)
Accrued interest on stock subscription receivable                 (29,764)        (25,987)
                                                             ------------    ------------
                                                                  (91,684)        (80,243)
Less treasury stock, at cost, 385 shares                             (987)           (987)
                                                             ------------    ------------
    Total Stockholders' Equity                                    (92,671)        (81,230)
                                                             ------------    ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $         28    $        393
                                                             ============    ============


              The accompanying notes are an integral part of these
                        consolidated financial statements

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                      SIX MONTHS ENDED APRIL 30,
                                                     ---------------------------
                                                         2004           2003
                                                         ----
Expenses                                                             (RESTATED)
                                                                    -----------
  General and administrative expenses                     54,041         48,101
                                                     -----------    -----------

    NET LOSS                                         $   (54,041)   $   (48,101)
                                                     ===========    ===========


Basic loss per common share                          $     (0.01)   $     (0.01)
                                                     ===========    ===========

Weighted-average number of common shares
  outstanding                                          5,542,917      5,035,002
                                                     ===========    ===========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                    THREE MONTHS ENDED APRIL 30,
                                                    ----------------------------
                                                         2004           2003
                                                         ----
Expenses                                                             (RESTATED)
                                                                    -----------
  General and administrative expenses                     11,863         29,501
                                                     -----------    -----------

    NET LOSS                                         $   (11,863)   $   (29,501)
                                                     ===========    ===========


Basic loss per common share                          $     (0.00)   $     (0.01)
                                                     ===========    ===========

Weighted-average number of common shares
  outstanding                                          5,546,280      5,099,166
                                                     ===========    ===========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                       SHARES                                                                 ACCRUED
                                         OF                  ADDITIONAL                                      INTEREST ON
                                       COMMON      COMMON     PAID-IN        ACCUMULATED    SUBSCRIPTION    SUSCRIPTIONS    TREASURY
                                       STOCK       STOCK      CAPITAL          DEFICIT       RECEIVABLE      RECEIVABLE       STOCK
                                     ----------   -------   ------------    ------------    ------------    ------------    -------
Balance, November 1, 2002             4,972,930   $ 4,973   $ 17,148,597    $(16,861,646)   $   (364,900)   $    (15,545)   $  (987)

Issuance of common stock                267,350       268           (268)             --              --              --         --

Payments collected on subscription
  receivable from related party              --        --             --              --         141,200              --         --

Interest accrued on subscriptions
  receivable                                 --        --         10,442              --              --         (10,442)        --

Net loss                                     --        --             --        (132,922)             --              --         --
                                     ----------   -------   ------------    ------------    ------------    ------------    -------

Balance, October 31, 2003             5,240,280     5,241     17,158,771     (16,994,568)       (223,700)        (25,987)      (987)

Issuance of common stock                306,000       306           (306)             --

Payments collected on subscription
  receivable from related party              --        --             --              --          42,600          42,600

Interest accrued on subscriptions
  receivable                                 --        --          3,777              --              --          (3,777)        --

Net loss                                     --        --             --         (54,041)             --              --         --
                                     ----------   -------   ------------    ------------    ------------    ------------    -------

Balance, April 30, 2004               5,546,280   $ 5,547   $ 17,162,242    $(17,048,609)   $   (181,100)   $    (29,764)   $  (987)
                                     ==========   =======   ============    ============    ============    ============    =======


                                         TOTAL
                                     STOCKHOLDERS'
                                        EQUITY
                                     ------------
Balance, November 1, 2002            $    (89,508)

Issuance of common stock                       --

Payments collected on subscription
  receivable from related party           141,200

Interest accrued on subscriptions
  receivable                                   --

Net loss                                 (132,922)
                                     ------------

Balance, October 31, 2003                 (81,230)

Issuance of common stock

Payments collected on subscription
  receivable from related party

Interest accrued on subscriptions
  receivable                                   --

Net loss                                  (54,041)
                                     ------------

Balance, April 30, 2004              $    (92,671)
                                     ============


              The accompanying notes are an integral part of these
                        consolidated financial statements

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    THREE MONTHS ENDED APRIL 30,
                                                    ----------------------------
                                                         2004           2003
                                                         ----
                                                                     (RESTATED)
                                                                    -----------
OPERATING ACTIVITIES
Net loss                                              $ (54,041)     $ (48,101)
Adjustments to reconcile net loss to cash
utilized by operating activities:
Changes in:
Accounts payable                                         11,076        (39,193)
                                                      ---------      ---------

Net cash utilized by operating activities               (42,965)       (87,294)

INVESTING ACTIVITIES
Increases in notes receivable                                --         (1,000)
Advances to developing companies                             --        (18,105)
                                                      ---------      ---------

Net cash utilized by investing activities                    --        (19,105)

FINANCING ACTIVITIES
Payments of subscriptions receivable                     42,600        108,200
                                                      ---------      ---------

Net cash provided by financing activities                42,600        108,200
                                                      ---------      ---------

INCREASE IN CASH                                           (365)         1,801

Cash, beginning of period                                   393            363
                                                      ---------      ---------

Cash, end of period                                   $      28      $   2,164
                                                      =========      =========



              The accompanying notes are an integral part of these
                        consolidated financial statements

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2004 AND 2003


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of presentation

      Biofarm, Inc. (formerly Global Spill Management, Inc.) and its subsidiaries ("Biofarm" or the "Company") has prepared these unaudited condensed consolidated financial statements in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S generally accepted accounting principles for complete financial statements.

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

      Use of estimates

      The preparation of financial statements in conforming with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      Income taxes

      Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2004 AND 2003


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Loss per common share

      The Company reports basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share" ("EPS"). There is no difference in basic and diluted EPS for the six and three months ended April 30, 2004 and 2003 since there are no potentially dilutive securities outstanding for either period presented.

NOTE B - OPERATIONS

      The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. At April 30, 2004, the Company has total assets of $28 and total liabilities of $92,699. The Company's recent operations have consisted of administrative costs to maintain the Company, and identifying potential investment and acquisition opportunities. The Company's ability to operate in the immediate future is highly dependent upon its ability to collect subscriptions receivable related to purchases of its common stock. Through June 10, 2004, the Company has collected $593,900 of an original aggregate of $750,000 in subscriptions receivable. The Company considers the remaining subscription receivable balance of $156,100 at June 10, 2004 to be fully collectible. Collection of the remaining subscription receivables of $156,100 would place the Company in a debt free position, with the potential earnings from any consummated transaction then available to fund future operations and other activities.

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

NOTE C - SUBSCRIPTIONS RECEIVABLE

      The Company has $181,100 and $223,700 of stock subscriptions receivable at April 30, 2004 and October 31, 2003, respectively. The stock subscriptions receivable bear interest at 4%, and are due on or before July 31, 2004. The Company also has accrued interest receivable related to the stock subscriptions receivable of $29,764 and $25,987 at April 30, 2004 and October 31, 2003, respectively.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2004 AND 2003


NOTE D - INCOME TAXES

      The Company has deferred tax assets of approximately $4,300,000 as of April 30, 2004, related to net operating loss carryforwards ("NOL"), which have yet to be utilized. As a result of the sale of the Company's operating subsidiaries and the issuance of additional shares of common stock, the amount of the NOL of approximately $12,270,000 may be limited. Also, the utilization of these losses, if available, to reduce the future income taxes will depend upon the generation of sufficient taxable income prior to the expiration of the NOL. Therefore, at April 30, 2004 and 2003, the Company has established a 100% valuation allowance against the deferred tax assets as the likelihood of recognizing this benefit cannot be certain. The net operating losses will expire in various years through June 2022.

NOTE E - PROPERTY

      The Company owns a property ("site") located in Camden, New Jersey, which is carried at zero value. As an owner of real estate formerly used in providing comprehensive environmental services, including the handling of hazardous materials, the Company may be subject to environmental cleanup liability, regardless of fault, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. While operating its former business at the site, a site inspection report was prepared for the U.S. Environmental Protection Agency in May 1989, which concluded that no further remedial action was required. In August 1996, the Company performed a preliminary site assessment, which recommended additional investigations at the site, but did not conclude that any environmental liability had been incurred. No additional testing has been performed by the Company since that date, nor has the Company received any reports from regulatory agencies concerning the site. In assessing its potential liability related to environmental remediation, the Company has not accrued any amounts, as management has not determined that it is probable that a liability has been incurred. In performing its assessment, the Company considered factors, including: the Company has not been identified as a potentially responsible party; there are no other parties identified as potentially responsible parties at the site; the site is not on the National Priorities List; and there have not been any proceedings against the Company related to potential liability for environmental remediation at the site. The Company intends to offer such property for sale upon completion of additional testing and investigation of the site, and remediation of any findings.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2004 AND 2003


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

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2004 AND 2003


NOTE G - COMMITMENTS

      Effective as of July 31, 2003, the Company entered into an agreement to acquire 600,000 shares of common stock in an entity whose Registration Statement has been declared effective. Of the aggregate of 600,000 shares, a total of 180,000 of such shares were registered for sale by the Company. The balance of 420,000 shares is subject to the provisions of Rule 144 promulgated under the 1933 Act.

      Trading in these shares commenced during the month of February, 2004 and the 600,000 shares owned by the Company were exchanged for an aggregate of 653,523 shares, all of which are being registered under the 1933 Act. The Company will pay for its 653,523 shares with shares of its own Common Stock based upon a formula that values the Company's Common Stock in an amount equal to the proceeds of sale. The proceeds to be derived from the sale of these shares will be added to the working capital account of the Company and are not presently earmarked for any specific corporate purpose.

      During the year ended October 31, 2003 the Company executed a written agreement to acquire, in exchange for consulting services, 800,000 shares of common stock of a private entity engaged in the hospitality and entertainment industry. No income related to this transaction has been recorded by the Company for any period. This agreement was cancelled on April 12, 2004.

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

      During the six month period ended April 30, 2004, the Company collected $42,600 of stock subscriptions receivable. No common stock was issued in connection with any subscriptions collected during the period subsequent to October 31, 2003.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2004 AND 2003


NOTE I - SUBSEQUENT EVENTS

      On June 11, 2004, the Board of Directors of the Company adopted a resolution providing for the transfer of all of the assets and liabilities of the Company to Ocwen Corp. (Ocwen), a wholly-owned Nevada subsidiary of the Company. The filing by Ocwen of a Registration Statement under the 1933 Act will, when declared effective, permit the distribution of the Ocwen shares to the shareholders of the Company on a share-for-share basis as a stock dividend. Thereby, the shareholders of the Company will own an equivalent number of Ocwen shares and such number of shares of the Company shall be determined by negotiation between the Company and any operating entity to be acquired by the Company. This transfer of the assets and liabilities of the Company to Ocwen (i) enables the Company to effect the acquisition of an operating entity on a basis that gives the shareholders of the operating entity a preponderant interest in the Common Stock of the Company, (ii) removes the Company as a party defendant in the sole litigation matter to which the Company was a party defendant, and (iii) provides the shareholders of the Company with shares in another (Ocwen) public company. The Company agreed to deliver an aggregate of 200,000 shares of its Common Stock to the plaintiff to obtain the dismissal of the Company as a party defendant. Upon the realization by the plaintiff of a specified minimum amount from the sale of such shares, plaintiff is obligated to dismiss Ocwen as a party defendant. Pending the effectiveness of the Ocwen Registration Statement, one certificate representing all of the shares of Ocwen will be issued in the name of the three directors in trust for the benefit of the shareholders of the Company.

NOTE J - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

           Subsequent of filing Its' quarterly report on Form 10-QSB for the six months ended April 30, 2003, the Company determined that interest income related to subscriptions receivable, originally reported in the statement of operations, should have been reported in the statement of changes in stockholders' equity. The effects of the restatement on the three-months and six-months ended April 30, 2003 is to increase net loss to $(29,501) and $(48,101), respectively, from the previously reported amounts of $(26,934) and $(42,433), respectively.

ITEM 2.              Management's Discussion and Analysis or Plan of Operation

                               The Company having disposed of all its
                     operations, may today be fairly characterized as a non-operating "shell" corporation. Therefore, there is no need for discussion herein of prior results of operations and of year-to-date operating results and comparisons. The Company's liquidity is predicated upon the continuing collection of its subscriptions receivable, its principal source of capital. The Company believes that the entirety of the remaining principal amount of subscriptions receivable of $181,100 at April 30, 2004 ($156,100 at June 10, 2004) is collectible. Since October 31, 1999, an aggregate of $593,900 of such subscriptions receivable has been collected by the Company. The Company's ability to continue as a going concern is dependent upon its ability to collect its subscriptions receivable. This going concern contingency will remain unless and until the Company concludes the acquisition of a profitable business. As of the date hereof, the Company is able to meet its debts as they mature, which obligations consist exclusively of legal, accounting and miscellaneous expenses payable by any public company. During the period from November 1, 2003, through April 30, 2004, the Company collected $42,600 of subscriptions receivable outstanding at October 31, 2003. Additonally, from May 1, 2004 through June 10, 2004, the Company collected an additional $25,000 of subscriptions receivable. Assuming collection of its subscriptions receivable, the Company will have available cash and no liabilities. Current payables will consist solely of professional fees and office overhead expenses. Because current accounting rules require that subscriptions receivable for capital stock are deemed to be reductions in equity until such subscriptions are actually paid, at April 30, 2004 the $181,100 in remaining outstanding subscriptions receivable, and related accrued interest receivable, do not appear as assets on the Company's consolidated balance sheets.

                               The ongoing administrative costs of the
                     Registrant are minimal. These include monthly transfer agent and secretary costs and quarterly costs associated with required SEC filings. These amount to less than $15,000 per quarter. The $54,041 of administrative costs incurred during the six months ended April 30, 2004, are attributable (in excess of the $15,000 quarterly amount) to the legal costs associated with the litigation referred to in Item 3 of Form 10-KSB/A filed on April 16, 2004. The Registrant believes that the remaining principal amount of subscriptions receivable will be sufficient to liquidate all current payables, that the excess thereof will be able to fund ongoing administrative costs for approximately one year, and that its existing shareholders will fund such additional subscriptions receivable as are required.

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


                                     PART II
                                OTHER INFORMATION

ITEM 5.              Other Information

           On June 11, 2004, the Board of Directors of the Company adopted a resolution providing for the transfer of all of the assets and liabilities of the Company to Ocwen Corp. (Ocwen), a wholly-owned Nevada subsidiary of the Company. The filing by Ocwen of a Registration Statement under the 1933 Act will, when declared effective, permit the distribution of the Ocwen shares to the shareholders of the Company on a share-for-share basis as a stock dividend. Thereby, the shareholders of the Company will own an equivalent number of Ocwen shares and such number of shares of the Company as shall be determined by negotiation between the Company and any operating entity to be acquired by the Company. This transfer of the assets and liabilities of the Company to Ocwen (i) enables the Company to effect the acquisition of an operating entity on a basis that gives the shareholders of the operating entity a preponderant interest in the Common Stock of the Company, (ii) removes the Company as a party defendant in the sole litigation matter to which the Company was a party defendant, and
(iii) provides the shareholders of the Company with shares in another (Ocwen) public company. The Company agreed to deliver an aggregate of 200,000 shares of its Common Stock to the plaintiff to obtain the dismissal of the Company as a party defendant. Upon the realization by the plaintiff of a specified minimum amount from the sale of such shares, plaintiff is obligated to dismiss Ocwen as a party defendant. (See Item 3 of Form 10-KSB/A, filed on April 16, 2004, for prior information about such litigation.) Pending the effectiveness of the Ocwen Registration Statement, one certificate representing all of the shares of Ocwen will be issued in the name of the three directors in trust for the benefit of the shareholders of the Company.

The timely filing of this second quarter report on Form 10-QSB continues the Company's policy of being current in all of its required 1934 Act filings. Management considers the public status and absence of liabilities of the Company to constitute the principal assets of the Company. The action taken by the SEC on June 8, 2004, to halt trading in twenty-six so-called "shell" companies that were delinquent in their 1934 Act filings, only reinforces management's belief that the Company remains an attractive candidate for a "reverse merger" type transaction.

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
                                                David R. Stith
                                                President

Dated:  June 14, 2004                           /s/ Allan Esrine
                                                --------------------------------
                                                Allan Esrine
                                                Vice President