Form 10QSB
period 2004-07-31
BIOFARM INC
filed 2004-09-14
CIK 888702

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2004

      [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from                  to
                                           ----------------     ----------------


                         Commission File Number 0-20317

                              -------------------

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

                              -------------------

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

      The number of shares outstanding of the Issuer's Common Stock, $.001 par value, as of September 10, 2004, was 5,545,895.

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

                  Consolidated Balance Sheets                                           F-1
                           July 31, 2004 and October 31, 2003

                  Consolidated Statements of Operations - Nine months ended             F-2
                           July 31, 2004 and 2003 (Restated)

                  Consolidated Statements of Operations - Three months ended            F-3
                           July 31, 2004 and 2003 (Restated)

                  Consolidated Statements of Changes in Stockholders' Equity            F-4

                  Consolidated Statements of Cash Flows - Nine months ended             F-5
                           July 31, 2004 and 2003 (Restated)

                  Notes to Financial Statements                                         F-6

Item 2.           Management's Discussion and Analysis or Plan of Operation             2

Item 3.           Controls and Procedures                                               2


PART II  OTHER INFORMATION                                                              3

Item 1.  Legal Proceedings                                                              3

Item 5.           Other Information                                                     3

Item 6.           Exhibits and Reports on Form 8-K                                      4

                  Signatures                                                            4

                  Certification Pursuant to Sarbanes-Oxley Act of 2002                  5

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS
                                  BIOFARM, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                                 JULY 31,         OCTOBER 31,
                                                                   2004              2003
                                                               ------------      ------------
CURRENT ASSETS
  Cash and cash equivalents                                    $        229      $        393
                                                               ------------      ------------
    Total current assets                                                229               393
                                                               ------------      ------------

Other Assets                                                          7,500                --
                                                               ------------      ------------

TOTAL ASSETS                                                   $      7,729      $        393
                                                               ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                             $         --      $     81,623
                                                               ------------      ------------
    Total current liabilities                                            --            81,623

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value; 5,000,000
  Shares authorized, none issued
Common stock, $.001 par value; 25,000,000
  shares authorized, 5,546,280 shares
  issued and 5,545,895 shares outstanding
  in 2004 and 5,240,280 shares issued and
  5,239,895 shares outstanding in 2003                                5,547             5,241
Additional paid-in capital                                       17,187,242        17,158,771
Accumulated deficit                                             (17,159,973)      (16,994,568)
Stock subscription receivable                                       (24,100)         (223,700)
Accrued interest on stock subscription receivable                        --           (25,987)
                                                               ------------      ------------
                                                                      8,716           (80,243)
Less treasury stock, at cost, 385 shares                               (987)             (987)
                                                               ------------      ------------
    Total Stockholders' Equity                                        7,729           (81,230)
                                                               ------------      ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $      7,729      $        393
                                                               ============      ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             NINE MONTHS ENDED JULY 31,
                                                            ----------------------------
                                                               2004             2003
                                                            -----------      -----------
Expenses                                                                      (RESTATED)
                                                                             -----------
  General and administrative expenses                            72,481           69,692
  Write-off of investments and advances to investees                 --           19,037
                                                            -----------      -----------

Extraordinary Loss:  Transfer of assets and liabilities          92,924               --

NET LOSS                                                    $  (165,405)     $   (88,729)
                                                            ===========      ===========

Basic loss per common share                                 $     (0.03)     $     (0.02)
                                                            ===========      ===========

Weighted-average number of
  common shares outstanding                                   5,544,046        5,083,436
                                                            ===========      ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             THREE MONTHS ENDED JULY 31,
                                                            ----------------------------

                                                               2004             2003
                                                            -----------      -----------
Expenses                                                                      (RESTATED)
                                                                             -----------
General and administrative expenses                              18,440           21,591
Write-off of investments and advances to investees                   --           19,037
                                                            -----------      -----------

Extraordinary Loss:  Transfer of assets and liabilities          92,924               --

NET LOSS                                                    $  (111,364)     $   (40,628)
                                                            ===========      ===========

Basic loss per common share                                 $     (0.02)     $     (0.01)
                                                            ===========      ===========

Weighted-average number of
  common shares outstanding                                   5,546,280        5,178,725
                                                            ===========      ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                                SHARES
                                                  OF                            ADDITIONAL
                                                COMMON          COMMON           PAID-IN           ACCUMULATED
                                                 STOCK          STOCK            CAPITAL             DEFICIT
                                              ------------   -------------   -----------------   -----------------
Balance, November 1, 2002                       4,972,930         $ 4,973        $ 17,148,597       $ (16,861,646)

Issuance of common stock                          267,350             268                (268)                  -

Payments collected on subscription
  receivable from related party                         -               -                   -                   -

Interest accrued on subscriptions
  receivable                                            -               -              10,442                   -

Net loss                                                -               -                   -            (132,922)
                                              ------------   -------------   -----------------   -----------------

Balance, October 31, 2003                       5,240,280           5,241          17,158,771         (16,994,568)

Issuance of common stock                          306,000             306                (306)

Payments collected on subscription
  receivables                                           -               -                   -                   -

Interest accrued on subscriptions
  receivable                                            -               -               3,777                   -

Transfer to OCWEN                                       -               -

New subscription receivable                                                            25,000

Net loss                                                -               -                   -            (165,405)
                                              ------------   -------------   -----------------   -----------------

Balance, July 31, 2004                          5,546,280         $ 5,547        $ 17,187,242       $ (17,159,973)
                                              ============   =============   =================   =================

                                                                   ACCRUED
                                                                 INTEREST ON                        TOTAL
                                               SUBSCRIPTION       SUSCRIPTIONS    TREASURY      STOCKHOLDERS'
                                                RECEIVABLE       RECEIVABLE         STOCK           EQUITY
                                              --------------   --------------   ------------   ---------------
Balance, November 1, 2002                       $ (364,900)       $ (15,545)        $ (987)        $ (89,508)

Issuance of common stock                                 -                -              -                 -

Payments collected on subscription
  receivable from related party                    141,200                -              -           141,200

Interest accrued on subscriptions
  receivable                                             -          (10,442)             -                 -

Net loss                                                 -                -              -          (132,922)
                                             --------------   --------------   ------------   ---------------

Balance, October 31, 2003                         (223,700)         (25,987)          (987)          (81,230)

Issuance of common stock                                                                                   -

Payments collected on subscription
  receivables                                       68,500                                            68,500

Interest accrued on subscriptions
  receivable                                             -           (3,777)             -                 -

Transfer to OCWEN                                  156,100           29,764              -           185,864

New subscription receivable                        (25,000)                                                -

Net loss                                                 -                -              -          (165,405)
                                             --------------   --------------   ------------   ---------------

Balance, July 31, 2004                           $ (24,100)             $ -         $ (987)          $ 7,729
                                             ==============   ==============   ============   ===============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         NINE MONTHS ENDED JULY 31,
                                                         --------------------------
                                                           2004            2003
                                                         ---------      ---------
                                                                        (RESTATED)
                                                                        ---------
OPERATING ACTIVITIES
  Net loss                                               $(165,405)     $ (88,729)

Adjustments to reconcile net loss to cash utilized by operating activities:

Extraordinary loss on transfer to OCWEN                     92,924             --
  Write-off of investments and advances to investees                          932
  Changes in:
    Other Assets                                            (7,500)            --
    Accounts payable                                        11,317        (22,701)
                                                         ---------      ---------

  Net cash utilized by operating activities                (68,664)      (110,498)

INVESTING ACTIVITIES
  Advances for note receivable                                  --         (1,000)
                                                         ---------      ---------

  Net cash utilized by investing activities                     --         (1,000)

FINANCING ACTIVITIES

  Payments received for subscriptions receivable            68,500        111,200
                                                         ---------      ---------

  Net cash provided by financing activities                 68,500        111,200
                                                         ---------      ---------

      DECREASE IN CASH                                        (164)          (298)

Cash, beginning of period                                      393            363
                                                         ---------      ---------

Cash, end of period                                      $     229      $      65
                                                         =========      =========

Non-cash transactions:

An additional $25,000 in subscriptions receivable was received subsequent to the transfer to OCWEN. This amount has been reflected as an increase to Additional Paid-In Capital.

              The accompanying notes are an integral part of these
                        consolidated financial statements

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JULY 31, 2004 AND 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Biofarm, Inc. (formerly Global Spill Management, Inc.) and its subsidiaries ("Biofarm" or the "Company") has prepared these unaudited consolidated financial statements in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S generally accepted accounting principles for complete financial statements.

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

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2004 AND 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per common share

The Company reports basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share" ("EPS"). There is no difference in basic and diluted EPS for the nine and three months ended July 31, 2004 and 2003 since there are no potentially dilutive securities outstanding for either period presented.

NOTE B - OPERATIONS

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. At July 31, 2004, the Company has total assets of $229 and no liabilities. The Company's recent operations have consisted of administrative costs to maintain the Company, and identifying potential investment and acquisition opportunities. The Company's ability to operate in the immediate future is highly dependent upon its ability to collect subscriptions receivable related to purchases of its common stock. On June 11, 2004 $156,100 of subscriptions receivable was transferred to OCWEN Corp. as described in Note I. Subsequent to the OCWEN transfer a new subscription receivable in the amount of $25,000 was received.

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

NOTE C - SUBSCRIPTIONS RECEIVABLE

The Company has a stock subscription receivable of $24,100 and $223,700 at July 31, 2004 and October 31, 2003, respectively. The stock subscription receivable on July 31, 2004 is non-interest bearing and is due on December 31, 2004. The stock subscription receivable on October 31, 2003 (balance of $156,100 on June 11, 2004) and the related accrued interest of $29,764 was distributed to OCWEN Corp. as described in Note I.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2004 AND 2003

NOTE D - INCOME TAXES

The Company has deferred tax assets of approximately $4,300,000 as of July 31, 2004, related to net operating loss carryforwards ("NOL"), which have yet to be utilized. As a result of the sale of the Company's operating subsidiaries and the issuance of additional shares of common stock, the amount of the NOL of approximately $12,270,000 may be limited. Also, the utilization of these losses, if available, to reduce the future income taxes will depend upon the generation of sufficient taxable income prior to the expiration of the NOL. Therefore, at July 31, 2004 and October 31, 2003, the Company has established a 100% valuation allowance against the deferred tax assets as the likelihood of recognizing this benefit cannot be certain. The net operating losses will expire in various years through June 2022.

NOTE E - PROPERTY

Underwater Technics, Inc., a subsidiary of the Company owned a property ("site") located in Camden, New Jersey, which was carried at zero value. This property was transferred to OCWEN Corp. as described in Note I. As an owner of real estate formerly used in providing comprehensive environmental services, including the handling of hazardous materials, the subsidiary may be subject to environmental cleanup liability, regardless of fault, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. While operating its former business at the site, a site inspection report was prepared for the U.S. Environmental Protection Agency in May 1989, which concluded that no further remedial action was required. In August 1996, the subsidiary performed a preliminary site assessment, which recommended additional investigations at the site, but did not conclude that any environmental liability had been incurred. No additional testing has been performed by the subsidiary since that date, nor has the subsidiary received any reports from regulatory agencies concerning the site. In assessing its potential liability related to environmental remediation, the subsidiary has not accrued any amounts, as management has not determined that it is probable that a liability has been incurred. In performing its assessment, the subsidiary considered factors, including: the subsidiary has not been identified as a potentially responsible party; there are no other parties identified as potentially responsible parties at the site; the site is not on the National Priorities List; and there have not been any proceedings against the subsidiary related to potential liability for environmental remediation at the site.

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

Trading in these shares commenced during the month of February, 2004 and the 600,000 shares owned by the Company were exchanged for an aggregate of 653,523 shares, all of which are being registered under the 1933 Act. These shares were transferred to OCWEN Corp. as described in Note I.

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

During the nine month period ended July 31, 2004, the Company collected $68,500 of stock subscriptions receivable. No common stock was issued in connection with any subscriptions collected during the period subsequent to October 31, 2003.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2004 AND 2003

NOTE I - TRANSFER TO OCWEN

On June 11, 2004, the Board of Directors of the Company adopted a resolution providing for the transfer of all of the assets and liabilities ("the Transfer") of the Company to OCWEN Corp. (OCWEN), a wholly-owned Nevada subsidiary of the Company. The Transfer resulted in an extraordinary loss of $98,324 in the third quarter of 2004. The filing by OCWEN of a Registration Statement under the 1933 Act will, when declared effective, permit the distribution of the OCWEN shares to the shareholders of the Company on a share-for-share basis as a stock dividend. Thereby, the shareholders of the Company will continue to own an equivalent number of OCWEN shares and such number of shares of the Company shall be determined by negotiation between the Company and any operating entity to be acquired by the Company. This transfer of the assets and liabilities of the Company to OCWEN (i) enables the Company to effect the acquisition of an operating entity on a basis that gives the shareholders of the operating entity a preponderant interest in the Common Stock of the Company, (ii) removes the Company as a party defendant in the sole litigation matter to which the Company was a party defendant, and (iii) provides the shareholders of the Company with shares in another (OCWEN) future public company. The Company agreed to deliver an aggregate of 200,000 shares of its Common Stock to the plaintiff to obtain the dismissal of the Company as a party defendant. Upon the realization by the plaintiff of a specified minimum amount from the sale of such shares, plaintiff is obligated to dismiss OCWEN as a party defendant. Pending the effectiveness of the OCWEN Registration Statement, one certificate representing all of the shares of OCWEN has been issued in the name of the three directors as trustees for the benefit of the shareholders of the Company.NOTE J - SUBSEQUENT EVENTS

On August 13, 2004 the Company entered into a Share Exchange Agreement with the shareholders of Friendlyway, Inc. (FW), a Delaware corporation, pursuant to which FW is to become a wholly-owned subsidiary of the Company. The issued and outstanding shares of Common Stock of the Company will be unaffected by such acquisition. The number of shares of Common Stock of the Company to be issued to the FW shareholders will represent 75% of the issued and outstanding share of the Company. Closing of the FW acquisition is expected to occur prior to October 15, 2004.

NOTE K - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the filing of its' quarterly report on Form 10-QSB for the six months ended April 30, 2003, the Company determined that interest income related to subscriptions receivable, originally reported in the statement of operations, should have been reported in the statement of changes in stockholders' equity. The effects of the restatement on the three-months and nine-months ended July 31, 2003 is to increase net loss to $(40,628) and $(88,729), respectively, from the previously reported amounts of $(38,091) and $(80,524), respectively.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

            The Company having disposed of all its operations, may today be fairly characterized as a non-operating "shell" corporation. Therefore, there is no need for discussion herein of prior results of operations and of year-to-date operating results and comparisons. The Company's liquidity is predicated upon the continuing collection of its subscriptions receivable, its principal source of capital. The Company believes that the entirety of the remaining principal amount of subscriptions receivable of $24,100 at July 31, 2004, is collectible. The Company's ability to continue as a going concern is dependent upon its ability to collect its subscriptions receivable. This going concern contingency will remain unless and until the Company concludes the acquisition of a profitable business. (See Item 5 hereinafter.) As of the date hereof, the Company is able to meet its debts as they mature, which obligations consist exclusively of legal, accounting and miscellaneous expenses payable by any public company. Assuming collection of its subscriptions receivable, the Company will have available cash and no liabilities. Because current accounting rules require that subscriptions receivable for capital stock are deemed to be reductions in equity until such subscriptions are actually paid, at July 31, 2004, the $24,100 remaining outstanding subscriptions receivable do not appear as an asset on the Company's consolidated balance sheets.

            The ongoing administrative costs of the Registrant are minimal. These include monthly transfer agent and secretary costs and quarterly costs associated with required SEC filings. These amount to less than $7,500 per quarter. The Registrant believes that the $24,100 principal amount of subscriptions receivable will be sufficient to fund ongoing administrative costs, and that its existing shareholders will fund such additional subscriptions receivable as are required to satisfy future administrative costs.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1. Legal Proceedings


      As previously reported in Item 3 of Form 10-KSB/A filed on April 16, 2004, and in Item 5 of Form 10-QSB filed on June 14, 2004, the Company, effective as of July 30, 2004, obtained an Order of the Court providing for the dismissal of the litigation instituted against the Company by Hermes Kreditversicherungs AG. The applicable Court order approved the settlement agreement between the parties, provided for the dismissal of the litigation promptly upon the closing of an acquisition by the Company, encompassed a general release from plaintiff to the Company, and substituted OCWEN Corp ("OCWEN", a former subsidiary of the Company) as the party defendant. (The closing of the transaction referred to in
Item 5 hereinafter will satisfy the provisions of the Court order.) The termination of this litigation will bring to a conclusion the problems associated with the rescission of the Litchfield transaction effective October 31, 1999.


ITEM 5. Other Information

      On June 11, 2004, the Board of Directors of the Company adopted a resolution providing for the transfer of all of the assets and liabilities of the Company to OCWEN. The filing by OCWEN of a Registration Statement under the 1933 Act will, when declared effective, permit the distribution of the OCWEN shares to the shareholders of the Company on a share-for-share basis as a stock dividend. Thereby, the shareholders of the Company will own an equivalent number of OCWEN shares and will continue to own such number of shares of the Company as shall be determined by negotiation between the Company and any operating entity to be acquired by the Company. This transfer of the assets and liabilities of the Company to OCWEN (i) enables the Company to effect the acquisition of an operating entity on a basis that gives the shareholders of the operating entity a preponderant interest in the Common Stock of the Company, (ii) removes the Company as a party defendant in the sole litigation matter to which the Company was a party defendant, and (iii) provides the shareholders of the Company with shares in another (OCWEN) future public company. The Company agreed to deliver an aggregate of 200,000 shares of its Common Stock to the plaintiff to obtain the dismissal of the Company as a party defendant. Upon the realization by the plaintiff of a specified minimum amount from the sale of such shares, plaintiff is obligated to dismiss OCWEN as a party defendant. Pending the effectiveness of the OCWEN Registration Statement, one certificate representing all of the shares of OCWEN has been issued in the name of its three directors as Trustees for the benefit of the shareholders of the Company.


      On August 13, 2004, the Company entered into a Share Exchange Agreement with the shareholders of Friendlyway, Inc. ("FW"), a Delaware corporation, pursuant to which FW is to become a wholly-owned subsidiary of the Company. The issued and outstanding shares of Common Stock of the Company will be unaffected by such acquisition. The number of shares of Common Stock of the Company to be issued to the FW shareholders will represent 75% of the issued and outstanding shares of the Company. Closing of the FW acquisition is expected to occur prior to October 15, 2004.

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


BIOFARM, INC.                            /s/ David R. Stith
                                         -------------------------
(Registrant)                             David R. Stith
                                         President


Dated:  September 14, 2004               /s/ Allan Esrine
                                         -------------------------
                                         Allan Esrine
                                         Vice President