Form 10KSB
period 2004-10-31
BIOFARM INC
filed 2005-02-14
CIK 888702

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended October 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-20317

                                   ----------

                                  BIOFARM, INC.
        (Exact name of small business issuer as specified in its charter)

              Nevada                                              88-0270266
   (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

         1255 Battery Street, Suite 200, San Francisco, California 94111

                    Issuer's telephone number: (415) 288-3333

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock ($.001 Par Value)

      Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or my amendment to this Form 10-KSB |X|.

            State issuer's revenues for its most recent fiscal year:
                                      $ -0-

      As of February 12, 2005, 23,681,095 shares of Common Stock ($.001 par value) were issued and outstanding. The aggregate market value of the Common Stock held by non-affiliates was approximately $2,662,297 determined by the closing sale price on that date based upon 5,324,595 shares owned by non-affiliates.

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

         Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         Item 12. Certain Relationships and Related Transactions

         Item 13. Exhibits and Reports on Form 8-K

         Item 14.  Principal Accountant Fees and Services

                                     PART I

Item 1.   Description of Business

      For the last three years, BioFarm, Inc. ("BIOF" or the "Company") has been a public shell company with no revenue from operations. During this period, the Company's management has sought to acquire an operating business. On August 24, 2004, BIOF entered into a Share Exchange Agreement with the stockholders of friendlyway, Inc. ("FWI"), pursuant to which the Company agreed to acquire all of the outstanding shares of FWI in exchange for the issuance of 18,000,000 shares of Common Stock of the Company and the assumption of outstanding options granted to FWI employees. That transaction closed on December 10, 2004 and FWI became a wholly-owned subsidiary of BIOF. This transaction has been accounted for (effective as of December 10, 2004) as a recapitalization of FWI, which is the accounting acquirer.

      Prior to the FWI transaction, the Company on June 11, 2004 transferred substantially all of its then existing liabilities and substantially all of its assets to a wholly-owned subsidiary, Ocwen, Corp. ("Ocwen"). It then transferred all of the outstanding shares to Ocwen to certain trustees to hold for the benefit of the stockholders of the Company on June 11, 2004. Under the terms of the agreement between the Company and these trustees, the trustees will hold the Ocwen shares until they can be registered and distributed to the stockholders of the Company as of October 31, 2004 or, if such distribution is determined not be practicable, the trustees will sell the shares and distribute the proceeds to those stockholders.

      FWI was incorporated in Delaware in June 2000, as a self-service solutions provider of customer-facing public access self-service systems. FWI's products focus on the improvement of internet-based customer communication at the point of sale in retail stores, point of service/information in public locations or the Internet. Through July 31, 2002, FWI was a wholly-owned subsidiary of Friendlyway AG ("FWAG"). Effective August 1, 2002, FWI's President, Alexander von Welczeck, acquired a 70% interest in FWI from FWAG, pursuant to a Management Buyout Agreement ("MBO") with FWAG. Following the MBO, FWAG retained a 30% ownership interest in FWI.

      In March 2004, Henry Lo assumed full time responsibilities as Chief Financial Officer. Mr. Lo, together with Mr. Welczeck, brought new investors to the FWI to strengthen FWI's working capital to support its sales growth, and took steps necessary to implement a new business strategy. This new business strategy will seek to combine software, services and design around the self-service solutions marketplace. In December 2004, FWI announced the launch of Friendlyway Media, which will be primarily focused on FWI's software platform and custom software design services. Together with Friendlyway Interactive Systems and Friendlyway Event Services, these three business units form the revenue model of FWI. Currently, FWI generates most of its revenue from the sale and rental of its systems. FWI has a direct sales force in addition to a strong network of Value Added Resellers for complex software integration projects. For our rental business, FWI utilizes its unique Certified Rental Partner Network for fulfilling short-term rental deployments for our customers. FWI outsources its non-strategic tasks, including assembly and manufacturing, providing FWI with tremendous leverage, resulting in increased turnover and scalability in a cost-effective manner. FWI's products and services are offered domestically, in Europe and in Asia.

      During 2004, a number of significant steps were taken to prepare FWI for the launch of this new plan, culminating with the reverse merger transaction with BIOF. Among these steps taken were:

      o Construction of the details of the new business plan around the Company's three core business units: Friendlyway Interactive Systems, Friendlyway Event Services and Friendlyway Media.
      o Reduction of costs via direct materials sourcing and change in contract manufacturing partner.
      o Engagement of key professional services providers: including legal and investment banking.
      o     Negotiating with new investment sources.
      o     Identifying and negotiating with key acquisition targets.

      This plan is now being implemented. The financial statements included in this annual report are the historical financial statements of BIOF as a shell corporation, but are not indicative of how management intends to operate the Company.

      The Company's goal is to become a leading provider of self-service solutions provider of customer-facing public access self-service systems. FWI's customers include some of the most prestigious Fortune 500 companies including:
Bank of America, Boeing, Disney, Fidelity Investments, Marriott Hotels, Merck, Microsoft, Nike, and Pfizer.

Item 2. Description of Property

      The principal office of the Company in the United States is currently located at 1255 Battery Street, Suite 200, San Francisco, California 94111.


Item 3.   Legal Proceedings

      Neither the Company nor its property is subject to any legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the Company's fiscal fourth quarter.


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      Market for Common Equity

      The Company's Common Stock is traded on the OTC Electronic Bulletin Board under the symbol BIOF. The following table sets forth the reported high and low bid and high and low asked quotations for the Company's Common Stock for the period November 1, 2002, to October 31, 2004 as reported by OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

                             High Bid       Low Bid        High Ask     Low Ask

      2002
Oct 1 - Dec 31               1.26           0.55           1.30           0.57

       2003
Jan 1 - Mar 31               1.00           0.57           1.05           0.75
Apr 1 - Jun 30               1.20           0.69           1.25           0.75
Jul 1 - Sep 30               1.28           0.61           1.31           0.90
Oct 1 - Dec 31               2.10           1.01           2.25           1.09

       2004
Jan 1 - Mar 31               1.42           0.75           1.64           0.93
Apr 1 - Jun 30               0.93           0.75           1.10           0.83
Jul 1 - Sep 30               1.02           0.55           1.10           0.57
Oct 1 - Dec 31               1.10           0.53           1.12           0.59

      Shares Outstanding

      As of February 11, 2005 there were 23,681,095 shares of Common Stock validly issued and outstanding. This number excludes 1,085,000 shares of Common Stock issued pursuant to two improperly filed Form S-8 filings. These shares are not deemed to be validly issued, fully paid and non-assessable because such shares were not registered for public sale, were issued without consideration and were not authorized for issuance by the Board of Directors. Under the terms of the agreement pursuant to which it acquired the outstanding shares of FWI, the Company is required to issue to FWI stockholders an additional 3 shares of Common Stock for each share over 6,000,000 shares the Company had issued and outstanding (or was otherwise obligated to issue) as of the closing of the transaction. The Company intends to attempt to cancel the aforementioned 1,085,000 shares of Common Stock in the near future; however, it may not be able to do so. If it is unable to do so, it will be required to issue additional shares of Common Stock to FWI stockholders. There were a total of approximately 600 holders of record as of December 31, 2004. The Company believes, based upon available information, that there are in excess of 1,000 beneficial owners of the Company's Common Stock. No shares of the Company's authorized Preferred Stock have ever been issued.

      Dividends

      The Company has not paid any cash dividends on its Common Stock in the last two years and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation

      Prior to the Company's reverse merger transaction with FWI on December 10, 2004, the Company was fairly characterized as a non-operating "shell" corporation. Therefore, the Company has not had any revenues from operation in each of its last two fiscal years.

      Plan of Operation

      The Company has not had any business operations in the last two fiscal years. Since the end of its 2004 fiscal year the Company acquired FWI. FWI generates revenue from the sale and rental of its systems. For the twelve month periods ended December 31, 2003 and 2002, FWI's total revenues were $1,637,012 and $1,160,922, respectively. In 2004, FWI strengthened its Balance Sheet by raising approximately $600,000 to enhance its working capital as a result of increases in inventory and accounts receivable associated with its sales growth. The Company anticipates that it will need to raise additional funds during fiscal 2005.

      Off-Balance Sheet Arrangements

      The Company does not have any off-balance sheet arrangements.

Item 7.  Financial Statements

      The Company's audited financial statements appear beginning on page F-1 of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 8A.  Controls and Procedures

      Disclosure Controls and Procedures

      As of the end of the period reported in this report, an evaluation was carried out, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing and reporting of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

      Internal Control Over Financial Procedures

      There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant

      The executive officers, directors and key personnel of the Company and their ages as of February 11, 2005 are as follows: Except for Mr. Von Welczeck, Mr. Lo and Mr. Trox, who were appointed to their positions on December 10, 2004 in connection with the Company's reverse merger transaction with FWI, each of the other four persons named below occupied the office set forth opposite his/her name from November 15, 1996, until October 5, 1998, and resumed the occupancy of such office on October 31, 1999. Additionally, Mr. Stith served as the Company's President and Chief Executive Officer and Mr. Esrine served as the Company's Chief Financial Officer from October 31, 1999 until December 10, 2004.

Name                                     Age           Positions held with the Company

Alexander von Welczeck                   41            Chief Executive Officer, President and Director

Henry Lo                                 41            Chief Financial Officer and Director

Klaus Trox                               48            Director

David R. Stith                           75            Director

Herbert S. McDonald                      68            Director

Allan Esrine                             76            Director

Desiree L. Pierson                       42            Secretary


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

      Alexander von Welczeck has approximately 18 years of sales, marketing and business development experience with multi-national companies. Since 1998, Mr. Welczeck has been the Chief Executive Officer and President of FWI. During 2002, Mr. Welczeck orchestrated the management buyout of FWI from friendlyway AG. Prior to joining FWI in 1998, Mr. Welczeck spent two years as Marketing Manager at Thyssen GmbH in Stuttgart, Germany. Prior to his years at Thyssen, he spent over ten years at Dover Elevators in various managerial positions in sale, marketing and business development. During his tenure at Dover, Mr. Welczeck played a key role in the acquisition of 11 companies in a rollup strategy.

      Henry Lo has approximately 18 years of finance and accounting experience with publicly-traded and privately-held companies. Mr. Lo oversees all finance, accounting and administrative activities and developments for the Company. In addition, his responsibilities include the architecture of the reverse merger transaction with the public shell and fundraising. Prior to joining FWI in 2004, Mr. Lo founded and served as Chief Financial Officer of Planet-Intra Software, a web-based portal software company, since its inception in 2000. During his tenure at Planet-Intra, Mr. Lo raised over $10M from first-tier venture capital firms and ultimately sold the Company in 2003. Prior to Planet-Intra, he was Chief Financial Officer at Versata Software leading its Initial Public Offering in March 2000. Prior to Versata Software, he spent six years in the disk drive industry with two publicly-traded companies. He served as Treasurer and Director of Investor Relations at StorMedia Incorporated which went through its Initial Public Offering in 1995. Mr. Lo was also Chief Financial Officer at SyQuest Technology and orchestrated its sale to Iomega Corporation. Prior experience included various managerial positions at GE Capital and was a Senior Manager at PriceWaterhouseCoopers. Additionally, he is a Certified Public Accountant, and is a member of the AICPA and the California Society of CPAs.

      Klaus Trox was one of the founders of Friendlyway. Currently, Mr. Trox serves as Chief Executive Officer of Friendlyway AG. Prior to joining friendlyway, Mr. Trox served in various senior management positions in multinational engineering companies, including Kontron, an embedded computer systems company, Micromedia Corporation and Boards Corporation.

      David R. Stith became Vice Chairman and a Director of the Company on November 25, 1991. Mr. Stith founded Underwater Technics in 1967 and has served as its Chairman and President since such date. Mr. Stith led the crew that cleaned up the major oil spills from the tankers the "Elias," the "Mellon, and the "Athos." Mr. Stith was also involved in underwater testing for the National Aeronautics and Space Administration, and led the crew that dove for sunken treasure on the Spanish Gallon "San Jose" which sank off Columbia in 1708.

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

      The Company's Board of Directors does not have an audit committee and no determination has been made as to whether any member of the Board of Directors qualifies as an audit committee financial expert as defined in Item 401 of Regulation S-B.

      Compliance with Section 16(a) of the Act

      The Company and its directors and executive officers are in compliance with the requirements of Section 16(a) of the Exchange Act.

      Code of Ethics

      The Company does not currently have a code of ethics applicable to its principal executive and financial officers. Prior to the Friendlyway transaction, the Company did not believe such a code was necessary as the Company was not an operating company. The Board of Directors intends to consider adopting such a code.

Item 10.   Executive Compensation

      None of the directors and officers of the Company has received any remuneration of any kind (including reimbursement of expenses) during the period November 1, 2003, through October 31, 2004. Desiree L. Pierson, Secretary, has received the sum of $600 per month for services rendered to the Company on a part-time basis. Alexander von Welczeck, Chief Executive Officer and President of FWI received the sum of $5,000 per month for services rendered to FWI. Henry Lo, Chief Financial Officer of FWI received the sum of $3,000 per month beginning on July 1, 2004 for services rendered to FWI.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth certain information with regard to the beneficial ownership of outstanding shares of Common Stock by (i) each person known by the Company to own beneficially five (5%) percent or more of the outstanding shares of the Company's Common Stock; (ii) each director and executive officer individually; and (iii) all executive officers and directors of the Company as a group:

                                         Number of Shares of
Name and Address                         Common Stock                           Percentage (%) of
Of Beneficial Owner                      Beneficially Owned (1)                 Class Outstanding (2)
--------------------                     ----------------------                 ---------------------
Alexander von Welczeck                          8,659,999                                  36.57%
Klaus Trox                                      6,000,001                                  25.34
Henry Lo                                          900,000                                   3.80
David R. Stith                                     86,500                                   0.37
Herbert S. McDonald                                70,000                                   0.30
Allan Esrine                                      200,000                                   0.84

Directors and Officers                         15,916,500                                  67.21%
  as a Group (6 persons)

----------
(1) Beneficial ownership as reported in the table above has been determined in accordance with Instruction (4) to Item 403 of Regulation S-B of the Securities Exchange Act.
(2) Percentage of class based upon 23,681,095 shares of Common Stock outstanding on February 12, 2005. (3) Includes 6,000,001 shares held by friendlyway, AG of which Mr. Trox is Chief Executive Officer. Mr. Trox disclaims beneficial ownership of these shares.

Item 12.   Certain Relationships and Related Transactions

      None

Item 13.   Exhibits and Reports on Form 8-K

      (a) Exhibits

             -------------- -----------------------------------------------------------------------------------------
             2.1            Separation  Agreement  dated June 11, 2004  between  the  Registrant,  Ocwen  Corp.  and
                            Herbert McDonald, David R. Stith and Allan Esrine.
             -------------- -----------------------------------------------------------------------------------------
             2.2            Trust  Agreement  dated June 11, 2004 between the  Registrant,  Ocwen Corp.  and Herbert
                            McDonald, David R. Stith and Allan Esrine.
             -------------- -----------------------------------------------------------------------------------------
             2.3            Share Exchange Agreement dated August 13, 2004.
                            (Incorporated by reference to Exhibit 2.1 to
                            Registrants Report on Form 8-K filed on December 16,
                            2004.
             -------------- -----------------------------------------------------------------------------------------
             2.4            Closing Agreement dated December 10, 2004.  (Incorporated by reference to Exhibit 2.1 to
                            Registrants Report on Form 8-K filed on December 16, 2004.
             -------------- -----------------------------------------------------------------------------------------
             3.1            Amended and Restated Certificate of Incorporation of Registrant.
             -------------- -----------------------------------------------------------------------------------------
             3.2            Amended and Restated Bylaws of Registrant.  (Incorporated by reference to Exhibit 3.1 to
                            Registrants Report on Form 8-K filed on December 16, 2004.
             -------------- -----------------------------------------------------------------------------------------
             31.1           Certification of Chief Executive  Officer Pursuant to Section 302 of the  Sarbanes-Oxley
                            Act of 2002.
             -------------- -----------------------------------------------------------------------------------------
             31.2           Certification of Chief Financial  Officer Pursuant to Section 302 of the  Sarbanes-Oxley
                            Act of 2002.
             -------------- -----------------------------------------------------------------------------------------
             32.1           Certification of Chief  Executive  Officer  Pursuant  to Section 906 of the Sarbanes-Oxley
                            Act of 2002.
             -------------- -----------------------------------------------------------------------------------------
             32.2           Certification of Chief  Financial  Officer  Pursuant  to Section 906 of the Sarbanes-Oxley
                            Act of 2002.
             -------------- -----------------------------------------------------------------------------------------

      (b) Reports on Form 8-K

      None.

Item 14.   Principal Accountant Fees and Services

      a) AUDIT FEES. The aggregate fees billed for each of the last two fiscal years for professional services rendered by the independent auditor for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB, or services that are normally provided by the accountant in connection with the statutory and regulatory filings or engagements for such two fiscal years, amounted to $38,150 ($20,500 and $17,650 for the fiscal years ended October 31, 2004 and 2003, respectively)

      b) AUDIT RELATED FEES. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the independent auditor that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Item 9(e)(1) of Schedule 14A, amounted to $4,860 ($3,200 and $1,660 for the fiscal years ended October 31, 2004 and 2003, respectively) The nature of the services comprising the fees disclosed under this category included review of filings and reissuance of audit opinions related to the Company's restated financial statements for the years ended October 31, 2003 and 2002, and interim period ended January 31, 2004.

      c) TAX FEES. There were no fees billed in either of the last two fiscal years for professional services rendered by the independent auditor for tax compliance, tax advice and tax planning.

      d) ALL OTHER FEES. There were no fees billed in each of the last two fiscal years for products and services provided by the independent auditor other than the services reported in the three preceding paragraphs.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BIOFARM, INC.


                              By:  /s/ Alexander von Welczeck
                                       --------------------------------------
                                       Alexander von Welczeck
                                       President and Chief Executive Officer,
                                       February 14, 2005

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                               Title                                  Date
----------                               -----                                  ----

/s/ David R. Stith                       Director                               February 14, 2005
    -----------------------
David R. Stith

/s/ Allan Esrine                         Director                               February 14, 2005
    -----------------------
Allan Esrine

/s/ Herbert S. McDonald                  Director                               February 14, 2005
    -----------------------
Herbert S. McDonald

/s/  Alexander von Welczeck              Chief Executive Officer, President     February 14, 2005
    -----------------------
     Alexander von Welczeck              and Director
                                         (Principal Executive Officer)

/s/  Henry Lo                            Chief Financial Officer and Director   February 14, 2005
     --------
     Henry Lo                            (Principal Financial Officer)

                                          Director
/s/  Klaus Trox                                                                 February 14, 2005
     ----------------------
     Klaus Trox

                                  Biofarm, Inc.

                            OCTOBER 31, 2004 AND 2003

                                TABLE OF CONTENTS

                                                                  Page

Report of Independent Registered Public Accounting Firm...........F-2

Consolidated Financial Statements

         Balance Sheets...........................................F-3

         Statements of Operations.................................F-4

         Statements of Changes in Stockholders' Equity............F-5

         Statements of Cash Flows.................................F-6

         Notes to Consolidated Financial Statements...............F-7 - F-11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Stockholders and Board of Directors
Biofarm, Inc.

We have audited the accompanying consolidated balance sheets of Biofarm, Inc. (the "Company") as of October 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biofarm, Inc. as of October 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, the Company entered into a reverse merger transaction with friendlyway, Inc. on December 10, 2004. The reverse merger transaction will be accounted for as a recapitalization of friendlyway, Inc., which is the accounting acquirer, effective on December 10, 2004.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has limited working capital and no recent operating activities. Additionally, friendlyway, Inc., a company with which the Company entered into a reverse merger transaction on December 10, 2004, is an early stage entity with a limited operating history. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters also are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ ASHER & COMPANY, LTD.

Philadelphia, PA
February 12, 2005

                                  BIOFARM, INC.
                           CONSOLIDATED BALANCE SHEETS
                            OCTOBER 31, 2004 AND 2003

                                     ASSETS

                                                                                      2004             2003
                                                                                   ------------    ------------
CURRENT ASSETS
Cash                                                                               $        243    $        393
                                                                                   ------------    ------------
Total current assets                                                                        243             393
                                                                                   ------------    ------------

Total Assets                                                                       $        243    $        393
                                                                                   ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable                                                                   $    101,818    $     81,623
                                                                                   ------------    ------------
Total current liabilities                                                               101,818          81,623

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.001 par value; 5,000,000 Shares authorized, none issued
Common stock, $.001 par value; 25,000,000 shares authorized, 5,681,480 shares issued and 5,681,095 shares outstanding at October 31, 2004 and 5,240,280 shares issued and 5,239,895 shares
outstanding at October 31, 2003                                                           5,682           5,241
Additional paid-in capital                                                           17,187,107      17,158,771
Accumulated deficit                                                                 (17,288,777)    (16,994,568)
Stock subscriptions receivable                                                           (4,600)       (223,700)
Accrued interest on stock subscriptions receivable                                           --         (25,987)
                                                                                   ------------    ------------
                                                                                       (100,588)        (80,243)
Less treasury stock, at cost, 385 shares                                                   (987)           (987)
                                                                                   ------------    ------------
Total Stockholders' Equity (Deficit)                                                   (101,575)        (81,230)
                                                                                   ------------    ------------

Total Liabilities and Stockholders' Equity (Deficit)                               $        243    $        393
                                                                                   ============    ============


              The accompanying notes are an integral part of these
                        consolidated financial statements

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEARS ENDED OCTOBER 31, 2004 AND 2003

                                                             2004          2003
                                                         -----------    -----------
Expenses
General and administrative expenses                      $    82,817    $   113,885
Costs related to abandoned investments                        17,500         19,037
                                                         -----------    -----------
                                                             100,317        132,922

Extraordinary Loss: Transfer of assets and liabilities       193,892             --
                                                         -----------    -----------

NET LOSS                                                 $  (294,209)   $  (132,922)
                                                         ===========    ===========

Basic and diluted loss per common share
  Loss before extraordinary item                         $     (0.02)   $     (0.03)
  Extraordinary item                                           (0.03)            --
                                                         -----------    -----------
  Net loss                                               $     (0.05)   $     (0.03)
                                                         ===========    ===========
Weighted-average number of common shares
outstanding                                                5,554,609      5,122,969
                                                         ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BIOFARM, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      YEARS ENDED OCTOBER 31, 2004 AND 2003

                                       Shares
                                         of                        Additional
                                       Common       Common          Paid-In         Accumulated    Subscriptions
                                        Stock        Stock          Capital          Deficit       Receivable
                                     ------------   ------------   ------------    ------------    ------------
Balance, November 1, 2002               4,972,930   $      4,973   $ 17,148,597    $(16,861,646)   $   (364,900)

Issuance of common stock                  267,350            268           (268)             --              --

Payments collected on subscription
receivable from related party                  --             --             --              --         141,200

Interest accrued on subscriptions
   receivable                                  --             --         10,442              --              --

Net loss                                       --             --             --        (132,922)             --
                                     ------------   ------------   ------------    ------------    ------------

Balance, October 31, 2003               5,240,280          5,241     17,158,771     (16,994,568)       (223,700)

Issuance of common stock                  441,200            441           (441)             --              --

Payments collected on subscription
receivable from related party                  --             --             --              --          88,000

Interest accrued on subscriptions
   receivable                                  --             --          3,777              --              --

New subscription receivable                    --             --         25,000              --         (25,000)

Transfer to OCWEN                              --             --             --              --         156,100

Net loss                                       --             --             --        (294,209)             --
                                     ------------   ------------   ------------    ------------    ------------

Balance, October 31, 2004               5,681,480   $      5,682   $ 17,187,107    $(17,288,777)   $     (4,600)
                                     ============   ============   ============    ============    ============

                                       Accrued
                                     Interest on                    Total
                                    Subscriptions     Treasury     Stockholders'
                                     Receivable        Stock       Equity (Deficit)
                                     ------------    ------------    ------------
Balance, November 1, 2002            $    (15,545)   $       (987)   $    (89,508)

Issuance of common stock                       --              --              --

Payments collected on subscription
receivable from related party                  --              --         141,200

Interest accrued on subscriptions
   receivable                             (10,442)             --              --

Net loss                                       --              --        (132,922)
                                     ------------    ------------    ------------

Balance, October 31, 2003                 (25,987)           (987)        (81,230)

Issuance of common stock                       --              --              --

Payments collected on subscription
receivable from related party                  --              --          88,000

Interest accrued on subscriptions
   receivable                              (3,777)             --              --

New subscription receivable                    --              --              --

Transfer to OCWEN                          29,764              --         185,864

Net loss                                       --              --        (294,209)
                                     ------------    ------------    ------------

Balance, October 31, 2004            $         --    $       (987)   $   (101,575)
                                     ============    ============    ============


   Theaccompanying notes are an integral part of these consolidated financial statements.

                                  BIOFARM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED OCTOBER 31, 2004 AND 2003


                                                    2004            2003
                                                 -----------    -----------

OPERATING ACTIVITIES
Net loss                                         $  (294,209)   $  (132,922)
Adjustments to reconcile net loss to cash
utilized by operating activities:
Extraordinary loss on transfer to OCWEN              193,892
Write-off of investments                                  --            932
Changes in:
Accounts payable                                      12,167        (13,180)
                                                 -----------    -----------
Net cash utilized by operating activities            (88,150)      (145,170)

INVESTING ACTIVITIES
Advances for note receivable                              --         (1,000)
Repayments for note receivable                            --          5,000
                                                 -----------    -----------

Net cash provided by investing activities                 --          4,000

FINANCING ACTIVITIES
Payments received for subscriptions receivable        88,000        141,200
                                                 -----------    -----------

Net cash provided by financing activities             88,000        141,200
                                                 -----------    -----------

(DECREASE) INCREASE  IN CASH                            (150)            30

Cash, beginning of period                                393            363
                                                 -----------    -----------

Cash, end of period                              $       243    $       393
                                                 ===========    ===========


              The accompanying notes are an integral part of these
                        consolidated financial statements

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2004 AND 2003

      NOTE A - ORGANIZATION AND OPERATIONS

      Organization

      Biofarm, Inc. (the "Company") was incorporated in June 1991 to acquire, operate and develop environmental contracting and consulting companies and related businesses. All operating companies were disposed of or sold in prior years. At October 31, 2004, the Company was a non-operating shell corporation.

      On December 10, 2004, the Company entered in a reverse merger transaction with friendlyway, Inc ("FWI"), a full-service solution provider of interactive customer communication systems and applications. As a result of this transaction, the stockholders of FWI became the controlling stockholders of the Company. This reverse merger transaction will be accounted for as a recapitalization of FWI, as FWI is the accounting acquirer, effective December 10, 2004.

      Operations

      The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. At October 31, 2004, the Company has total assets of $243 and liabilities of $101,818. Although all of the Company's liabilities have been assumed by Ocwen effective June 11, 2004 (see Note H), the Company remains as the primarily responsible party for these liabilities. The Company has recorded a receivable from Ocwen related to its assumption of the Company's liabilities; however, a valuation reserve equal to the full amount of the receivable has also been recorded. The Company's recent operations have consisted of administrative costs to maintain the Company, and identifying potential investment and acquisition opportunities. As a result of the Company's reverse merger transaction with FWI on December 10, 2004, the Company became an operating company. FWI is an early stage company with a limited operating history (See Note C for pro forma financial information related to this reverse merger transaction). Management considers FWI to be a potential high growth company with the ability to raise capital to fund its expansion and working capital needs

      These factors indicate that there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2004 AND 2003


      NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      Loss per common share

      The Company reports basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share" ("EPS"). There is no difference in basic and diluted EPS for the years ended October 31, 2004 and 2003 since there are no potentially dilutive securities outstanding for either period presented.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2004 AND 2003


      NOTE C - PROFORMA FINANCIAL INFORMATION

      As discussed in Note A, on December 10, 2004, the Company entered into a reverse merger transaction with FWI pursuant to the terms of a Share Exchange Agreement between the two companies. This reverse merger transaction will be accounted for as a recapitalization of FWI.

      The following table summarizes the results of the Company on a pro forma basis, as if the reverse merger transaction with FWI had occurred at the beginning of each period. These results do not purport to represent what the results of operations for the Company actually would have been or to be indicative of the future results of operations of the Company.


                                                        (Unaudited)
                                             For the year ended October 31,
                                                 2004              2003
      Revenues                                 $ 2,251,344    $ 1,494,468
      Net loss                                 $  (613,263)   $  (731,568)
      Net loss per share - basic and diluted   $      (.03)   $      (.03)


      NOTE D - SUBSCRIPTIONS RECEIVABLE

      The Company has a stock subscription receivable of $4,600 and $223,700 at October 31, 2004 and October 31, 2003, respectively. The stock subscription receivable on October 31, 2003, along with related accrued interest receivable of $29,764, was distributed to Ocwen Corp. as described in Note H.

      NOTE E - INCOME TAXES

      The Company has deferred tax assets of approximately $4.4 million as of October 31, 2004, related to net operating loss carryforwards ("NOL"), which have not been utilized. As a result of the spin-off of certain of the Company's operating subsidiaries, the reverse merger transaction with FWI on December 10, 2004, and the issuance of additional shares of common stock, the amount of the NOL of approximately $12.6 million is limited. Additionally, the utilization of this NOL, if available, to reduce the future income taxes will depend upon the generation of sufficient taxable income prior to the expiration of the useable portion of the NOL. Therefore, at October 31, 2004 and October 31, 2003, the Company has established a 100% valuation allowance against the deferred tax assets as the likelihood of recognizing this benefit cannot be certain. The net operating losses are due to expire in various years through October 2020.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2004 AND 2003

      NOTE F - ABANDONED INVESTMENTS

      The Company has previously entered into several contracts related to the proposed acquisitions of businesses. In connection with such contracts, the Company may have made cash advances to such businesses. Each of these investments (excluding friendlyway, Inc. Note K) has been abandoned and the contracts are terminated at October 31, 2004. Abandoned investments in 2004 and 2003 resulted in charges to operations of $17,500 and $19,037, respectively.


      NOTE G - ISSUANCE OF COMMON SHARES

      The Company has issued the following shares of its authorized, unissued common stock in exchange for the collection of subscriptions receivable and $19,875 in payment of the amount previously advanced by the Company in connection with a third party subscription agreement. The par value of these shares was removed from additional paid-in capital and credited to common stock.
                                                     Subscription
                                    Issued           Amount
                                    Shares           Received
                                    ------           --------
         June 23, 2003              106,850          $53,400
         November 5, 2003           306,000           33,000
         October 5, 2004            135,200           67,600


      During the year ended October 31, 2004, the Company collected an additional $20,400 of stock subscriptions receivable for which no common stock has been issued, but for which the Company is obligated to issue 40,800 shares of its common stock.

      Additionally, at October 31, 2004, the Company is contingently obligated to issue an additional 9,200 shares of its common stock pending collection of the remaining subscriptions receivable of $4,600.

                                  BIOFARM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2004 AND 2003

      NOTE H - LITIGATION SETTLEMENT AND TRANSFER TO OCWEN

      Transfer to Ocwen

      On June 11, 2004, the Board of Directors of the Company adopted a resolution providing for the transfer of all of the Company's assets to Ocwen Corp. ("Ocwen" - a former wholly-owned subsidiary of Biofarm) and assumption of all of the Company's liabilities by Ocwen. Also on June 11, 2004, the Company transferred its ownership of 100% of the outstanding stock of Ocwen to a trust for the benefit of the stockholders of Biofarm. This transfer from Biofarm of its assets to and assumption of its liabilities by Ocwen (i) enables Biofarm to effect the acquisition of an operating entity on a basis that gives the shareholders of the operating entity a preponderant interest in the Common Stock of Biofarm, (ii) removes Biofarm as a party defendant in the sole litigation matter to which it was a party defendant, and (iii) provides the shareholders of Biofarm with shares in another (Ocwen) company.

      As a result of the transfer of ownership in Ocwen to a trust, Ocwen is a private shell company. It is primarily through collection of its subscriptions receivable that Ocwen intends to fund the payment of liabilities assumed from Biofarm. As a result, the receivable recorded by the Company in connection with Ocwen's obligation to fund payment for the Company's liabilities is fully reserved at October 31, 2004.

      Litigation Settlement

      On July 22, 2004, the Company entered into an agreement of settlement with a party which had been seeking seeking recovery of approximately $3,000,000 that was paid by a foreign insurance company for an insurance settlement. As part of the settlement, which results in no costs to the Company, the Company agreed to transfer all of its assets and liabilities to Ocwen, as described above. Additionally, the agreement of settlement permitted the substitution of the Company by Ocwen as the named defendant.