Form 10QSB
period 2005-01-31
BIOFARM INC
filed 2005-03-17
CIK 888702

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

   |X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2005

   |_|    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          EXCHANGE ACT
          For the transition period from ________________ to __________________

                         Commission file number 0-20317


                                  BIOFARM, INC.

        (Exact name of small business issuer as specified in its charter)


             NEVADA                                            88-0270266
            --------                                         -------------
  (State or other jurisdiction                               (IRS Employer
of incorporation or organization)                         Identification No.)


              1255 BATTERY STREET, SAN FRANCISCO, CALIFORNIA 94111
     ----------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (415) 288-3333
     ----------------------------------------------------------------------
                           (Issuer's telephone number)


     ----------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 0r 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes |X|        No |_|

The number of shares outstanding of each of the Issuer's Common Stock, $.001 par value, as of March 15, 2005 was 23,681,095.

                      BIOFARM, INC. D/B/A FRIENDLYWAY, INC.
                                JANUARY 31, 2005
                         QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS
                                                                            Page

Special Note Regarding Forward Looking Statements............................  3

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited)
              Condensed Consolidated Balance Sheet as of
                        January 31, 2005.....................................  4
              Condensed Consolidated Statements of Operations -
                       Three months ended January 31, 2005 and 2004..........  5
              Condensed Consolidated Statements of Changes in
                        Stockholders' Equity.................................  6
              Condensed Consolidated Statements of Cash Flows -
                      Three months ended January 31, 2005 and 2004...........  7
              Notes to Condensed Consolidated Financial Statements ..........  8
Item 2.       Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.............................. 11
Item 3.       Controls and Procedures........................................ 17

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.............................................. 17
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.... 17
Item 5.       Other Items.................................................... 17
Item 6.       Exhibits and Reports on Form 8-K............................... 17

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended January 31, 2005, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                      BIOFARM, INC. D/B/A FRIENDLYWAY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             AS OF JANUARY 31, 2005
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                           $    68,433
     Accounts receivable, net                                                348,387
     Inventory                                                               104,917
     Other current assets                                                      3,430
                                                                         -----------
           Total current assets                                              525,167

FURNITURE AND EQUIPMENT, net                                                  83,156
                                                                         -----------

TOTAL ASSETS                                                             $   608,323
                                                                         ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Note payable, bank                                                   $    49,851
    Note payable, other                                                       60,000
    Convertible notes payable, Stockholders                                  213,000
    Convertible notes payable, other                                         198,000
    Accounts payable                                                         451,714
    Accrued interest                                                          27,781
    Accrued license and maintenance fees, Stockholder                         83,209
    Other current liabilities                                                 94,022
                                                                         -----------
           Total current liabilities                                       1,177,577

LONG-TERM DEBT
    Note payable, Stockholder                                                367,500
                                                                         -----------
                                                                             367,500
STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $.001 par value; 25,000,000 shares
       authorized, 23,681,480 issued and 23,681,095 outstanding               23,682
    Additional paid-in capital                                                75,873
    Unearned compensation                                                   (113,384)
    Accumulated deficit                                                     (921,938)
                                                                         -----------
                                                                            (935,767)
    Less treasury stock, at cost, 385 shares                                    (987)
                                                                         -----------
            Total stockholders' equity (deficit)                            (936,754)
                                                                         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $   608,323
                                                                         ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      BIOFARM, INC. D/B/A FRIENDLYWAY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED JANUARY 31, 2005 AND 2004
                                   (UNAUDITED)

                                                   2005            2004
                                               ------------    ------------
REVENUES
     Sales                                     $    361,639    $    286,085
     Rentals and services                           149,328          87,210
                                               ------------    ------------
           Total revenues                           510,967         373,295

COST OF REVENUES
     Sales                                          244,241         344,165
     Rentals and services                            90,118          49,185
                                               ------------    ------------
           Total cost of revenues                   334,359         393,350
                                               ------------    ------------
Gross profit (loss)                                 176,608         (20,055)

Selling, general and administrative expenses        396,136         200,474

Stock based compensation                             31,795              --
                                               ------------    ------------

Loss from operations                               (251,323)       (220,529)

Other income                                             --          23,070
                                               ------------    ------------

            NET LOSS                           $   (251,323)   $   (197,459)
                                               ============    ============

Basic and diluted loss per common share        $      (0.01)   $      (0.01)
                                               ============    ============

Weighted average number of common shares         21,156,164      18,000,000
                                               ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      BIOFARM, INC. D/B/A FRIENDLYWAY, INC.
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                          PERIOD ENDED JANUARY 31, 2005
                                   (UNAUDITED)

                                                                                                                 Total
                                        Common stock       Additional   Retained                              Stockholders'
                                    --------------------    Paid-in     Earnings/    Treasury      Unearned      Equity
                                      Shares     Amount     Capital     (Deficit)      stock     Compensation   (Deficit)
                                    ----------   -------   ---------   ----------    ---------    ----------    ---------
Balance at December 31, 2002        18,000,000   $18,000   $  39,143   $  200,016    $      --    $       --    $ 257,159

Net loss                                                                 (433,453)                               (433,453)
                                    ----------   -------   ---------   ----------    ---------    ----------    ---------
Balance at December 31, 2003
                                    18,000,000    18,000      39,143     (233,437)          --            --     (176,294)
Purchase of treasury stock -
  1,633,334 shares                                                                    (367,500)                  (367,500)

Reissuance of treasury stock -
  for compensation - 833,334 shares                                                    187,500       (40,179)     147,321

Sales of treasury stock -
  800,000 shares                                                                       180,000                    180,000

Stock options granted for
services                                                     143,000                                (105,000)      38,000

Net loss                                                                 (437,178)                               (437,178)
                                    ----------   -------   ---------   ----------    ---------    ----------    ---------
Balance at October 31, 2004         18,000,000    18,000   $ 182,143   $ (670,615)   $      --    $ (145,179)   $(615,651)

Effect of reverse merger             5,681,095     5,682    (106,270)                     (987)                  (101,575)

Amortization of unearned
  compensation                                                                                        31,795       31,795

Net loss                                                                 (251,323)                               (251,323)
                                    ----------   -------   ---------   ----------    ---------    ----------    ---------
Balance at January 31, 2005         23,681,095   $23,682   $  75,873   $ (921,938)   $    (987)   $ (113,384)   $(936,754)
                                    ==========   =======   =========   ==========    =========    ==========    =========

The accompany notes are an integral part of these condensed consolidated financial statements.

                      BIOFARM, INC. D/B/A FRIENDLYWAY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED JANUARY 31, 2005 AND 2004
                                   (UNAUDITED)

                                                       2005          2004
                                                     ---------    ---------
OPERATING ACTIVITIES

     Net loss                                        $(251,323)   $(197,459)
     Adjustments to reconcile net loss to net cash
        utilized by operating activities:
          Depreciation                                   6,589           --
          Stock based compensation                      31,795           --
          Changes in assets and liabilities:
             Accounts receivable                        63,696       78,068
             Inventory                                 (45,297)      92,567
             Other current assets                       40,914        9,500
             Accounts payable                           (8,514)      14,964
             Accrued interest                           12,150           --
             Other current liabilities                  81,967       (4,872)
                                                     ---------    ---------

     Net cash utilized by operating activities         (68,023)      (7,232)

INVESTING ACTIVITIES

     Purchase of property and equipment                 (3,190)          --
                                                     ---------    ---------

     Net cash utilized by investing activities          (3,190)          --
                                                     ---------    ---------

         DECREASE IN CASH                              (71,213)      (7,232)

Cash, beginning of period                              139,646       56,915
                                                     ---------    ---------

Cash, end of period                                  $  68,433    $  49,683
                                                     =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Cash paid for interest during the period       $   4,765    $   1,514
                                                     =========    =========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the three-month period ended January 31, 2004, the Company applied a prepaid deposit against accounts payable in the amount of $124,000.

During the three-month period ended January 31, 2004, the Company converted accounts payable to notes payable in the amount of $60,000.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      BIOFARM, INC. D/B/A FRIENDLYWAY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND BASIS AND PRESENTATION

ORGANIZATION

On December 10, 2004, Biofarm, Inc. and its subsidiaries ("BIOF") entered into a reverse merger transaction with Friendlyway, Inc. ("FWI" or the "Company"). As a result, BIOF became an operating company. BIOF was a non-operating public shell corporation prior to the reverse merger transaction. As a result of this transaction, the stockholders of FWI became the controlling stockholders of BIOF, and FWI became a public company Registrant. This reverse merger transaction has been accounted for as a recapitalization of FWI, as FWI is the accounting acquirer, effective December 10, 2004. As a result, the historical equity of the Company has been restated on a basis consistent with the recapitalization.

FWI was incorporated on June 8, 2000 in the State of Delaware by friendlyway, AG ("FWAG"). Through July 31, 2002, FWI was a wholly owned subsidiary of FWAG. Effective August 1, 2002, Alexander von Welczeck, FWI's President acquired a 70% interest in FWI from FWAG pursuant to a Management Buyout Agreement ("MBO") with FWAG. Following the MBO, FWAG retained a 30% ownership interest in FWI.

BUSINESS

FWI is a leading self-service solutions provider of customer-facing public access self-service systems. The Company's products focus on the improvement of internet-based customer communication at the point of sale in retail stores, point of service/information in public locations or the Internet.

BASIS OF PRESENTATION

The Company has prepared these unaudited condensed consolidated financial statements in accordance with the instructions to Form-10QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

FWI changed its fiscal year end to October 31 in connection with its reverse merger with BIOF.

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the Company's results of operations and financial condition and cash flows for the interim periods presented, including normal recurring accruals and other items. The results of operations for the periods presented are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and the disclosures to FWI audited financial statements included in Form 8-K/A filed on March 3, 2005.

The Company has prepared these unaudited condensed consolidated financial statements in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote required by U.S. generally accepted accounting principles for complete financial statments.

The Company's condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. At January 31, 2005, the Company has total assets of $608,323 and liabilities of $1,545,075. FWI is an early stage company with a limited operating history. In their report on the Company's financial statements for the year ended October 31, 2004 included in the Fiscal 2004 Form 8-K/A, the Company's independent auditors expressed substantial doubt about the Company's ability to continue as a going concern. On March 4, 2005, FWI obtained $150,000 of debt financing from FWAG and are in advanced discussions for additional financing for working capital.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVENTORY

Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventory consists entirely of work-in-process at January 31, 2005.

REVENUE RECOGNITION

Revenue consists primarily of sales and rentals of self-service systems and professional services. Sales revenue is recognized when both title and risk of loss transfer to the customer, provided that no significant obligations remain. Rental revenue is recognized as earned in accordance with the terms of rental agreements, which are generally short-term in duration. The Company provides for an estimate of product returns and doubtful accounts, based on historical experience.

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes.

EARNINGS PER SHARE

The Company accounts for loss per share under the provisions of SFAS No. 128, Loss Per Share, which requires a dual presentation of basic and diluted loss per share. Basic loss per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed assuming the conversion of common stock equivalents, when dilutive. For the three-months ended January 31, 2005 and 2004, the Company's common stock equivalents, which consist of convertible debt and stock options, were anti-dilutive, and therefore, basic and diluted loss per share were the same. The basic and diluted loss per share data and weighted average number of shares data for the period ended January 31, 2004 have been restated to present FWI's data on a recapitalized basis.

NOTE C - RELATED PARTY TRANSACTIONS

In August 2002, the Company entered into a license agreement ("License Agreement") with its former parent and current minority shareholder, FWAG. Under the terms of the License Agreement, FWI is required to pay a license and maintenance fee as a percentage of gross revenue to FWAG. For the three months ended January 31, 2005 and 2004, FWI has incurred license and maintenance fees in the amounts of $12,774 and $9,332, respectively, and at January 31, 2005, has recorded a liability of $83,209 related to license and maintenance fees payable.

During the three months ended January 31, 2005 and 2004, the Company had purchases of $41,233 and $2,744, respectively from FWAG.

On March 4, 2005, FWI obtained $150,000 of debt financing from FWAG and are in advanced discussions for additional financing for working capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the last three years, Biofarm, Inc. ("BIOF") was a non-operating "shell" corporation with no revenue. During this period, BIOF's management had sought to acquire an operating business. On August 24, 2004, BIOF entered into a Share Exchange Agreement with the stockholders of Friendlyway, Inc. ("FWI" or the "Company"), pursuant to which BIOF agreed to acquire all of the outstanding shares of FWI in exchange for the issuance of 18,000,000 shares of Common Stock of BIOF and the assumption of outstanding options granted to FWI employees. That transaction closed on December 10, 2004 and FWI became a wholly-owned subsidiary of BIOF. This transaction has been accounted for (effective as of December 10, 2004) as a recapitalization of FWI, which is the accounting acquirer. As a result, the Company became an operating company. The Statements of Operations for the three months ended January 31, 2005 and 2004 reflect the activity of the operations of FWI.

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

In March 2004, Henry Lo assumed full time responsibilities as Chief Financial Officer. Mr. Lo, together with Mr. von Welczeck, brought new investors to the FWI to strengthen FWI's working capital to support its sales growth, and took steps necessary to implement a new business strategy. This new business strategy will seek to combine software, services and design around the self-service solutions marketplace. In December 2004, FWI announced the launch of Friendlyway Media, which will be primarily focused on FWI's software platform and custom software design services. Together with Friendlyway Interactive Systems and Friendlyway Event Services, these three business units form the revenue model of FWI. Currently, FWI generates most of its revenue from the sale and rental of its systems. FWI has a direct sales force in addition to a strong network of value added resellers for complex software integration projects. For our rental business, FWI utilizes its proprietary Certified Rental Partner Network for fulfilling short-term rental deployments for our customers. FWI outsources its non-strategic tasks, including assembly and manufacturing, which management believes, results in increased turnover and scalability in a cost-effective manner. FWI's products and services are offered domestically, in Europe and in Asia.

During 2004, a number of steps were taken to prepare FWI for the launch of this new plan, culminating with the reverse merger transaction with BIOF. Among these steps taken were:

      o Construction of the details of the new business plan around the Company's three core business units: Friendlyway Interactive Systems, Friendlyway Event Services and Friendlyway Media.
      o Reduction of costs via direct materials sourcing and a change in contract manufacturing partner.
      o Engagement of key professional services providers: including legal and investment banking.
      o     Negotiating with new investment sources.
      o     Identifying and negotiating with key acquisition targets.

The Company's goal is to become a leading self-service solutions provider of customer-facing public access self-service systems. FWI's customers include some of the most prestigious Fortune 500 companies including: Bank of America, Boeing, Disney, Fidelity Investments, Marriott Hotels, Merck, Microsoft, Nike, and Pfizer.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere is this report. Except for the historical financial information contained herein, the matters discussed in this Quarterly Report on Form 10-QSB may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such statements include declarations regarding the intent, beliefs or current expectations of Biofarm and our management. Such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. We undertake no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the dates hereof or to reflect the occurrence of unanticipated events. Important factors which could cause actual results to differ materially from those in the forward-looking statements, include but are not limited to: the company's short operating history which makes it difficult to predict its future results of operations; the dependence of the company's revenue upon the company's suite of products; the company's history of operating losses and expected future losses which could impede its ability to address the risks and difficulties encountered by companies in new and rapidly evolving markets; the company's future operating results could fluctuate which may cause volatility or a decline in the price of the company's stock.

The following discussion is a comparison of FWI results of the two periods as the acquisition was accounted for as a recapitalization of FWI and, thus, the results of FWI (rather than the results of Biofarm (which had no operations)) are being presented and discussed.

THREE MONTHS ENDED JANUARY 31, 2005 AS COMPARED TO THREE MONTHS ENDED JANUARY 31, 2004

REVENUE

Revenue consists primarily of sales and rentals of self-service systems and professional services. Sales revenue is recognized when both title and risk of loss transfer to the customer, provided that no significant obligations remain. Rental revenue is recognized as earned in accordance with the terms of rental agreements, which are generally short-term in duration. The Company provides for an estimate of product returns and doubtful accounts, based on historical experience.

Total revenue for the three months ended January 31, 2005 ("2005 period) increased $137,671, or 36.9% to $510,967 from $373,296 for the three months ended January 31, 2004 ("2004 period). Systems sales revenue and systems rental and services revenue accounted for 70.8% and 29.2% of total revenue, respectively for the 2005 period and 76.6% and 23.4%, respectively for the 2004 period.

Sales revenue. We sell our systems to end user customers and value added resellers (VARs). Systems sales revenue for the 2005 period increased $75,554, or 26.4% to $361,639 from $286,085 for the 2004 period. The increase in systems sales activity was principally driven by increased sales and marketing efforts and headcount during the 2005 period.

Rental and services revenue. We maintain a pool of rental units for short-term deployments to end-user customers. In addition, FWI utilizes its proprietary Certified Rental Partner Network for fulfilling short-term rental deployments for our customers. Systems rental and service revenue for the 2005 period increased $62,118, or 71.2% to $149,328 from $87,210 for the 2004 period. The increase in systems rental and service revenue was principally driven by stronger demand for our systems at tradeshow and conference venues from new and existing customers during the 2005 period.

COST OF REVENUE

Cost of sales revenue. Cost of sales revenue is primarily comprised of manufacturing and component costs in the production of our systems. We outsource our manufacturing to a contract manufacturing partner and in most cases, directly purchase components for production from third-party vendors. For certain systems, we purchase directly from FWAG. Despite an increase in sales revenue, cost of sales revenue for the 2005 period decreased $99,924 to $244,241 from $344,165 for the 2004 period. This decrease is attributed to lower manufacturing and assembly costs as we transitioned to a new manufacturing partner in the 2005 period and lower costs in our key components such as displays and personal computers. Cost of sales revenue as a percentage of sales revenue was 67.5% for the 2005 period resulting in a gross margin on sales revenue of 32.5%. Cost of sales revenue as a percentage of sales revenue was 120.3% for the 2004 period resulting in a negative gross margin on sales revenue of 20.3%. Producing and purchasing in larger quantities enables more favorable pricing for FWI, which may result in improved gross margins.

Cost of rental revenue. Cost of rental revenue is primarily comprised of fulfillment costs to our Certified Rental Partner Network for short-term rental deployments to end-user customers. Cost of rental revenue for the 2005 period increased $40,933, or 83.2% to $90,118 from $49,185 during the 2004 period. Cost of rental revenue as a percentage of rental revenue was 60.3% for the 2005 period resulting in a gross margin on sales revenue of 39.7%. Cost of rental revenue as a percentage of rental revenue was 56.4% for the 2004 period resulting in a gross margin on sales revenue of 43.6%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Total selling, general and administrative expenses for the 2005 period increased $195,662, or 97.6% to $396,136 from $200,474 during the 2004 period. The increase in selling, general and administrative expenses for the 2005 period was principally driven by increases in salaries and benefits of $94,294 associated with the increase in headcount and in legal fees of $70,995 incurred for the reverse merger transaction with Biofarm. The Company anticipates that recurring legal expenses will increase in conjunction with additional acquisition related activity and the related costs associated with being a public company.

LIQUIDITY AND CAPITAL RESOURCES

For the last three years, BIOF was a non-operating "shell" corporation with no revenue. During this period, BIOF management had sought to acquire an operating business. On December 10, 2004, BIOF entered in a reverse merger transaction with FWI and as a result, BIOF became an operating company. During 2004, FWI raised $180,000 from the issuance of Common Stock and $411,000 from issuance of convertible notes for working capital purposes.

We believe that cash generated from operations may be insufficient to fund our ongoing operations through the next twelve months. During fiscal year ended October 31, 2004, FWI successfully raised equity and debt financing to fund its working capital. Efforts are underway to secure additional financing. In early March 2005, we raised an additional $150,000 of debt financing and are in advanced discussions to secure additional financing for working capital.

We currently have certain financing agreements in place for potential sources of financing but there can be no assurance that we will be able to successfully raise such additional funds or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be dilutive to our current shareholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in sufficient amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition. Lack of additional funds will materially affect our business and may cause us to cease operations. Consequently, shareholders could incur a loss of their entire investment in Biofarm.

Our financial statements were prepared on the assumption that we will continue as a going concern. The report of our independent registered pulic accounting firm for the year ended October 31, 2004 acknowledges that we have incurred losses in each of the last three fiscal years and that we will require additional funding to sustain our operations. These conditions cause substantial doubt as to our ability to continue as a going concern. Our financial statements included herein do not include any adjustments that might result should we be unable to continue as a going concern.

We cannot guarantee that additional funding will be available on favorable terms, if at all. If we are unable to obtain debt and/or equity financing upon terms that our management deems sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to pursue our business strategy and maintain our current operations.

RISKS AND UNCERTAINTIES

Our business is subject to the effects of general economic conditions, and in particular, market conditions in the software and computer industries. Our operating results have been and continue to be adversely affected as a result of the recent unfavorable global economic conditions and reduced consumer spending in the high tech sector. These adverse economic conditions in the U.S., may continue in the short term, and they may continue to adversely affect our revenue and earnings. If these economic conditions do not improve, or if we experience a continued weakening of the economy or technology spending, we may experience material adverse impacts on our business.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS:

      o     delays in shipment of our major new versions of existing products
      o     lack of acceptance of new versions of existing products
      o     introduction of new products by major competitors
      o     weakness in demand for software
      o     lack of growth in worldwide personal computer sales
      o     corporate reductions in IT spending
      o     inability to integrate companies and products we acquire
      o     industry transitions to new business and information delivery models
      o changes occurring in the global market conditions affecting our customers

Statements included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts are forward-looking statements. These forward-looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the risk that new products and product upgrades may not be available on a timely basis, the risk that such products and upgrades may not achieve market acceptance, the risk that competitors will develop similar products and reach the market first, and the risk that the Company would not be able to fund its working capital needs from cash flow.

ITEM 3. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Neither the Company nor its property is subject to any legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 10, 2004, BIOF issued 18,000,000 shares of its Common Stock to all stockholders of FWI in exchange for all of the outstanding shares of FWI.

The issuance of the shares referred to above was not effected through a broker-dealer, and no underwriting discounts or commissions were paid in connection with such issuance.

Exemption from registration requirements is claimed under the Securities Act of 1933 ("The Securities Act") in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder. The purchasers represented their intention to acquire the Company's shares for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate legends were affixed to the certificates evidencing the shares in such transaction. The purchasers had acquired access to information about BIOF.

ITEM 5. OTHER INFORMATION

On December 10, 2004, BIOF entered in a reverse merger transaction with FWI. As a result, BIOF became an operating company. BIOF was a non-operating public shell corporation previous to the reverse merger transaction. As a result of this transaction, the stockholders of FWI became the controlling stockholders of BIOF, and FWI became a public company Registrant. This reverse merger transaction has been accounted for as a recapitalization of FWI, as FWI is the accounting acquirer, effective December 10, 2004.

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


BIOFARM, INC.                                      /s/ Alexander von Welczeck
-------------                                      --------------------------
  (Registrant)                                     Alexander von Welczeck
                                                   Chief Executive Officer

Dated: March 17, 2005