Form 10QSB
period 2005-04-30
BIOFARM INC
filed 2005-06-22
CIK 888702

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________

Commission file number 0-20317

friendlyway Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	88-0270266
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1255 Battery Street, San Francisco, California 94111
(Address of principal executive offices)

(415) 288-3333
(Issuer's telephone number)

Biofarm, Inc.
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

Yes ☒   No ☐

The number of shares outstanding of each of the Issuer's Common Stock, $.001 par value, as of May 23, 2005 was 25,428,130.

FRIENDLYWAY CORPORATION
April 30, 2005
Quarterly Report on Form 10-QSB

Table of Contents

		Page

Special Note Regarding Forward-Looking Statements		3

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheet as of April 30, 2005	4
	Condensed Consolidated Statements of Operations - Three and six months ended
	April 30, 2005 and 2004	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity / (Deficit) - period ended April 30, 2005	6
	Condensed Consolidated Statements of Cash Flows - Six months ended
	April 30, 2005 and 2004	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	19
Item 3.	Controls and Procedures	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Items	20
Item 6.	Exhibits and Reports on Form 8-K	20

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended April 30, 2005, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

FRIENDLYWAY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
As of April 30, 2005
(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$25,537
Accounts receivable, net	425,217
Inventory	155,415
Other current assets	10,274
Total current assets	616,443

FURNITURE AND EQUIPMENT, net	77,755

Total Assets	$694,198

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Note payable, bank	$49,851
Note payable, other	90,000
Notes payable, Stockholder	31,250
Convertible notes payable, Stockholders	213,000
Convertible notes payable, other	198,000
Accounts payable	299,118
Accrued interest	34,106
Other current liabilities	80,020
Total current liabilities	995,345

LONG-TERM DEBT
Notes payable, Stockholder	418,750
Note payable, Stockholder	367,500
786,250
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, no par value; 5,000,000 shares authorized,
0 shares issued and outstanding	—
Common stock, $.001 par value; 100,000,000 shares
authorized, 25,428,130 issued and outstanding	25,428
Additional paid-in capital	177,627
Unearned compensation	(89,277)
Accumulated deficit	(1,200,188)
(1,086,410)
Less treasury stock, at cost, 385 shares	(987)
Total stockholders' equity (deficit)	(1,087,397)
Total Liabilities and Stockholders' Equity (Deficit)	$694,198

The accompanying notes are an integral part of these condensed consolidate financial statements.

FRIENDLYWAY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED APRIL 30, 2005 AND 2004
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30, 2005	April 30, 2004	April 30, 2005	April 30, 2004

REVENUES
Sales	$275,731	$266,224	$637,370	$552,309
Rentals and services	252,913	108,969	402,241	196,180
Total revenues	528,644	375,193	1,039,611	748,489

COST OF REVENUES
Sales	185,215	367,834	429,456	711,999
Rentals and services	163,931	55,291	254,049	104,476
Total cost of revenues	349,146	423,125	683,505	816,475

Gross profit (loss)	179,498	(47,932)	356,106	(67,986)

Selling, general and administrative expenses	495,601	182,591	879,587	391,638
Stock based compensation	24,107	—	55,902	—

Loss from operations	(340,210)	(230,523)	(579,383)	(459,624)

Other income	79,272	15,010	79,272	38,080
Interest expense	(17,312)	(551)	(29,462)	(2,065)

NET LOSS	$(278,250)	$(216,064)	$(529,573)	$(423,609)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of shares	25,038,130	18,000,000	23,457,434	18,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Friendlyway Corporation
Condensed Consolidated Statement of Stockholders' Equity / (Deficit)
Period Ended April 30, 2005
(unaudited)

	Common stock
	Shares	Amount	Additional Paid-in Capital	Unearned Compensation	Retained Earnings/(Deficit)	Treasury stock	Total Stockholders' Equity (Deficit)

Balance at December 31, 2002	18,000,000	$18,000	$39,143	$—	$200,016	$—	$257,159

Net loss					(433,453)		(433,453)

Balance at December 31, 2003	18,000,000	18,000	39,143	—	(233,437)	—	(176,294)

Purchase of treasury stock - 1,633,334 shares						(367,500)	(367,500)

Reissuance of treasury stock - for compensation - 833,334 shares				(40,179)		187,500	147,321

Sales of treasury stock - 800,000 shares						180,000	180,000

Stock options granted for services			143,000	(105,000)			38,000

Net loss					(437,178)		(437,178)

Balance at October 31, 2004	18,000,000	$18,000	$182,143	$(145,179)	$(670,615)	$—	$(615,651)

Effect of reverse merger	6,978,130	6,978	(107,566)			(987)	(101,575)

Sale of Common Stock	450,000	450	103,050				103,500

Recognition of stock issuance for compensation				55,902			55,902

Net loss					(529,573)		(529,573)

Balance at April 30, 2005	25,428,130	$25,428	$177,627	$(89,277)	$(1,200,188)	$(987)	$(1,087,397)

The accompany notes are an integral part of these condensed consolidated financial statements.

FRIENDLYWAY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2005 AND 2004
(unaudited)

	2005	2004
OPERATING ACTIVITIES
Net loss	$(529,573)	$(404,142)
Adjustments to reconcile net loss to net cash
utilized by operating activities:
Bad debt	35,900	—
Depreciation	11,990	—
Gain on settlement of note payable	(60,000)	—
Gain on settlement of accounts payable	(10,272)	—
Stock based compensation	55,902	—
Changes in assets and liabilities:
Accounts receivable	(49,034)	113,282
Inventory	(95,795)	84,834
Other current assets	36,435	9,500
Accounts payable	(60,838)	184,414
Accrued interest	18,475	—
Other current liabilities	82,391	(1,187)
Net cash utilized by operating activities	(564,419)	(13,299)

INVESTING ACTIVITIES
Purchase of property and equipment	(3,190)	(2,300)
Net cash utilized by investing activities	(3,190)	(2,300)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	103,500	—
Proceeds from issuance of notes, Stockholder	350,000	—
Net cash provided by financing activities	453,500	—

DECREASE IN CASH	(114,109)	(15,599)

Cash, beginning of period	139,646	56,915
Cash, end of period	$25,537	$41,316

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest during the period	$6,752	$2,065

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the six-month period ended April 30, 2005, the Company extinguished a note payable plus accrued interest in the amount of $69,000 and accounts payable in the amount of `$10,272.
During the six-month period ended April 30, 2005, the Company converted accounts payable to a note payable in the amount of $90,000.
During the six-month period ended April 30, 2005, the Company converted accrued license fees payable in the amount of $97,635 and prepaid license fees in the amount of $2,365 to a note payable in the amount of $100,000.
During the six-month period ended April 30, 2004, the Company converted accounts payable to a note payable in the amount of $60,000.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLYWAY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

On December 10, 2004, Biofarm, Inc. and its subsidiaries (“BIOF”) entered into a stock acquisition transaction with friendlyway, Inc. (“FWI”). As a result, BIOF, through its subsidiary FWI, became an operating company. BIOF was a non-operating public shell corporation previous to the stock aquisition transaction. As a result of this transaction, the stockholders of FWI became the controlling stockholders of BIOF, and FWI became a public company registrant. This stock acquisition transaction has been accounted for as a recapitalization of FWI, as FWI is the accounting acquirer, effective December 10, 2004. As a result, the historical equity of the Company has been restated on a basis consistent with the recapitalization. On April 19, 2005, BIOF filed an Amendment to its Articles of Incorporation changing its name to friendlyway Corporation and, in conjunction with that name change, friendlyway Corporation trades under the new stock symbol FDWY.OB as of April 22, 2005.

FWI was incorporated on June 8, 2000 in the State of Delaware by friendlyway, AG (“FWAG”). Through July 31, 2002, FWI was a wholly owned subsidiary of FWAG. Effective August 1, 2002, Alexander von Welczeck, FWI’s President acquired a 70% interest in FWI from FWAG pursuant to a Management Buyout Agreement (“MBO”) with FWAG. Following the MBO, FWAG retained a 30% ownership interest in FWI. In the December 10, 2004 transaction, BIOF became the sole shareholder of FWI.

BUSINESS

Friendlyway Corporation (“FDWY” or the “Company”), through its wholly-owned subsidiary, FWI, is a self-service solutions provider of customer-facing public access self-service systems. The Company’s products focus on the improvement of internet-based customer communication at the point of sale in retail stores, point of service/information in public locations or the Internet.

BASIS OF PRESENTATION

FWI changed its fiscal year end to October 31 in connection with its reverse merger with BIOF.

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair representation of the Company's results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results of operations for the periods presented are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and the disclosures to FWI audited financial statements included in Form 8-K/A filed on March 3, 2005.

The Company's condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. FWI is an early stage company with a limited operating history. In their report on the Company’s financial statements for the year ended October 31, 2004 included in the Fiscal 2004 Form 8-K/A, the Company’s independent auditors expressed substantial doubt about the Company’s ability to continue as a going concern. During the three months ended April 30, 2005, FDWY secured $550,000 of financing from Friendlyway, AG (“FWAG”) and $103,500 of financing through the sale of common stock from a stockholder, who most recently was elected as Chairman and Chief Executive Officer of the Company. The Company continues to seek additional financing for working capital.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reporting period. Accordingly, actual results could differ from those estimates.

INVENTORY

Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventory consists of work-in-process and finished goods at April 30, 2005.

REVENUE RECOGNITION

Revenue consists primarily of sales and rentals of self-service systems and professional services. Sales revenue is recognized when both title and risk of loss transfer to the customer, provided that no significant obligations remain. Rental revenue is recognized as earned in accordance with the terms of rental agreements, which are generally short-term in duration. The Company provides for an estimate of doubtful accounts, based on a specific identification method.

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes.

LOSS PER SHARE

The Company accounts for loss per share under the provisions of SFAS No. 128, Loss Per Share, which requires a dual presentation of basic and diluted loss per share. Basic loss per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed assuming the conversion of common stock equivalents, when dilutive. For the three-and six-months ended April 30, 2005 and April 30, 2004, the Company’s common stock equivalents, which consist of convertible debt and stock options, were anti-dilutive, and therefore, basic and diluted loss per share were the same. The basic and diluted loss per share data and weighted average number of shares data for the three- and six-months ended April 30, 2004 have been restated to present the Company’s data on a recapitalized basis.

NOTE C - NOTES PAYABLE

NOTE PAYABLE, OTHER

In April 2005, the Company extinguished its unsecured promissory note for $60,000 plus accrued interest of $9,000 with its law firm. This note was entered into between the Company and its law firm in December 2003 for services rendered. The Company reflected this settlement along with a settlement of $10,272 of payables for services rendered by its law firm on the Statements of Operations as other income for the three and six months ended April 30, 2005.

In April 2005, the Company entered into a new unsecured promissory note for $90,000 for services rendered by its law firm. The note constitutes a settlement of $90,000 of outstanding payables. The note bears interest of 10% per annum and matures on March 31, 2006. Payments required on the note are for quarterly payments of $22,500 beginning June 30, 2005.

NOTES PAYABLE, STOCKHOLDER

During the three months ended April 30, 2005, the Company issued four unsecured promissory notes payable to Friendlyway AG (also a stockholder of the Company) in the aggregate amount of $550,000. Such notes are unsecured, bear interest at 6% per annum and matures on March 31, 2008. Payments required on the notes are equal quarterly payments beginning on the last day of the first calendar quarter immediately following the first anniversary of the effective date of the note.

NOTE D - STOCK PURCHASE AGREEMENT

In April 2005, the Company entered into a Stock Purchase Agreement with Dr. Michael Urban (who most recently was elected by the Board on Directors on June 16, 2005 as Chairman and Chief Executive Officer of the Company) in the amount of $103,500 for the purchase of 450,000 shares of the Company’s Common Stock.

NOTE E - STOCKHOLDERS’ EQUITY

In April 2005, the Company filed an Amendment to its Articles of Incorporation to increase the Company’s authorized shares to 100,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, par value $0.001 per share.

NOTE F - LEGAL MATTERS

In March 2005, an action was brought against the Company by Plaintiff John McConkie (“McConkie”) in the United States District District Court (Central District of California). The thrust of the claim by McConkie is that Biofarm through one of its former Directors, and an Ohio lawyer named Roger Kimmel (“Kimmel”) essentially defrauded him of approximately $75,000. The complaint alleges a scheme whereby Kimmel, purportedly acting as the General Counsel of Biofarm, signed a letter agreement where McConkie would purchase a controlling interest in Biofarm for $200,000. McConkie claims that he transferred $75,000 to Kimmel in the nature of earnest money to get the transaction going. After the transfer, McConkie alleges that Kimmel refused to consummate the transaction, and refused to return McConkie's funds.

After consultation with legal counsel, we have been advised that Kimmel, through his counsel, has made a settlement offer to McConkie’s counsel to dismiss the action. Management believes that the aggregate liability, if any, resulting from this claim will not have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

NOTE G - RELATED PARTY TRANSACTIONS

In August 2002, FWI entered into a license agreement (“License Agreement”) with FWAG. Under the terms of the License Agreement, FWI is required to pay a license and maintenance fee as a percentage of gross revenue to FWAG. For the three months ended April 30, 2005 and 2004, FWI has incurred license and maintenance fees in the amounts of $14,426 and $9,380, respectively. For the six months ended April 30, 2005 and 2004, FWI has incurred license and maintenance fees in the amounts of $27,200 and $19,466, respectively.

During the three months ended April 30, 2005, FDWY secured $550,000 of additional financing from FWAG, of which $100,000 of cash proceeds was received on May 6, 2005 and $100,000 was for the conversion of accrued license and maintenance fees payable due FWAG in the amount of $97,635, resulting in a prepaid license fee of $2,365. As of April 30, 2005, the Company recorded a receivable of $100,000 and a prepaid license fee of $2,365.

During the three months ended April 30, 2005 and 2004, the Company made purchases of finished goods inventory for resale amounting to $23,495 and $4,343, respectively from FWAG. During the six months ended April 30, 2005 and 2004, the Company made purchases of finished goods inventory for resale amounting to $64,729 and $7,087, respectively from FWAG.

NOTE H - SUBSEQUENT EVENTS

On June 16, 2005, the Company’s Board of Directors approved the conversion of the convertible notes payable, Stockholders in the amount of $213,000 and convertible notes payable, other in the amount of $18,000 to shares of the Company’s common stock.

On June 16, 2005, the Company’s Board of Directors approved the conversion of notes payable plus accrued interest in the amount of $556,458 to 2,318,575 shares of the Company’s common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the last three years, BIOF was a non-operating “shell” corporation with no revenue. During this period, BIOF’s management had sought to acquire an operating business. On August 24, 2004, BIOF entered into a stock acquisition with the stockholders of FWI, pursuant to which the Company agreed to acquire all of the outstanding shares of FWI in exchange for the issuance of 18,000,000 shares of Common Stock of the Company and the assumption of outstanding options granted to FWI employees. That transaction closed on December 10, 2004 and FWI became a wholly-owned subsidiary of BIOF (whose name was subsequently changed to friendlyway Corporation in April 2005). The transaction has been accounted for (effective as of December 10, 2004) as a recapitalization of FWI, which is the accounting acquirer. As a result, the Company became an operating company. The Statement of Operation for the three and six months ended April 30, 2005 and 2004 reflects the activity of the operations of FWI.

FWI was incorporated in Delaware in June 2000, as a self-service solutions provider of customer-facing public access self-service systems. Through FWI, the Company’s products focus on the improvement of internet-based customer communication at the point of sale in retail stores, point of service/information in public locations or the Internet. Through July 31, 2002, FWI was a wholly-owned subsidiary of FWAG. Effective August 1, 2002, FWI’s President, Alexander von Welczeck, acquired a 70% interest in FWI from FWAG, pursuant to a Management Buyout Agreement (“MBO”) with FWAG. Following the MBO, FWAG retained a 30% ownership interest in FWI. In the December 10, 2004 transaction, BIOF became the sole shareholder of FWI.

In March 2004, Henry Lo assumed full time responsibilities as Chief Financial Officer of FWI. Mr. Lo, together with Mr. von Welczeck, brought new investors to FWI to strengthen FWI’s working capital to support efforts to grow, and took steps necessary to try to implement a new business strategy. This new business strategy will seek to combine software, services and design around the self-service solutions marketplace. In December 2004, FWI announced the launch of Friendlyway Media, which will be primarily focused on FWI’s software platform and custom software design services. Together with Friendlyway Interactive Systems and Friendlyway Event Services, these three business units form the revenue model of FWI. Currently, FWI generates most of its revenue from the sale and rental of its systems. FWI has a direct sales force in addition to a network of value added resellers for complex software integration projects. For its rental business, FWI utilizes its proprietary Certified Rental Partner Network for fulfilling short-term rental deployments for customers. FWI outsources its non-strategic tasks, including assembly and manufacturing, which management believes, results in increased turnover and scalability in a cost-effective manner. FWI’s products and services are offered domestically, in Europe and in Asia.

During 2004, a number of steps were taken to prepare FWI for the launch of this new plan, culminating with the stock acquisition transaction with BIOF. Among these steps taken were:

•	Construction of the details of the new business plan around the Company’s three core business units: Friendlyway Interactive Systems, Friendlyway Event Services and Friendlyway Media.
•	Reduction of costs via direct materials sourcing and a change in contract manufacturing partner.
•	Engagement of key professional services providers: including legal and investment banking.
•	Negotiating with new investment sources.
•	Identifying and negotiating with key acquisition targets.

The Company’s goal is to become a leading self-service solutions provider of customer-facing public access self-service systems. FWI’s customers include some of the most prestigious Fortune 500 companies including: Bank of America, Boeing, Disney, Fidelity Investments, Marriott Hotels, Merck, Microsoft, Nike, and Pfizer.

Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere is this report. Except for the historical financial information contained herein, the matters discussed in this Quarterly Report on Form 10-QSB may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such statements include declarations regarding the intent, beliefs or current expectations of the Company and its management. Such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. We undertake no obligation to release publicly the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the dates hereof or to reflect the occurrence of unanticipated events. Important factors which could cause actual results to differ materially from those in the forward-looking statements, include but are not limited to: the Company's short operating history which makes it difficult to predict its future results of operations; the dependence of the Company's revenue upon the company's suite of products; the Company's history of operating losses and expected future losses which could impede its ability to address the risks and difficulties encountered by companies in new and rapidly evolving markets; the Company's future operating results could fluctuate which may cause volatility or a decline in the price of the Company's stock.

The following discussion compares of FWI results for the periods presented as the reverse merger transaction was accounted for as a recapitalization of FWI and thus the results of FWI [rather than the results of BIOF (which had no operations)] are being presented and discussed.

Three and Six Months Ended April 30, 2005 as Compared to Three and Six Months Ended April 30, 2004

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

Total revenue for the three months ended April 30, 2005 increased $153,450, or 40.9% to $528,644 from $375,194 for the three months ended April 30, 2004. Systems sales revenue and systems rental and services revenue accounted for 52.2% and 47.8%, respectively, of total revenue for the three months ended April 30, 2005 and 71.0% and 29.0%, respectively for the three months ended April 30, 2004.

Total revenue for the six months ended April 30, 2005 increased $291,122, or 38.9% to $1,039,611 from $748,489 for the six months ended April 30, 2004. Systems sales revenue and systems rental and services revenue accounted for 61.3% and 38.7%, respectively, of total revenue for the six months ended April 30, 2005 and 73.8% and 26.2%, respectively for the six months ended April 30, 2004.

Sales revenue. We sell our systems to end user customers and value added resellers (VARs). Systems sales revenue for the three months ended April 30, 2005 increased $9,507, or 3.6%, to $275,731 from $266,224 for the three months ended April 30, 2004. Systems sales revenue for the six months ended April 30, 2005 increased $85,061, or 15.4%, to $637,370 from $552,309 for the six months ended April 30, 2004. The increase in systems sales activity was principally driven by increased sales and marketing efforts and headcount during the 2005 periods.

Rental and services revenue. We maintain a pool of rental units for short-term deployments to end-user customers. In addition, FWI utilizes its proprietary Certified Rental Partner Network for fulfilling short-term rental deployments for our customers. Systems rental and services revenue for the three months ended April 30, 2005 increased $143,944, or 132.1%, to $252,913 from $108,969 for the three months ended April 30, 2004. Systems rental and services revenue for the six months ended April 30, 2005 increased $206,061, or 105.0%, to $402,241 from $196,180 for the six months ended April 30, 2004. The increase in systems rental and services revenue was principally driven by stronger demand for our systems at tradeshow and conference venues from new and existing customers during the 2005 periods.

Cost of revenue

Cost of sales revenue. Cost of sales revenue is primarily comprised of manufacturing and component costs in the production of our systems. We outsource our manufacturing to a contract manufacturing partner and in most cases, directly purchase components for production from third-party vendors. For certain systems, we purchase directly from FWAG. Cost of sales revenue for the three months ended April 30, 2005 decreased $182,619, or 49.6%, to $185,215 from $367,834 for the three months ended April 30, 2004. Cost of sales revenue for the six months ended April 30, 2005 decreased $282,543 or 39.7%, to $429,456 from $711,999 for the six months ended April 30, 2004. This decrease is attributed to lower manufacturing and assembly costs as we transitioned to a new manufacturing partner in the 2005 periods and lower cost in our key components such as displays and personal computers. Cost of sales revenue as a percentage of sales revenue was 67.2% and 67.4% for the three and six months ended April 30, 2005, respectively, resulting in gross margins on sales revenue of 32.8% and 32.6%, respectively. Cost of sales revenue as a percentage of sales revenue was 138.2% and 128.9% for the three and six months ended April 30, 2004 resulting in negative gross margins on sales revenue of 38.2% and 28.9%, respectively. Producing and purchasing in larger quantities enables more favorable pricing for FWI, which may result in improved gross margins.

Cost of rental and services revenue. Cost of rental and services revenue is primarily comprised of fulfillment costs to our Certified Rental Partner Network for short-term rental deployments to end-user customers. Cost of rental and services revenue for the three months ended April 30, 2005 increased $108,640, or 196.5% to $163,931 from $55,291 for the three months ended April 30, 2004. Cost of rental and services revenue for the six months ended April 30, 2005 increased $149,573, or 143.2% to $254,049 from $104,476 for the six months ended April 30, 2004. Cost of rental and services revenue as a percentage of rental and services revenue was 64.8% and 63.2% for the three and six months ended April 30, 2005, respectively, resulting in gross margins on rental revenue of 35.2% and 36.8%, respectively. Cost of rental and services revenue as a percentage of rental and services revenue was 50.7% and 53.3% for the three and six months ended April 30, 2004 resulting in gross margins on rental revenue of 49.3% and 46.7%, respectively.

Selling, general and administrative expenses

Total selling, general and administrative expenses for the three months ended April 30, 2005 increased $313,010, or 171.4% to $495,601 from $182,591 for the three months ended April 30, 2004. Total selling, general and administrative expenses for the six months ended April 30, 2005 increased $487,949, or 124.6% to $879,587 from $391,638 for the six months ended April 30, 2004. The increase in selling, general and administrative expenses for the 2005 periods was principally driven by an increase in legal fees and other transaction costs for the reverse merger transaction with Biofarm. In addition, the Company incurred non-cash compensation cost for the issuance of equity in conjunction with the reverse merger. The Company anticipates that recurring legal expenses will increase in conjunction with additional acquisition related activity and the related costs associated with being a public company.

Liquidity and Capital Resources

For the last three years, the Company was a non-operating “shell” corporation with no revenue. During this period, the Company’s management had sought to acquire an operating business. On December 10, 2004, the Company entered into a stock acquisition transaction with FWI and as a result, the Company became an operating company. During 2004, FWI raised $180,000 from the issuance of Common Stock and $411,000 from issuance of convertible notes for working capital purposes.

We believe that cash generated from operations may be insufficient to fund our ongoing operations through the next twelve months. Although we have received some equity and debt financing, efforts are underway to secure additional financing to enable us to meet our obligations, as execution of our business plan may require additional capital to fund operations. During the six months ended April 30, 2005, we raised an additional $550,000 of financing from FWAG and $103,500 through the sale of common stock to a stockholder. The Company continues to seek additional financing for working capital.

We currently have plans in place for potential sources of financing. Funds raised through future equity financing will likely be dilutive to our current shareholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in sufficient amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition. Lack of additional funds will materially affect our business and may cause us to cease operations. Consequently, shareholders could incur a loss of their entire investment in Friendlyway Corporation.

Our financial statements were prepared on the assumption that we will continue as a going concern. The report of our independent accountants for the year ended October 31, 2004 acknowledges that we have incurred losses in each of the last three fiscal years and that we will require additional funding to sustain our operations. These conditions cause substantial doubt as to our ability to continue as a going concern. Our financial statements included herein do not include any adjustments that might result should we be unable to continue as a going concern.

We cannot guaranty that additional funding will be available on favorable terms, if at all. If we are unable to obtain debt and/or equity financing upon terms that our management deems sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to pursue our business strategy and maintain our current operations.

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

Other Factors That May Affect Future Results of Operations:

•	delays in shipment of our major new versions of existing products
•	lack of acceptance of new versions of existing products
•	introduction of new products by major competitors
•	weakness in demand for software
•	lack of growth in worldwide personal computer sales
•	corporate reductions in IT spending
•	inability to integrate companies and products we acquire
•	industry transitions to new business and information delivery models
•	changes occurring in the global market conditions affecting our customers

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In March 2005, an action was brought against the Company by Plaintiff John McConkie (“McConkie”) in the United States District District Court (Central District of California). The thrust of the claim by McConkie is that Biofarm through one of its former Directors, and an Ohio lawyer named Roger Kimmel (“Kimmel”) essentially defrauded him of approximately $75,000. The complaint alleges a scheme whereby Kimmel, purportedly acting as the General Counsel of Biofarm, signed a letter agreement where McConkie would purchase a controlling interest in Biofarm for $200,000. McConkie claims that he transferred $75,000 to Kimmel in the nature of earnest money to get the transaction going. After the transfer, McConkie alleges that Kimmel refused to consummate the transaction, and refused to return McConkie's funds.

After consultation with legal counsel, we have been advised that Kimmel, through his counsel, has made a settlement offer to McConkie’s counsel to dismiss the action. Management believes that the aggregate liability, if any, resulting from this claim will not have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2005, the Company entered into a Stock Purchase Agreement with Dr. Michael Urban in the amount of $103,000 for the purchase of 450,000 shares of the Company's common stock.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period reported in this report on Form 10-QSB, an evaluation was carried out, under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing and reporting of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Internal Control Over Financial Procedures

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of evaluation described above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On March 9, 2005, the Board and the Majority Stockholders adopted resolutions to amend our Articles of Incorporation to:(i) The change in corporate name to friendlyway Corporation" and (ii) The increase in the total number of authorized shares of Common Stock, par value $0.001 per share, from 25,000,000 shares to 100,000,000 shares.
(b) On June 16, 2005, the Company held an annual meeting (the “Meeting”) of its stockholders.

(c) At the Meeting, the Company’s stockholders voted upon each of the following proposed director nominees with the results of the voting set forth opposite the name of each such nominee.

	FOR	AGAINST	ABSTAINED
Alexander von Welczeck	17,010,153	0	81
Klaus Trox	17,010,153	0	81
Andreas Stuetz	17,010,153	0	81
Thomas A. Fessler	17,010,153	0	81
Dr. Michael Urban	17,010,153	0	81

(d) The Company's stockholders also voted upon the appointment of the firm of Asher & Company, the present auditors, as the Company's auditors, to hold office until the next annual meeting of the Company's stockholders; the results of the vote were: 17,010,153 shares for, 15 shares against and 66 shares abstained.

(e) In addition, at the Meeting the stockholders voted on the shareholder proposal to ratify adoption of the Company’s 2005 Stock Incentive Plan and the reservation of 3,600,000 shares thereunder included as Appendix A in the Proxy Statement for 2005 Annual Meeting of Stockholders. The results of the vote were: 17,010,153 shares for, 81 shares against and 0 shares abstained.

ITEM 5. OTHER INFORMATION

None
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required to be filed by Item 601 of Regulation S-B

31.1  Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2  Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1  Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2  Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

(b)  Reports on Form 8-K

(1)
A report dated March 22, 2005, which included a summary pursuant to an agreement entitled "Settlement Agreement and Limited Release" dated effective February 28, 2005 (the "Agreement"), Alexander von Welczeck, a principal stockholder and the President and Chief Executive Officer of registrant, agreed to transfer to friendlyway AG, a German corporation ("FWAG"), another principal stockholder of registrant, 1,529,824 shares of registrant's common stock (the "Initial Transfer"). In addition, under the Agreement, Mr. von Welczeck also agreed to transfer to FWAG 20 percent of the additional shares of common stock of the registrant (the "Additional Shares") that Mr. von Welczeck is entitled to receive under provisions of a Share Exchange Agreement dated August 13, 2004 (the "Share Exchange Agreement") between registrant and the stockholders of friendlyway, Inc., a Delaware corporation ("FWI"), pursuant to which registrant issued shares of its common stock to the former stockholders of FWI in exchange for all of the outstanding capital stock of FWI, resulting in FWI becoming a wholly owned subsidiary of registrant.

Prior to the Initial Transfer, Mr. von Welczeck was the largest single stockholder of registrant. As a result of the Initial Transfer, FWAG became the largest single stockholder of the registrant.

(2)	A report dated April 11, 2005, which included summary loan transactions dated March 1, 2005 and April 4, 2005.

On March 1, 2005, registrant borrowed $150,000 from Friendlyway AG, a German corporation, and executed and delivered an Unsecured Promissory Note (the March 1, 2005 Promissory Note) in that principal amount to Friendlyway AG. Friendlyway AG beneficially owns approximately 30.2% of registrants outstanding common stock and was one of the selling stockholders of the shares of friendlyway, Inc. to registrant in the share exchange transaction that closed on December 10, 2004 and is described in registrants Annual Report Form 10-KSB for the year ended October 31, 2004.

The March 1, 2005 Note bears interest at the compounded interest rate of 6 percent per annum, is payable in equal quarterly installments of principal and accrued interest beginning on the last day of the first calendar quarter immediately following the date of the March 1, 2005 Note and on the last day of each calendar quarter thereafter, with the final payment due on or before March 31, 2008.

On April 4, 2005, registrant received payment of $100,000 from Friendlyway AG, a German corporation, under a Unsecured Promissory Note executed and delivered to Friendlyway AG on March 22, 2005 (the March 22, 2005 Promissory Note) in that principal amount to Friendlyway AG. The material relationships of Friendlyway AG to registrant are described above under the March 1, 2005 Loan Transaction.

The March 22, 2005 Note bears interest at the compounded interest rate of 6 percent per annum, is payable in equal quarterly installments of principal and accrued interest beginning on the last day of the first calendar quarter immediately following the date of the March 22, 2005 Note and on the last day of each calendar quarter thereafter, with the final payment due on or before March 31, 2008.

(3)
A report dated April 26, 2005, which included the Company’s press release announcing the filing of an amendment to its Articles of Incorporation on April 19, 2005 to: (a) change the name of Registrant from Biofarm, Inc. to friendlyway Corporation and (b) increase the total number of authorized shares of common stock, par value $0.001 per share, to 100,000,000 shares. In addition, the press release announced the trading of Registrant's shares under a new stock symbol (FDWY.OB) as of April 22, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

friendlyway Corporation	/s/ Michael Urban
(Registrant)	Michael Urban
Chief Executive Officer

Dated: June 21, 2005