Form 10QSB/A
period 2005-04-30
BIOFARM INC
filed 2005-06-22
CIK 888702

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

FRIENDLYWAY CORPORATION
April 30, 2005
Quarterly Report on Form 10-QSB

Table of Contents

		Page

Special Note Regarding Forward-Looking Statements		3

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheet as of April 30, 2005	4
	Condensed Consolidated Statements of Operations - Three and six months ended
	April 30, 2005 and 2004	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity / (Deficit) - period ended April 30, 2005	6
	Condensed Consolidated Statements of Cash Flows - Six months ended
	April 30, 2005 and 2004	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Controls and Procedures	18
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Items	20
Item 6.	Exhibits and Reports on Form 8-K	20

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

FRIENDLYWAY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2005 AND 2004
(unaudited)

	2005	2004
OPERATING ACTIVITIES
Net loss	$(529,573)	$(423,604)
Adjustments to reconcile net loss to net cash
utilized by operating activities:
Bad debt	35,900	—
Depreciation	11,990	—
Gain on settlement of note payable	(60,000)	—
Gain on settlement of accounts payable	(10,272)	—
Stock based compensation	55,902	—
Changes in assets and liabilities:
Accounts receivable	(49,034)	113,282
Inventory	(95,795)	84,834
Other current assets	36,435	9,500
Accounts payable	(60,838)	203,831
Accrued interest	18,475	—
Other current liabilities	82,391	(1,187)
Net cash utilized by operating activities	(564,419)	(13,299)

INVESTING ACTIVITIES
Purchase of property and equipment	(3,190)	(2,300)
Net cash utilized by investing activities	(3,190)	(2,300)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	103,500	—
Proceeds from issuance of notes, Stockholder	350,000	—
Net cash provided by financing activities	453,500	—

DECREASE IN CASH	(114,109)	(15,599)

Cash, beginning of period	139,646	56,915
Cash, end of period	$25,537	$41,316

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest during the period	$6,752	$2,065

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

FRIENDLYWAY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

On December 10, 2004, Biofarm, Inc. and its subsidiaries (“BIOF”) entered into a reverse merger transaction with friendlyway, Inc. (“FWI”). As a result, BIOF, through its subsidiary FWI, became an operating company. BIOF was a non-operating public shell corporation previous to the reverse merger transaction. As a result of this transaction, the stockholders of FWI became the controlling stockholders of BIOF, and FWI became a public company registrant. This reverse merger transaction has been accounted for as a recapitalization of FWI, as FWI is the accounting acquirer, effective December 10, 2004. As a result, the historical equity of the Company has been restated on a basis consistent with the recapitalization. On April 19, 2005, BIOF filed an Amendment to its Articles of Incorporation changing its name to friendlyway Corporation and, in conjunction with that name change, friendlyway Corporation trades under the new stock symbol FDWY.OB as of April 22, 2005.

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

NOTE D - STOCK PURCHASE AGREEMENT

In April 2005, the Company entered into a Stock Purchase Agreement with Dr. Michael Urban (who most recently was elected by the Board of Directors on June 16, 2005 as Chairman and Chief Executive Officer of the Company) in the amount of $103,500 for the purchase of 450,000 shares of the Company’s common stock.

NOTE E - STOCKHOLDERS’ EQUITY

In April 2005, the Company filed an Amendment to its Articles of Incorporation to increase the Company’s authorized shares to 100,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, par value $0.001 per share.

NOTE F - LEGAL MATTERS

In March 2005, an action was brought against the Company by Plaintiff John McConkie (“McConkie”) in the United States District Court (Central District of California). The thrust of the claim by McConkie is that Biofarm through one of its former Directors, and an Ohio lawyer named Roger Kimmel (“Kimmel”) essentially defrauded him of approximately $75,000. The complaint alleges a scheme whereby Kimmel, purportedly acting as the General Counsel of Biofarm, signed a letter agreement where McConkie would purchase a controlling interest in Biofarm for $200,000. McConkie claims that he transferred $75,000 to Kimmel in the nature of earnest money to get the transaction going. After the transfer, McConkie alleges that Kimmel refused to consummate the transaction, and refused to return McConkie's funds.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the last three years, BIOF was a non-operating “shell” corporation with no revenue. During this period, BIOF’s management had sought to acquire an operating business. On August 24, 2004, BIOF entered into a reverse merger with the stockholders of FWI, pursuant to which the Company agreed to acquire all of the outstanding shares of FWI in exchange for the issuance of 18,000,000 shares of Common Stock of the Company and the assumption of outstanding options granted to FWI employees. That transaction closed on December 10, 2004 and FWI became a wholly-owned subsidiary of BIOF (whose name was subsequently changed to friendlyway Corporation in April 2005). The transaction has been accounted for (effective as of December 10, 2004) as a recapitalization of FWI, which is the accounting acquirer. As a result, the Company became an operating company. The Statement of Operation for the three and six months ended April 30, 2005 and 2004 reflects the activity of the operations of FWI.

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

Liquidity and Capital Resources

For the last three years, the Company was a non-operating “shell” corporation with no revenue. During this period, the Company’s management had sought to acquire an operating business. On December 10, 2004, the Company entered into a reverse merger transaction with FWI and as a result, the Company became an operating company. During 2004, FWI raised $180,000 from the issuance of common stock and $411,000 from issuance of convertible notes for working capital purposes.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In March 2005, an action was brought against the Company by Plaintiff John McConkie (“McConkie”) in the United States District Court (Central District of California). The thrust of the claim by McConkie is that Biofarm through one of its former Directors, and an Ohio lawyer named Roger Kimmel (“Kimmel”) essentially defrauded him of approximately $75,000. The complaint alleges a scheme whereby Kimmel, purportedly acting as the General Counsel of Biofarm, signed a letter agreement where McConkie would purchase a controlling interest in Biofarm for $200,000. McConkie claims that he transferred $75,000 to Kimmel in the nature of earnest money to get the transaction going. After the transfer, McConkie alleges that Kimmel refused to consummate the transaction, and refused to return McConkie's funds.

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