Form 10QSB
period 2005-07-31
BIOFARM INC
filed 2005-09-22
CIK 888702

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Yes ☒No ☐

The number of shares outstanding of each of the Issuer's Common Stock, $.001 par value, as of September 1, 2005 was 31,834,583.

FRIENDLYWAY CORPORATION
July 31, 2005
Quarterly Report on Form 10-QSB

Table of Contents
Page

Special Note Regarding Forward-Looking Statements	3

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Condensed Consolidated Balance Sheet as of July 31, 2005	4
Condensed Consolidated Statements of Operations - Three and nine months ended
July 31, 2005 and 2004	5
Condensed Consolidated Statements of Changes in Stockholders’ Equity / (Deficit) -
Period ended July 31, 2005	6
Condensed Consolidated Statements of Cash Flows - Nine months ended
July 31, 2005 and 2004	7
Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Controls and Procedures	19
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Items	20
Item 6.	Exhibits and Reports on Form 8-K	21

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended July 31, 2005, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

FRIENDLYWAY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
As of July 31, 2005
(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$141,802
Accounts receivable, net	414,585
Inventory	185,480
Other current assets	6,615
Total current assets	748,482

FURNITURE AND EQUIPMENT, net	65,752

Total Assets	$814,234

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Note payable, bank	$49,851
Note payable, other	90,000
Accounts payable	274,922
Accrued interest	26,611
Accrued license and maintenance fees, Stockholder	13,703
Other current liabilities	82,808
Total current liabilities	537,895

LONG-TERM DEBT
Note payable, Stockholder	167,500
167,500
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 100,000,000 shares authorized, 31,834,583 issued and outstanding	31,834
Additional paid-in capital	2,175,378
Unearned compensation	(89,277)
Accumulated deficit	(2,008,109)
109,826
Less treasury stock, at cost, 385 shares	(987)
Total stockholders' equity	108,839
Total Liabilities and Stockholders' Equity	$814,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLYWAY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED JULY 31, 2005 AND 2004
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004

REVENUE
Sales	$404,890	$582,736	$1,042,260	$1,135,046
Rentals and services	143,236	57,974	545,477	254,154
Total revenue	548,126	640,710	1,587,737	1,389,200

COST OF REVENUE
Sales	271,811	381,374	701,267	1,085,163
Rentals and services	102,852	31,317	356,901	144,003
Total cost of revenue	374,663	412,691	1,058,168	1,229,166

Gross profit	173,463	228,019	529,569	160,034

Selling, general and administrative expenses	419,095	303,804	1,310,832	710,062
Stock based compensation	24,107	-	80,009	-

Loss from operations	(269,739)	(75,785)	(861,272)	(550,028)

Loss on extinguishment of debt	(518,699)	-	(518,699)	-
Other income	8,800	-	88,072	38,080
Interest expense	(28,283)	(394)	(45,595)	(520)

NET LOSS	$(807,921)	$(76,179)	$(1,337,494)	$(512,468)

Basic and diluted loss per common share	$(0.03)	$(0.00)	$(0.05)	$(0.03)

Weighted average number of shares	27,269,105	18,000,000	24,727,991	18,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Friendlyway Corporation
Condensed Consolidated Statement of Stockholders' Equity / (Deficit)
Period Ended July 31, 2005
(Unaudited)

	Common stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings/ (Deficit)	Unearned Compensation	Treasury stock	Total Stockholders' Equity (Deficit)
Balance at December 31, 2003	18,000,000	$18,000	$39,143	$(233,437)	$-	$-	$(176,294)

Purchase of treasury stock - 1,633,334 shares	-	-	-	-	-	(367,500)	(367,500)

Reissuance of treasury stock - for compensation - 833,334 shares		-	-	-	(40,179)	187,500	147,321

Sales of treasury stock - 800,000 shares		-	-	-	-	180,000	180,000

Stock options granted for services		-	143,000	-	(105,000)	-	38,000

Net loss				(437,178)			(437,178)

Balance at October 31, 2004	18,000,000	18,000	182,143	(670,615)	(145,179)	-	(615,651)

Effect of reverse merger	6,978,130	6,978	(107,566)	-	-	(987)	(101,575)

Sale of Common Stock	450,000	450	103,050	-	-	-	103,500

Extinguishment of Notes, Stockholders	4,023,120	4,023	1,571,134	-	-	-	1,575,157

Conversion of Notes, Stockholders	1,183,333	1,183	211,817	-	-	-	213,000

Conversion of Notes, Others	1,200,000	1,200	214,800	-	-	-	216,000

Recognition of stock issuance for compensation	-	-	-	-	55,902	-	55,902

Net loss	-	-	-	(1,337,494)	-	-	(1,337,494)

Balance at July 31, 2005	31,834,583	$31,834	$2,175,378	$(2,008,109)	$(89,277)	$(987)	$108,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRIENDLYWAY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2005 AND 2004
(Unaudited)

	2005	2004
Cash flows from operating activities
Net cash used in operations	(845,119)	(235,445)

Cash flows from investing activities
Purchase of property and equipment	(6,225)	(2,300)
Net cash used by investing activities	(6,225)	(2,300)

Cash flows from financing activities
Proceeds from convertible notes	103,500	10,001
Proceeds from convertible notes, stockholder	750,000	180,000
Net cash provided by financing activities	853,500	190,001

INCREASE / (DECREASE) IN CASH	2,156	(47,744)

Cash, beginning of period	139,646	56,915
Cash, end of period	$141,802	$9,171

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest during the period	$9,272	$5,735

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the nine-month period ended July 31, 2005, the Company extinguished notes payable, Stockholder plus accrued interest in the amount of $1,056,458 into Common Stock of $1,575,157, and recognized a net loss on extinguishment of $518,699.

During the nine-month period ended July 31, 2005, the Company converted its convertible notes payable, Stockholders in the amount of $213,000 to Common Stock.

During the nine-month period ended July 31, 2005, the Company converted notes payable, Other plus accrued interest in the amount of $216,000 to Common Stock.

During the nine-month period ended July 31, 2005, the Company extinguished a note payable plus accrued interest in the amount of $69,000 and accounts payable in the amount of $10,272.

During the nine-month period ended July 31, 2005, the Company converted accounts payable to a note payable in the amount of $90,000.

During the nine-month period ended July 31, 2005, the Company converted accrued license fees payable in the amount of $97,635 and prepaid license fees in the amount of $2,365 to a note payable in the amount of $100,000.

During the nine-month period ended July 31, 2004, the Company converted accounts payable to a note payable in the amount of $60,000.

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

The Company's condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. FWI is an early stage company with a limited operating history. In their report on the Company’s financial statements for the year ended October 31, 2004 included in the Fiscal 2004 Form 8-K/A, the Company’s independent auditors expressed substantial doubt about the Company’s ability to continue as a going concern. During the nine months ended July 31, 2005, FWI secured $850,000 of financing from Friendlyway, AG (“FWAG”) and $103,500 of financing through the sale of common stock from its Chairman and Chief Executive Officer. The Company continues to seek additional financing for working capital.

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

INVENTORY

Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventory consists entirely of work-in-process and finished goods at July 31, 2005.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29". SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS 53 is not expected to have a material impact on our results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payments (revised 2004"). This statement eliminates the option to apply the intrinsic value measurement provisions of APB Board Opinion No. 25, "Accounting for Stock Issued to Employees", to stock compensation awards issued to employees. Rather, the Statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award -- the requisite service period (usually the vesting period). In March 2005, the SEC staff expressed their views with respect to SFAS No. 123R in Staff Accounting Bulletin No. 107, "Share-Based Payment", (SAB 107). SAB 107 provides guidance on valuing options. SFAS 123R will be effective for our interim period beginning February 1, 2006. We are currently evaluating the impact of the adoption of this statement on our financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations", (FIN 47). FIN 47 is an interpretation of SFAS No. 143, "Asset Retirement Obligations", which was issued in June 2001. FIN 47 was issued to address diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later our fiscal year ending October 31, 2006. The Company is currently evaluating the impact of the adoption of FIN 47 on its financial statements.

LOSS PER SHARE

The Company accounts for loss per share under the provisions of SFAS No. 128, Loss Per Share, which requires a dual presentation of basic and diluted loss per share. Basic loss per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed assuming the conversion of common stock equivalents, when dilutive. For the three-and nine-months ended July 31, 2005 and July 31, 2004, the Company’s common stock equivalents, which consist of convertible debt and stock options, were anti-dilutive, and therefore, basic and diluted loss per share were the same. The basic and diluted loss per share data and weighted average number of shares data for the three- and nine-months ended July 31, 2004 have been restated to present the Company’s data on a recapitalized basis.

NOTE C - NOTES PAYABLE

NOTE PAYABLE, OTHER

In April 2005, the Company extinguished its unsecured promissory note for $60,000 plus accrued interest of $9,000 with its law firm. This note was entered into between the Company and its law firm in December 2003 for services rendered. The Company reflected this settlement on the Statements of Operations as other income for the three and six months ended April 30, 2005.

In April 2005, the Company entered into a new unsecured promissory note for $90,000 for services rendered by its law firm. The note constitutes a settlement of $90,000 of outstanding payables. The note bears interest of 10% per annum and matures on March 31, 2006. Payments required on the note are for quarterly payments of $22,500 beginning June 30, 2005. As of July 31, 2005, no payments have been made on this note.

NOTES PAYABLE, STOCKHOLDER

During the nine-months ended July 31, 2005, the Company issued seven promissory notes payable to FWAG (also a stockholder of the Company) (“FWAG Notes”) in the aggregate amount of $850,000. Such notes are unsecured, bear interest at 6% per annum and mature on March 31, 2008.

In July 2005, the seven FWAG Notes and accrued interest were extinguished through conversion to Common Stock as follows:

	Principal	Interest	Share Price Conversion	Converted to Common Shares
FWAG Note 1	$150,000	$2,525	$0.24	635,521
FWAG Note 2	$100,000	$1,217	$0.24	421,738
FWAG Note 3	$200,000	$1,933	$0.24	841,388
FWAG Note 4	$100,000	$783	$0.24	419,929
FWAG Note 5	$100,000	$0	$0.24	416,667
FWAG Note 6	$100,000	$0	$0.24	416,667
FWAG Note 7	$100,000	$0	$0.24	416,667
Total	$850,000	$6,458		3,568,577

In July 2005, the Company extinguished and converted a portion of the note payable, Stockholder, in the amount of $200,000 to 454,545 shares of Common Stock. The remaining portion of this note payable, as of July 31, 2005, was $167,500.

In total, the Company extinguished $1,056,458 of notes payable and accrued interest into $1,575,157 of Common Stock and recognized in a net loss on extinguishment of notes payable in the amount of $518,699 during the three months ended July 31, 2005.

CONVERTIBLE NOTES PAYABLE, STOCKHOLDERS

During the nine-months ended July 31, 2005, the Company converted three convertible notes payable, Stockholders to Common Stock as follows:

	Principal	Share Price Conversion	Converted to Common Shares
Convertible Note 1, Stockholder	$18,000	$0.18	100,000
Convertible Note 2, Stockholder	$15,000	$0.18	83,333
Convertible Note 3, Stockholder	$180,000	$0.18	1,000,000
Total	$213,000		1,183,333

Accrued interest on the convertible notes, stockholder was forgiven.

CONVERTIBLE NOTES PAYABLE, OTHERS

During the nine-months ended July 31, 2005, the Company converted three convertible notes payable, Stockholders to Common Stock as follows:

	Principal	Interest	Share Price Conversion	Converted to Common Shares
Convertible Note 1, Other	$18,000	$0	$0.18	100,000
Convertible Note 2, Other	$180,000	$18,000	$0.18	1,100,000
Total	$198,000	$18,000		1,200,000

Accrued interest on the Convertible Note 1, Other was forgiven.

NOTE D - STOCK PURCHASE AGREEMENT

In April 2005, the Company entered into a Stock Purchase Agreement with its Chairman and Chief Executive Officer in the amount of $103,500 for the purchase of 450,000 shares of the Company’s Common Stock.

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

An action was brought against Friendlyway, Inc., a subsidiary of Friendlyway Corporation by Ginko Systems, LLC. (“Ginko”). Ginko was previously Friendlyway, Inc.’s contract manufacturer of self-service systems. Ginko claims that Friendlyway, Inc. essentially did not fulfill on a purchase order issued to Ginko for the manufacturing of self-service systems. Management believes that the aggregate liability, if any, resulting from this claim will not have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

An action was brought against Friendlyway, Inc., a subsidiary of Friendlyway Corporation, as co-defendant along with a customer by Ginko Systems, LLC. (“Ginko”). Ginko claims that the customer and Friendlyway, Inc. essentially did not fulfill on a purchase order issued to Ginko for the manufacturing of self-service systems. After consultation with legal counsel, we will initiate attempts at a settlement offer to dismiss the action. Management believes that the aggregate liability, if any, resulting from this claim will not have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

NOTE G - RELATED PARTY TRANSACTIONS

In August 2002, FWI entered into a license agreement (“License Agreement”) with FWAG. Under the terms of the License Agreement, FWI is required to pay a license and maintenance fee as a percentage of gross revenue to FWAG. For the three months ended July 31, 2005 and 2004, FWI has incurred license and maintenance fees in the amounts of $13,703 and $20,782, respectively. For the nine months ended July 31, 2005 and 2004, FWI has incurred license and maintenance fees in the amounts of $40,903 and $40,248, respectively.

In November 2004, a Stockholder advanced the Company $35,000 for working capital purposes. As of July 31, 2005, outstanding advance from Stockholder was $28,500 and is included under other current liabilities.

During the three months ended July 31, 2005 and 2004, the Company made purchases of finished goods inventory for resale amounting to $2,540 and $25,677, respectively from FWAG. During the nine months ended July 31, 2005 and 2004, the Company made purchases of finished goods inventory for resale amounting to $67,269 and $32,764, respectively from FWAG.

During the nine months ended July 31, 2005, FWI secured $850,000 of additional financing from FWAG, of which $100,000 was for the conversion of accrued license and maintenance fees payable due FWAG.

NOTE H - SUBSEQUENT EVENTS

On August 19, 2005 and September 6, 2005, the Company issued promissory notes in the amounts of $100,000 and $200,000, respectively, to FWAG. The notes are unsecured, bear interest at 6% per annum and matures on March 31, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the last three years, BIOF was a non-operating “shell” corporation with no revenue. During this period, BIOF’s management had sought to acquire an operating business. On August 24, 2004, BIOF entered into a reverse merger with the stockholders of FWI, pursuant to which BIOF agreed to acquire all of the outstanding shares of FWI in exchange for the issuance of 18,000,000 shares of Common Stock of BIOF and the assumption of outstanding options granted to FWI employees. That transaction closed on December 10, 2004 and FWI became a wholly-owned subsidiary of BIOF (whose name was subsequently changed to friendlyway Corporation in April 2005). The transaction has been accounted for (effective as of December 10, 2004) as a recapitalization of FWI, which is the accounting acquirer. As a result, BIOF became an operating company. The Statement of Operations for the three and nine months ended July 31, 2005 and 2004 reflects the activity of the operations of FWI.

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

In June 2005, Board of Directors appointed Dr. Michael Urban as Chairman and Chief Executive Officer and Henry Lo as Chief Financial Officer of Friendlyway Corporation.

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

Three and Nine Months Ended July 31, 2005 as Compared to Three and Nine Months Ended July 31, 2004

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

Total revenue for the three months ended July 31, 2005 decreased $92,584, or 14.5% to $548,126 from $640,710 for the three months ended July 31, 2004. Systems sales revenue and systems rental and services revenue accounted for 73.9% and 26.1%, respectively, of total revenue for the three months ended July 31, 2005 and 91.0% and 9.0%, respectively for the three months ended July 31, 2004. The decrease in sales revenue during the three months ended July 31, 2005 was principally attributed to a large enterprise sales order shipped during the 2004 period from a major pharmaceutical company. During the 2005 period, the Company received a similar size order during the fiscal fourth quarter.

Total revenue for the nine months ended July 31, 2005 increased $198,587, or 14.3% to $1,587,737 from $1,389,200 for the nine months ended July 31, 2004. Systems sales revenue and systems rental and services revenue accounted for 65.7% and 34.3%, respectively, of total revenue for the nine months ended July 31, 2005 and 81.7% and 18.3%, respectively for the nine months ended July 31, 2004.

Sales revenue. We sell our systems to end user customers and value added resellers (VARs). Systems sales revenue for the three months ended July 31, 2005 decreased $177,846, or 30.5%, to $404,890 from $582,736 for the three months ended July 31, 2004. Systems sales revenue for the nine months ended July 31, 2005 decreased $92,786, or 8.2%, to $1,042,260 from $1,135,046 for the nine months ended July 31, 2004.

Rental and services revenue. We maintain a pool of rental units for short-term deployments to end-user customers. In addition, FWI utilizes its proprietary Certified Rental Partner Network for fulfilling short-term rental deployments for our customers. Systems rental and services revenue for the three months ended July 31, 2005 increased $85,262, or 147.1%, to $143,236 from $57,974 for the three months ended July 31, 2004. Systems rental and services revenue for the nine months ended July 31, 2005 increased $291,323, or 114.6%, to $545,477 from $254,154 for the nine months ended July 31, 2004. The increase in systems rental and services revenue was principally driven by stronger demand for our systems at tradeshow and conference venues from new and existing customers during the 2005 periods.

Cost of revenue

Cost of sales revenue. Cost of sales revenue is primarily comprised of manufacturing and component costs in the production of our systems. We outsource our manufacturing to a contract manufacturing partner and in most cases, directly purchase components for production from third-party vendors. For certain systems, we purchase directly from FWAG. Cost of sales revenue for the three months ended July 31, 2005 decreased $109,563, or 28.7%, to $271,811 from $381,374 for the three months ended July 31, 2004. Cost of sales revenue for the nine months ended July 31, 2005 decreased $383,896 or 35.4%, to $701,267 from $1,085,163 for the nine months ended July 31, 2004. This decrease is attributed to lower manufacturing and assembly costs as we transitioned to a new manufacturing partner in the 2005 periods and lower cost in our key components such as displays and personal computers. Cost of sales revenue as a percentage of sales revenue was 67.1% and 67.2% for the three and nine months ended July 31, 2005, respectively, resulting in gross margins on sales revenue of 32.9% and 32.8%, respectively. Cost of sales revenue as a percentage of sales revenue was 65.4% and 95.6% for the three and nine months ended July 31, 2004 resulting in gross margins on sales revenue of 34.6% and 4.4%, respectively. Producing and purchasing in larger quantities enables more favorable pricing for FWI, which may result in improved gross margins.

Cost of rental and services revenue. Cost of rental and services revenue is primarily comprised of fulfillment costs to our Certified Rental Partner Network for short-term rental deployments to end-user customers. Cost of rental and services revenue for the three months ended July 31, 2005 increased $71,535, or 228.4% to $102,852 from $31,317 for the three months ended July 31, 2004. Cost of rental and services revenue for the nine months ended July 31, 2005 increased $212,898, or 147.8% to $356,901 from $144,003 for the nine months ended July 31, 2004. Cost of rental and services revenue as a percentage of rental and services revenue was 71.8% and 65.4% for the three and nine months ended July 31, 2005, respectively, resulting in gross margins on rental revenue of 28.2% and 34.6%, respectively. Cost of rental and services revenue as a percentage of rental and services revenue was 54.0% and 56.7% for the three and nine months ended July 31, 2004 resulting in gross margins on rental revenue of 46.0% and 43.3%, respectively.

Selling, general and administrative expenses

Total selling, general and administrative expenses for the three months ended July 31, 2005 increased $115,291, or 37.9% to $419,095 from $303,804 for the three months ended July 31, 2004. Total selling, general and administrative expenses for the nine months ended July 31, 2005 increased $600,770, or 84.6% to $1,310,832 from $710,062 for the nine months ended July 31, 2004. The increase in selling, general and administrative expenses for the 2005 periods was principally driven by an increase in legal fees and other transaction costs for the reverse merger transaction with Biofarm. In addition, the Company incurred non-cash compensation cost for the issuance of equity in conjunction with the reverse merger. The Company anticipates that recurring legal expenses will increase in conjunction with additional acquisition related activity and the related costs associated with being a public company.

Liquidity and Capital Resources

For the last three years, the Company was a non-operating “shell” corporation with no revenue. During this period, the Company’s management had sought to acquire an operating business. On December 10, 2004, the Company entered into reverse merger transaction with FWI and as a result, the Company became an operating company. During 2004, FWI raised $180,000 from the issuance of Common Stock and $411,000 from issuance of convertible notes for working capital purposes.

We believe that cash generated from operations may be insufficient to fund our ongoing operations through the next twelve months. Although we have received some equity and debt financing, efforts are underway to secure additional financing to enable us to meet our obligations, as execution of our business plan may require additional capital to fund operations. During the nine months ended July 31, 2005, we raised an additional $850,000 of financing from FWAG and $103,500 through the sale of common stock from a stockholder. On August 19, 2005 and on September 6, 2005, the Company raised an additional $100,000 and $200,000, respectively, from FWAG under promissory notes. The Company continues to seek additional financing for working capital.

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

An action was brought against Friendlyway, Inc., a subsidiary of Friendlyway Corporation by Ginko Systems, LLC. (“Ginko”). Ginko was previously Friendlyway, Inc.’s contract manufacturer of self-service systems. Ginko claims that Friendlyway, Inc. essentially did not fulfill on a purchase order issued to Ginko for the manufacturing of self-service systems. Management believes that the aggregate liability, if any, resulting from this claim will not have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

An action was brought against Friendlyway, Inc., a subsidiary of Friendlyway Corporation, as co-defendant along with a customer by Ginko Systems, LLC. (“Ginko”). Ginko claims that the customer and Friendlyway, Inc. essentially did not fulfill on a purchase order issued to Ginko for the manufacturing of self-service systems. After consultation with legal counsel, we will initiate attempts at a settlement offer to dismiss the action. Management believes that the aggregate liability, if any, resulting from this claim will not have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2005, the Company entered into a Stock Purchase Agreement with Dr. Michael Urban in the amount of $103,500 for the purchase of 450,000 shares of the Company’s common stock.

Pursuant to certain subscription agreements dated effective as of June 16, 2005 entered into by and between the Registrant and the holders of the Simpkin Note, Johannsmeier Note and the Lo Notes, (a) the Johannsmeier Note was cancelled and the holder subscribed the outstanding principal and accrued interest thereunder in consideration for the Registrants issuance of 1,000,000 shares of common stock; (b) the Simpkin Note was cancelled and the holder subscribed the outstanding principal and accrued interest thereunder in consideration for the Registrants issuance of 100,000 shares of common stock; and (c) the Lo Notes were cancelled and the holder subscribed the outstanding principal and accrued interest thereunder in consideration for the Registrants issuance of 183,333 shares of common stock.

Pursuant to the subscription agreement dated effective as of June 16, 2005 entered into by and between the Registrant and FWAG, the AG Notes were cancelled and FWAG subscribed the outstanding principal and accrued interest thereunder in consideration for the Registrants issuance of 2,419,384 shares of common stock.

Pursuant to certain subscription agreements dated effective as of July 31, 2005 entered into by and between the Registrant and the holders of the Jameson Note and the AVW Note, (a) the Jameson Note was cancelled and Jameson subscribed the outstanding principal and accrued interest thereunder in consideration for the Registrant’s issuance of 1,100,000 shares of common stock; and (b) the AVW Note was cancelled and AVW subscribed Two Hundred Thousand Dollars of outstanding principal thereunder in consideration for the Registrant’s issuance of 454,545 shares of common stock.

Pursuant to the subscription agreement dated effective as of July 31, 2005 entered into by and between the Registrant and FWAG, the July AG Notes were cancelled and FWAG subscribed the outstanding principal and accrued interest thereunder in consideration for the Registrant’s issuance of 1,250,000 shares of common stock.

Pursuant to the subscription agreement dated effective as of September 2, 2005 entered into by and between the Registrant and FWAG, the Aug-Sept AG Notes were cancelled and FWAG subscribed the outstanding principal and accrued interest thereunder in consideration for the Registrant’s issuance of 1,250,000 shares of common stock.

With respect to each of the issuances described in the foregoing paragraphs in this Item 3.02, exemption from registration requirements is claimed under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder. The purchasers represented their intention to acquire the Registrant’s shares for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate legends were affixed to the certificates evidencing the shares in such transaction. The purchasers had acquired access to information about the Registrant.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On June 16, 2005, the Company held an annual meeting (the “Meeting”) of its stockholders.

(b) At the Meeting, the Company’s stockholders voted upon each of the following proposed director nominees with the results of the voting set forth opposite the name of each such nominee.

	FOR	AGAINST	ABSTAINED
Alexander von Welczeck	17,010,153	0	81
Klaus Trox	17,010,153	0	81
Andreas Stuetz	17,010,153	0	81
Thomas A. Fessler	17,010,153	0	81
Dr. Michael Urban	17,010,153	0	81

(c) The Company's stockholders also voted upon the appointment of the firm of Asher & Company, the present auditors, as the Company's auditors, to hold office until the next annual meeting of the Company's stockholders; the results of the vote were: 17,010,153 shares for, 0 shares against and 81 shares abstained.

(d) In addition, at the Meeting the stockholders voted on the shareholder proposal to ratify adoption of the Company’s 2005 Stock Incentive Plan and the reservation of 3,600,000 shares thereunder included as Appendix A in the Proxy Statement for 2005 Annual Meeting of Stockholders. The results of the vote were: 17,010,153 shares for, 81 shares against and 0 shares abstained.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required to be filed by Item 601 of Regulation S-B

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

(b)  Reports on Form 8-K

•	Assignment and Assumption Agreement dated June 16, 2005 re: Simpkin, Johannsmeier and Lo Notes.

•	Subscription Agreement dated June 16, 2005 re: Simpkin Conversion.

•	Subscription Agreement dated June 16, 2005 re: Johannsmeier Conversion.

•	Subscription Agreement dated June 16, 2005 re: Lo Conversion.

•	Subscription Agreement dated June 16, 2005 re: AG Conversions of March and April Notes.

•	AG Promissory Note dated July 7, 2005 for $100,000.

•	AG Promissory Note dated July 15, 2005 for $100,000.

•	AG Promissory Note dated July 26, 2005 for $100,000.

•	Assignment and Assumption Agreement dated July 31, 2005 re: Jameson and AVW Notes.

•	Note Conversion and Subscription Agreement dated July 31, 2005 re: Jameson conversion.

•	Subscription Agreement dated July 31, 2005 re: AVW conversion.

•	Subscription Agreement dated July 31, 2005 re: AG Conversions of July Notes.

•	AVW Promissory Note dated July 31, 2005 re: AVW balance of redemption note.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRIENDLYWAY CORPORATION	/s/ Michael Urban
(Registrant)	Michael Urban
Chief Executive Officer
Dated: September 21, 2005

ASSIGNMENT AND ASSUMPTION AGREEMENT

This Assignment and Assumption Agreement (the “Agreement”) is made and entered into effective as of June 16, 2005 (the “Effective Date”), by and between friendlyway Technologies, Inc., a Delaware corporation (“Assignor”) and friendlyway Corporation, a Nevada corporation (“Assignee”), with reference to the material facts set forth in the Recitals below.

RECITALS

A.    Assignor is a borrower under to each of the convertible note purchase agreements (collectively, the “Purchase Agreements”) and the maker under each of the unsecured convertible promissory notes (collectively, the “Notes”and together with the Purchase Agreements, collectively, the “Loan Documents”) issued in accordance therewith, all as listed in Exhibit A attached hereto.

B.    Assignor desires to assign and transfer, and Assignee desires to assume, the Loan Documents and all of Assignor’s rights, duties, liabilities, and obligations thereunder.

C.    The parties are entering into this Agreement to memorialize their understanding regarding the foregoing.

AGREEMENT

NOW, THEREFORE, for and in consideration of the foregoing, the premises and the mutual covenants contained in this Agreement, and for other good and valuable consideration, the receipt, adequacy and legal sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, agree as follows:

1.    Assignment. Effective as of the Effective Date, Assignor assigns, transfers, sets over and delivers unto Assignee the Loan Documents and all of Assignor’s rights, duties, liabilities, and obligations thereunder.

2.    Assumption. Assignee hereby accepts the foregoing assignment of the Loan Documents and agrees to satisfy, perform, or otherwise discharge all of Assignor’s duties, liabilities, and obligations under the Loan Documents, whether now existing or arising on or after the Effective Date.

3.    Indemnity.

3.1  General. Assignee covenants that it will, and does hereby agree to, indemnify, defend and hold Assignor, its officers, directors, shareholders, agents, successors and assigns, harmless from and against any and all causes of actions, losses, claims, demands, damages, liabilities, costs and expenses (including, without limitation, reasonable attorneys’ fees and disbursements and costs of enforcing the indemnity) (each, a “Claim”) paid or incurred by Assignor on account of any Assignee’s failure to perform and observe any of Assignee’s obligations under this Agreement.

3.2  Indemnification Procedure. If any Claim is brought, initiated, or asserted with respect to which indemnity may be sought by Assignor, Assignor shall promptly notify Assignee in writing. Assignee shall be entitled, if it so elects, to take control of the defense of the claim, and to employ and engage attorneys or other professionals to handle and defend the same, at Assignee’s cost and expense. Assignor shall cooperate in all reasonable respects with Assignee and such attorneys or other professionals in the defense of the Claim, and any proceedings related thereto. Assignor shall have the right to employ separate counsel with respect to any Claim and to participate in the defense thereof, but the fees and expenses of such separate counsel shall be at Assignor’s expense, unless such employment of counsel and defense is as a result of Assignee’s failure to diligently defend, contest or otherwise protect against such Claim, in which case Assignor shall have the right to defend, contest, settle or otherwise protect against the same and recover all Claims related thereto from Assignee.

4.  Miscellaneous Provisions.

4.1  Successors and Assigns. This Agreement may not be assigned by either party, nor may either party delegate its duties hereunder, without the prior written consent of the other party hereto. Subject to the foregoing, the terms and conditions of this Agreement will inure to the benefit of and be binding upon the respective successors and assigns of the parties.

4.2  Governing Law; Jurisdiction. This Agreement will be governed by and construed under the internal laws of the State of California as applied to agreements among California residents entered into and to be performed entirely within California, without reference to principles of conflict of laws or choice of laws.

4.3  Amendments and Waivers. Except as otherwise expressly set forth in this Agreement, any term of this Agreement may be amended and the observance of any term of this Agreement may be waived (either generally or in a particular instance and either retroactively or prospectively), only in a writing signed by both parties.

4.4  Severability. If any provision of this Agreement is held to be unenforceable under applicable law, such provision will be excluded from this Agreement and the balance of the Agreement will be interpreted as if such provision were so excluded and will be enforceable in accordance with its terms.

4.5  Entire Agreement. This Agreement, including all exhibits and schedules hereto, constitutes the entire agreement and understanding of the parties with respect to the subject matter hereof and supersedes any and all prior negotiations, correspondence, agreements, understandings, duties or obligations between the parties with respect to the subject matter hereof.

4.6  Counterparts. This Agreement may be executed in two or more counterparts, each of which will be deemed an original, but all of which together will constitute one and the same instrument.

[SIGNATURE PAGE TO FOLLOW]

IN WITNESS WHEREOF, the undersigned have executed this ASSIGNMENT AND ASSUMPTION AGREEMENT as of the day and year first above written.

“ASSIGNOR”:	FRIENDLYWAY TECHNOLOGIES, INC.,
a Delaware corporation

By: /s/ Alexander von Welczeck_____________
Alexander von Welczeck, President/CEO

By: /s/ Henry Lo_________________________
Henry Lo, Chief Financial Officer

“ASSIGNEE”:	FRIENDLYWAY CORPORATION,
a Nevada corporation

By: /s/ Alexander von Welczeck_____________
Alexander von Welczeck, President/CEO

By: /s/ Henry Lo_________________________
Henry Lo, Chief Financial Officer

EXHIBIT “A”

PURCHASE AGREEMENTS AND NOTES

1. Stephen R. Simpkin.

(a) Convertible Note Purchase Agreement dated effective August 16, 2004.

(b) Unsecured Convertible Promissory Note dated effective August 16, 2004 -
Principal Amount: $18,000.

2. Karl-Heinz Johannsmeier.

(a) Convertible Note Purchase Agreement dated effective October 4, 2004.

(b) Unsecured Convertible Promissory Note dated effective October 4, 2004 -
Principal Amount: $180,000.

3. Henry Lo.

(a) Convertible Note Purchase Agreement dated effective September 13, 2004.

(b) Unsecured Convertible Promissory Note dated effective September 13, 2004 -
Principal Amount: $18,000.

(c) Convertible Note Purchase Agreement dated effective October 15, 2004.

(d) Unsecured Convertible Promissory Note dated effective October 15, 2004 -
Principal Amount: $15,000.

SUBSCRIPTION AGREEMENT

This Subscription Agreement (the “Agreement”) is made and entered into as of June 16, 2005, by and between friendlyway Corporation, a Nevada corporation (“Company”), and Stephen R. Simpkin, an individual resident of the State of California (“Subscriber”) with reference to the material facts set forth in the Recitals below.

RECITALS

A. Subscriber is the lender under the convertible note purchase agreements (the “Purchase Agreement”) and the holder of the unsecured promissory note(s) in the face amount of $18,000 (the “Note(s)”and together with the Purchase Agreement(s), collectively, the “Loan Documents”), all as listed in Exhibit A attached hereto.

B. The Note(s) provided, among other things, that the principal and accrued interest on the Note(s) would automatically convert into certain number of shares of the Company’s common stock upon the occurrence of the following conditions prior to November 15, 2004: (i) friendlyway, Inc., a Delaware corporation (“FWAY”) shall have closed a transaction in which the Company acquired the voting majority of the issued and outstanding stock of FWAY; (ii) FWAY’s Board of Directors shall have approved the conversion of the Note(s) into certain number of shares of the Company’s common stock; and (iii) the Company shall have available a sufficient number of authorized and unissued common stock to automatically convert the Note(s).

C. As of November 15, 2004, only one of the conversion conditions described in Recital B above was satisfied and therefore, the Note(s) did not automatically convert into shares of the Company’s common stock and the payment(s) required under the Note(s) remains due and payable on the Due Date (as defined therein).

D. Pursuant to that certain Assignment and Assumption Agreement (the “Assignment”) dated effective as June 16, 2005 attached hereto as Exhibit B, FWAY assigned and transferred its rights, duties, liabilities, and obligations under the Loan Documents to the Company.

E. By executing this Agreement, Subscribers desires to acknowledge and agree to FWAY’s assignment and transfer of its rights, duties, liabilities, and obligations under the Loan Documents to the Company, and release FWAY from any claims arising in connection with the Loan Documents.

F. Subject to the terms and conditions set forth herein, Subscriber desires to subscribe the outstanding principal and accrued interest under the Note(s) in exchange for shares of the Company’s common stock.

G. The parties are entering into this Agreement to memorialize their understanding regarding the foregoing.

AGREEMENT

NOW, THEREFORE, for and in consideration of the foregoing, the premises and the mutual covenants contained in this Agreement, and for other good and valuable consideration, the receipt, adequacy and legal sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, agree as follows:

1.  Assignment and Transfer, Release. By executing this Agreement, Subscriber hereby acknowledges and agrees to FWAY’s assignment and transfer, and the Company’s assumption of, FWAY’s rights, duties, liabilities, and obligations under the Loan Documents to the Company pursuant to the Assignment.

Subscriber, for himself, his heirs, successors, and assigns, hereby acquits and forever releases, waives and discharges FWAY, its affiliates (excluding the Company), subsidiaries, successors, and assigns, as well as its officers, directors, employees, and stockholders, from any and all claims, which he may have had, have now, or have in the future against FWAY in conjunction with the Loan Documents.

2.  Subscription. Subject to the terms and conditions of this Agreement, Subscriber irrevocably subscribes the cancellation of the Note(s) for One Hundred Thousand (100,000) shares (the “Shares”) of the Company’s common stock, which subscription, when and if accepted by the Company, will constitute the payment by Subscriber of the purchase price for the Shares. Furthermore, by subscribing to the Shares, Subscriber hereby waives his rights under Section 3 of the Note(s) to convert the Note(s) into shares of FWAY’s common stock.

3.      Closing, Delivery, and Cancellation of Notes.

3.1  Closing. The issuance of the Shares shall occur at a closing (the “Closing”) to be held at a time to be mutually agreed upon by the Company and Subscriber, but not later than June 16, 2005. The Closing will take place at the principal office of the Company or at such other place as shall be mutually agreed upon by the Company and Subscriber.

3.2  Delivery. At the Closing, the Company will deliver to Subscriber a stock certificate representing the number of Shares purchased by Subscriber, against delivery by Subscriber of the originally issued Note(s) for cancellation or, in the event Subscriber is unable to locate the originals of the Note(s), executed and notarized Affidavit(s) of Lost or Stolen Note.

3.3  Cancellation of Notes. Upon delivery of the originally issued Note(s) or the Affidavit(s) of Lost or Stolen Note, as the case may be, the Note(s) shall be deemed cancelled and the Company shall have no further duties or obligations therefrom.

4.       Representations and Warranties of Subscriber. Subscriber represents and warrants to the Company as follows:

4.1  Accredited Investor/Investment Experience. Subscriber is an Accredited Investor within the definition set forth in Rule 501(a) of the United States Securities Act of 1933 (the “Securities Act”). Subscriber has sufficient knowledge and experience in financial and business matters to be able to evaluate the merits and risks of purchasing the Shares, and has the ability to bear the economic risks of the investment.

4.2  Investment. Subscriber is acquiring the Shares for investment for Subscriber’s own account and not with the view to, or for resale in connection with, any distribution thereof. Subscriber understands that the Shares have not been registered under the Securities Act by reason of a specific exemption from the registration provisions of the Securities Act which depends upon, among other things, the bona fide nature of the investment intent as expressed herein. Subscriber further represents that it does not have any contract, undertaking, agreement or arrangement with any person to sell, transfer or grant participation to any third person with respect to any of the Shares.

4.3  Authorization. This Agreement when executed and delivered by Subscriber will constitute a valid and legally binding obligation of Subscriber, enforceable in accordance with its terms, subject to: (i) judicial principles respecting election of remedies or limiting the availability of specific performance, injunctive relief, and other equitable remedies and (ii) bankruptcy, insolvency, reorganization, moratorium or other similar laws now or hereafter in effect generally relating to or affecting creditors' rights.

4.4  Restrictions on Transferability of Shares. Subscriber understands and acknowledges that (a) none of the Shares have been registered under the Securities Act, nor under the securities laws of any state or any other jurisdiction in which they might be offered, including the State of Nevada, and that the Shares shall have the status of securities acquired under Section 4(2) of the Securities Act, as not involving any public offering; and (b) Subscriber will not be able to sell, hypothecate, or otherwise transfer or dispose of any or all of the Shares unless (i) the Shares have been registered under the Securities Act and applicable state or other jurisdiction securities laws, or (ii) if requested to do so by the Company, Subscriber furnishes a written opinion, by an attorney satisfactory to the Company, to the effect that an exemption from registration under the Securities Act and such laws is available with respect to such disposition, or (iii) the sale shall be governed by the provisions of Rule 144 or any other rule promulgated by the Securities and Exchange Commission under the Securities Act, in a manner satisfactory to the Company’s legal counsel. Subscriber recognizes that the Company may not comply in the future with the requirements which would permit Subscriber to sell any of the Shares pursuant to Rule 144. In any event, Subscriber understands that it may be necessary to hold the Shares for an indeterminate period of time. Subscriber further understands that the Company has full authority to, and will, (a) instruct its transfer agent not to transfer any of the Shares until it has received written approval from the Company and its counsel to the effect that this Section has been complied with and (b) affix to the face of the certificate or certificates representing the Shares a legend with respect to representations set forth herein substantially in the following form:

THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE “ACT”), OR UNDER THE SECURITIES OR BLUE SKY LAWS OF NEVADA OR ANY OTHER STATE. THESE SECURITIES ARE SUBJECT TO RESTRICTIONS ON TRANSFERABILITY AND RESALE AND MAY NOT BE TRANSFERRED OR RESOLD EXCEPT AS PERMITTED UNDER THE ACT AND THE APPLICABLE STATE SECURITIES LAWS, PURSUANT TO REGISTRATION OR EXEMPTION THEREFROM. THE ISSUER OF THESE SECURITIES MAY REQUIRE AN OPINION OF COUNSEL IN FORM AND SUBSTANCE REASONABLY SATISFACTORY TO THE ISSUER TO THE EFFECT THAT ANY PROPOSED TRANSFER OR RESALE IS IN COMPLIANCE WITH THE ACT AND ANY APPLICABLE STATE SECURITIES LAWS.

4.5  Responsibility for Tax Consequences. Subscriber has consulted with his own tax advisors as to the potential tax consequences of this investment. Subscriber understands that the Company has provided no advice or counseling to Subscriber as to the potential tax consequences in any applicable jurisdiction of an investment by Subscriber in the Shares.

4.6  Section 3(a)(9).

(a)  Subscriber is the sole legal and beneficial owner of the Notes to be exchanged for the Shares (the “Exchange”), and, upon the Closing, the Company will acquire the Notes to be exchanged free and clear of any liens, encumbrances, pledges, security interests or other restrictions or claims of third parties, other than any of the foregoing created by the Company; and

(b)  Subscriber (i) has not paid or given, directly or indirectly, any commissions or remuneration for soliciting the Exchange, (ii) is not in possession and has not requested or obtained from the Company or its representatives any material non-public information regarding the Company, (iii) approached the Company and initiated negotiations with the Company regarding the Exchange (iv) acknowledges that the Exchange is intended to be exempt from registration under the Securities Act by virtue of Section 3(a)(9) of the Securities Act and, assuming the accuracy of the Company’s representations that it has not paid or given, directly or indirectly, any commissions or remuneration for soliciting the Exchange, knows of no reason why such exemption is not available, and (v) has had such opportunity as it has deemed adequate to obtain from the Company such information as is necessary to permit it to evaluate the merits and risks of the Exchange.

5.      Miscellaneous Provisions.

5.1  Successors and Assigns. This Agreement may not be assigned by either party, nor may either party delegate its duties hereunder, without the prior written consent of the other party hereto. Subject to the foregoing, the terms and conditions of this Agreement will inure to the benefit of and be binding upon the respective successors and assigns of the parties.

5.2  Governing Law; Jurisdiction. This Agreement will be governed by and construed under the internal laws of the State of California as applied to agreements among California residents entered into and to be performed entirely within California, without reference to principles of conflict of laws or choice of laws.

5.3  Legal Expenses. The prevailing party as to any disputes relating to this Agreement shall be entitled to recover from the unsuccessful party to this Agreement all costs, expenses and reasonable attorneys’ fees relating to the enforcement or interpretation of, or any litigation or arbitration relating to, this Agreement.

5.4  Amendments and Waivers. Except as otherwise expressly set forth in this Agreement, any term of this Agreement may be amended and the observance of any term of this Agreement may be waived (either generally or in a particular instance and either retroactively or prospectively), only in a writing signed by both parties.

5.5  Severability. If any provision of this Agreement is held to be unenforceable under applicable law, such provision will be excluded from this Agreement and the balance of the Agreement will be interpreted as if such provision were so excluded and will be enforceable in accordance with its terms.

5.6  Entire Agreement. This Agreement, including all exhibits and schedules hereto, constitutes the entire agreement and understanding of the parties with respect to the subject matter hereof and supersedes any and all prior negotiations, correspondence, agreements, understandings, duties or obligations between the parties with respect to the subject matter hereof.

5.7  FWAY as Third Party Beneficiary. The parties acknowledge and agree that this Agreement is intended as and shall be construed to make FWAY as a beneficiary of the terms set forth in Sections 1 and 2 hereof. Accordingly, in its sole discretion and without consent of the parties hereto, FWAY may enforce the terms and conditions set forth in Sections 1 and 2 hereof.

5.8  Counterparts. This Agreement may be executed in two or more counterparts, each of which will be deemed an original, but all of which together will constitute one and the same instrument.

[SIGNATURE PAGE FOLLOWS]

IN WITNESS WHEREOF, the undersigned have executed this SUBSCRIPTION AGREEMENT as of the day and year first above written.

“COMPANY”:	FRIENDLYWAY CORPORATION,
a Nevada corporation

By: /s/ Alexander von Welczeck_____________
Alexander von Welczeck, President/CEO

“SUBSCRIBER”:	/s/ Stephen R. Simpkin_____________________
Signature: Stephen R. Simpkin

EXHIBIT “A”

PURCHASE AGREEMENT AND NOTE

(a)  Convertible Note Purchase Agreement dated effective August 16, 2004.

(b)  Unsecured Convertible Promissory Note dated effective August 16, 2004 -
      Principal Amount: $18,000.

EXHIBIT “B”

ASSIGNMENT AND ASSUMPTION AGREEMENT

SUBSCRIPTION AGREEMENT

This Subscription Agreement (the “Agreement”) is made and entered into as of June 16, 2005, by and between friendlyway Corporation, a Nevada corporation (“Company”), and Karl-Heinz Johannsmeier, an individual resident of the State of California (“Subscriber”) with reference to the material facts set forth in the Recitals below.

RECITALS

A. Subscriber is the lender under the convertible note purchase agreements (the “Purchase Agreement”) and the holder of the unsecured promissory note(s) in the face amount of $180,000 (the “Note(s)”and together with the Purchase Agreement(s), collectively, the “Loan Documents”), all as listed in Exhibit A attached hereto.

B. The Note(s) provided, among other things, that the principal and accrued interest on the Note(s) would automatically convert into certain number of shares of the Company’s common stock upon the occurrence of the following conditions prior to November 15, 2004: (i) friendlyway, Inc., a Delaware corporation (“FWAY”) shall have closed a transaction in which the Company acquired the voting majority of the issued and outstanding stock of FWAY; (ii) FWAY’s Board of Directors shall have approved the conversion of the Note(s) into certain number of shares of the Company’s common stock; and (iii) the Company shall have available a sufficient number of authorized and unissued common stock to automatically convert the Note(s).

C. As of November 15, 2004, only one of the conversion conditions described in Recital B above was satisfied and therefore, the Note(s) did not automatically convert into shares of the Company’s common stock and the payment(s) required under the Note(s) remains due and payable on the Due Date (as defined therein).

D. Pursuant to that certain Assignment and Assumption Agreement (the “Assignment”) dated effective as June 16, 2005 attached hereto as Exhibit B, FWAY assigned and transferred its rights, duties, liabilities, and obligations under the Loan Documents to the Company.

E. By executing this Agreement, Subscribers desires to acknowledge and agree to FWAY’s assignment and transfer of its rights, duties, liabilities, and obligations under the Loan Documents to the Company, and release FWAY from any claims arising in connection with the Loan Documents.

F. Subject to the terms and conditions set forth herein, Subscriber desires to subscribe the outstanding principal and accrued interest under the Note(s) in exchange for shares of the Company’s common stock.

G. The parties are entering into this Agreement to memorialize their understanding regarding the foregoing.

AGREEMENT

NOW, THEREFORE, for and in consideration of the foregoing, the premises and the mutual covenants contained in this Agreement, and for other good and valuable consideration, the receipt, adequacy and legal sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, agree as follows:

1.  Assignment and Transfer, Release. By executing this Agreement, Subscriber hereby acknowledges and agrees to FWAY’s assignment and transfer, and the Company’s assumption of, FWAY’s rights, duties, liabilities, and obligations under the Loan Documents to the Company pursuant to the Assignment.

Subscriber, for himself, his heirs, successors, and assigns, hereby acquits and forever releases, waives and discharges FWAY, its affiliates (excluding the Company), subsidiaries, successors, and assigns, as well as its officers, directors, employees, and stockholders, from any and all claims, which he may have had, have now, or have in the future against FWAY in conjunction with the Loan Documents.

2.  Subscription. Subject to the terms and conditions of this Agreement, Subscriber irrevocably subscribes the cancellation of the Note(s) for One Million (1,000,000) shares (the “Shares”) of the Company’s common stock, which subscription, when and if accepted by the Company, will constitute the payment by Subscriber of the purchase price for the Shares. Furthermore, by subscribing to the Shares, Subscriber hereby waives his rights under Section 3 of the Note(s) to convert the Note(s) into shares of FWAY’s common stock.

3.      Closing, Delivery, and Cancellation of Notes.

3.1  Closing. The issuance of the Shares shall occur at a closing (the “Closing”) to be held at a time to be mutually agreed upon by the Company and Subscriber, but not later than June 16, 2005. The Closing will take place at the principal office of the Company or at such other place as shall be mutually agreed upon by the Company and Subscriber.

3.2  Delivery. At the Closing, the Company will deliver to Subscriber a stock certificate representing the number of Shares purchased by Subscriber, against delivery by Subscriber of the originally issued Note(s) for cancellation or, in the event Subscriber is unable to locate the originals of the Note(s), executed and notarized Affidavit(s) of Lost or Stolen Note.

3.3  Cancellation of Notes. Upon delivery of the originally issued Note(s) or the Affidavit(s) of Lost or Stolen Note, as the case may be, the Note(s) shall be deemed cancelled and the Company shall have no further duties or obligations therefrom.

4.  Representations and Warranties of Subscriber. Subscriber represents and warrants to the Company as follows:

4.1  Accredited Investor/Investment Experience. Subscriber is an Accredited Investor within the definition set forth in Rule 501(a) of the United States Securities Act of 1933 (the “Securities Act”). Subscriber has sufficient knowledge and experience in financial and business matters to be able to evaluate the merits and risks of purchasing the Shares, and has the ability to bear the economic risks of the investment.

4.2  Investment. Subscriber is acquiring the Shares for investment for Subscriber’s own account and not with the view to, or for resale in connection with, any distribution thereof. Subscriber understands that the Shares have not been registered under the Securities Act by reason of a specific exemption from the registration provisions of the Securities Act which depends upon, among other things, the bona fide nature of the investment intent as expressed herein. Subscriber further represents that it does not have any contract, undertaking, agreement or arrangement with any person to sell, transfer or grant participation to any third person with respect to any of the Shares.

4.3  Authorization. This Agreement when executed and delivered by Subscriber will constitute a valid and legally binding obligation of Subscriber, enforceable in accordance with its terms, subject to: (i) judicial principles respecting election of remedies or limiting the availability of specific performance, injunctive relief, and other equitable remedies and (ii) bankruptcy, insolvency, reorganization, moratorium or other similar laws now or hereafter in effect generally relating to or affecting creditors' rights.

4.4  Restrictions on Transferability of Shares. Subscriber understands and acknowledges that (a) none of the Shares have been registered under the Securities Act, nor under the securities laws of any state or any other jurisdiction in which they might be offered, including the State of Nevada, and that the Shares shall have the status of securities acquired under Section 4(2) of the Securities Act, as not involving any public offering; and (b) Subscriber will not be able to sell, hypothecate, or otherwise transfer or dispose of any or all of the Shares unless (i) the Shares have been registered under the Securities Act and applicable state or other jurisdiction securities laws, or (ii) if requested to do so by the Company, Subscriber furnishes a written opinion, by an attorney satisfactory to the Company, to the effect that an exemption from registration under the Securities Act and such laws is available with respect to such disposition, or (iii) the sale shall be governed by the provisions of Rule 144 or any other rule promulgated by the Securities and Exchange Commission under the Securities Act, in a manner satisfactory to the Company’s legal counsel. Subscriber recognizes that the Company may not comply in the future with the requirements which would permit Subscriber to sell any of the Shares pursuant to Rule 144. In any event, Subscriber understands that it may be necessary to hold the Shares for an indeterminate period of time. Subscriber further understands that the Company has full authority to, and will, (a) instruct its transfer agent not to transfer any of the Shares until it has received written approval from the Company and its counsel to the effect that this Section has been complied with and (b) affix to the face of the certificate or certificates representing the Shares a legend with respect to representations set forth herein substantially in the following form:

THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE “ACT”), OR UNDER THE SECURITIES OR BLUE SKY LAWS OF NEVADA OR ANY OTHER STATE. THESE SECURITIES ARE SUBJECT TO RESTRICTIONS ON TRANSFERABILITY AND RESALE AND MAY NOT BE TRANSFERRED OR RESOLD EXCEPT AS PERMITTED UNDER THE ACT AND THE APPLICABLE STATE SECURITIES LAWS, PURSUANT TO REGISTRATION OR EXEMPTION THEREFROM. THE ISSUER OF THESE SECURITIES MAY REQUIRE AN OPINION OF COUNSEL IN FORM AND SUBSTANCE REASONABLY SATISFACTORY TO THE ISSUER TO THE EFFECT THAT ANY PROPOSED TRANSFER OR RESALE IS IN COMPLIANCE WITH THE ACT AND ANY APPLICABLE STATE SECURITIES LAWS.

4.5  Responsibility for Tax Consequences. Subscriber has consulted with his own tax advisors as to the potential tax consequences of this investment. Subscriber understands that the Company has provided no advice or counseling to Subscriber as to the potential tax consequences in any applicable jurisdiction of an investment by Subscriber in the Shares.

4.6  Section 3(a)(9).

(a)  Subscriber is the sole legal and beneficial owner of the Notes to be exchanged for the Shares (the “Exchange”), and, upon the Closing, the Company will acquire the Notes to be exchanged free and clear of any liens, encumbrances, pledges, security interests or other restrictions or claims of third parties, other than any of the foregoing created by the Company; and

(b)  Subscriber (i) has not paid or given, directly or indirectly, any commissions or remuneration for soliciting the Exchange, (ii) is not in possession and has not requested or obtained from the Company or its representatives any material non-public information regarding the Company, (iii) approached the Company and initiated negotiations with the Company regarding the Exchange (iv) acknowledges that the Exchange is intended to be exempt from registration under the Securities Act by virtue of Section 3(a)(9) of the Securities Act and, assuming the accuracy of the Company’s representations that it has not paid or given, directly or indirectly, any commissions or remuneration for soliciting the Exchange, knows of no reason why such exemption is not available, and (v) has had such opportunity as it has deemed adequate to obtain from the Company such information as is necessary to permit it to evaluate the merits and risks of the Exchange.

5.      Miscellaneous Provisions.

5.1  Successors and Assigns. This Agreement may not be assigned by either party, nor may either party delegate its duties hereunder, without the prior written consent of the other party hereto. Subject to the foregoing, the terms and conditions of this Agreement will inure to the benefit of and be binding upon the respective successors and assigns of the parties.

5.2  Governing Law; Jurisdiction. This Agreement will be governed by and construed under the internal laws of the State of California as applied to agreements among California residents entered into and to be performed entirely within California, without reference to principles of conflict of laws or choice of laws.

5.3  Legal Expenses. The prevailing party as to any disputes relating to this Agreement shall be entitled to recover from the unsuccessful party to this Agreement all costs, expenses and reasonable attorneys’ fees relating to the enforcement or interpretation of, or any litigation or arbitration relating to, this Agreement.

5.4  Amendments and Waivers. Except as otherwise expressly set forth in this Agreement, any term of this Agreement may be amended and the observance of any term of this Agreement may be waived (either generally or in a particular instance and either retroactively or prospectively), only in a writing signed by both parties.

5.5  Severability. If any provision of this Agreement is held to be unenforceable under applicable law, such provision will be excluded from this Agreement and the balance of the Agreement will be interpreted as if such provision were so excluded and will be enforceable in accordance with its terms.

5.6  Entire Agreement. This Agreement, including all exhibits and schedules hereto, constitutes the entire agreement and understanding of the parties with respect to the subject matter hereof and supersedes any and all prior negotiations, correspondence, agreements, understandings, duties or obligations between the parties with respect to the subject matter hereof.

5.7  FWAY as Third Party Beneficiary. The parties acknowledge and agree that this Agreement is intended as and shall be construed to make FWAY as a beneficiary of the terms set forth in Sections 1 and 2 hereof. Accordingly, in its sole discretion and without consent of the parties hereto, FWAY may enforce the terms and conditions set forth in Sections 1 and 2 hereof.

5.8  Counterparts. This Agreement may be executed in two or more counterparts, each of which will be deemed an original, but all of which together will constitute one and the same instrument.

[SIGNATURE PAGE FOLLOWS]

IN WITNESS WHEREOF, the undersigned have executed this SUBSCRIPTION AGREEMENT as of the day and year first above written.

“COMPANY”:	FRIENDLYWAY CORPORATION,
a Nevada corporation

By: /s/ Alexander von Welczeck_____________
Alexander von Welczeck, President/CEO

“SUBSCRIBER”:	/s/ Karl-Heinz Johannsmeier ________________
Signature: Karl-Heinz Johannsmeier

EXHIBIT “A”

PURCHASE AGREEMENT AND NOTE

(a) Convertible Note Purchase Agreement dated effective October 4, 2004.

(b) Unsecured Convertible Promissory Note dated effective October 4, 2004 -
Principal Amount: $180,000.

EXHIBIT “B”

ASSIGNMENT AND ASSUMPTION AGREEMENT

SUBSCRIPTION AGREEMENT

This Subscription Agreement (the “Agreement”) is made and entered into as of June 16, 2005, by and between friendlyway Corporation, a Nevada corporation (“Company”), and Henry Lo, an individual resident of the State of California (“Subscriber”) with reference to the material facts set forth in the Recitals below.

RECITALS

A. Subscriber is the lender under the convertible note purchase agreements (the “Purchase Agreement”) and the holder of the unsecured promissory note(s) in the face amount of $18,000 and $15,000 respectively (the “Note(s)”and together with the Purchase Agreement(s), collectively, the “Loan Documents”), all as listed in Exhibit A attached hereto.

B. The Note(s) provided, among other things, that the principal and accrued interest on the Note(s) would automatically convert into certain number of shares of the Company’s common stock upon the occurrence of the following conditions prior to November 15, 2004: (i) friendlyway, Inc., a Delaware corporation (“FWAY”) shall have closed a transaction in which the Company acquired the voting majority of the issued and outstanding stock of FWAY; (ii) FWAY’s Board of Directors shall have approved the conversion of the Note(s) into certain number of shares of the Company’s common stock; and (iii) the Company shall have available a sufficient number of authorized and unissued common stock to automatically convert the Note(s).

C. As of November 15, 2004, only one of the conversion conditions described in Recital B above was satisfied and therefore, the Note(s) did not automatically convert into shares of the Company’s common stock and the payment(s) required under the Note(s) remains due and payable on the Due Date (as defined therein).

D. Pursuant to that certain Assignment and Assumption Agreement (the “Assignment”) dated effective as June 16, 2005 attached hereto as Exhibit B, FWAY assigned and transferred its rights, duties, liabilities, and obligations under the Loan Documents to the Company.

E. By executing this Agreement, Subscribers desires to acknowledge and agree to FWAY’s assignment and transfer of its rights, duties, liabilities, and obligations under the Loan Documents to the Company, and release FWAY from any claims arising in connection with the Loan Documents.

F. Subject to the terms and conditions set forth herein, Subscriber desires to subscribe the outstanding principal and accrued interest under the Note(s) in exchange for shares of the Company’s common stock.

G. The parties are entering into this Agreement to memorialize their understanding regarding the foregoing.

AGREEMENT

NOW, THEREFORE, for and in consideration of the foregoing, the premises and the mutual covenants contained in this Agreement, and for other good and valuable consideration, the receipt, adequacy and legal sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, agree as follows:

1.  Assignment and Transfer, Release. By executing this Agreement, Subscriber hereby acknowledges and agrees to FWAY’s assignment and transfer, and the Company’s assumption of, FWAY’s rights, duties, liabilities, and obligations under the Loan Documents to the Company pursuant to the Assignment.

Subscriber, for himself, his heirs, successors, and assigns, hereby acquits and forever releases, waives and discharges FWAY, its affiliates (excluding the Company), subsidiaries, successors, and assigns, as well as its officers, directors, employees, and stockholders, from any and all claims, which he may have had, have now, or have in the future against FWAY in conjunction with the Loan Documents.

2.  Subscription. Subject to the terms and conditions of this Agreement, Subscriber irrevocably subscribes the cancellation of the Note(s) for One Hundred Eighty Three Thousand Three Hundred Thirty-Three (183,333) shares (the “Shares”) of the Company’s common stock, which subscription, when and if accepted by the Company, will constitute the payment by Subscriber of the purchase price for the Shares. Furthermore, by subscribing to the Shares, Subscriber hereby waives his rights under Section 3 of the Note(s) to convert the Note(s) into shares of FWAY’s common stock.

3.       Closing, Delivery, and Cancellation of Notes.

3.1  Closing. The issuance of the Shares shall occur at a closing (the “Closing”) to be held at a time to be mutually agreed upon by the Company and Subscriber, but not later than June 16, 2005. The Closing will take place at the principal office of the Company or at such other place as shall be mutually agreed upon by the Company and Subscriber.

3.2  Delivery. At the Closing, the Company will deliver to Subscriber a stock certificate representing the number of Shares purchased by Subscriber, against delivery by Subscriber of the originally issued Note(s) for cancellation or, in the event Subscriber is unable to locate the originals of the Note(s), executed and notarized Affidavit(s) of Lost or Stolen Note.

3.3  Cancellation of Notes. Upon delivery of the originally issued Note(s) or the Affidavit(s) of Lost or Stolen Note, as the case may be, the Note(s) shall be deemed cancelled and the Company shall have no further duties or obligations therefrom.

4.  Representations and Warranties of Subscriber. Subscriber represents and warrants to the Company as follows:

4.1  Accredited Investor/Investment Experience. Subscriber is an Accredited Investor within the definition set forth in Rule 501(a) of the United States Securities Act of 1933 (the “Securities Act”). Subscriber has sufficient knowledge and experience in financial and business matters to be able to evaluate the merits and risks of purchasing the Shares, and has the ability to bear the economic risks of the investment.

4.2  Investment. Subscriber is acquiring the Shares for investment for Subscriber’s own account and not with the view to, or for resale in connection with, any distribution thereof. Subscriber understands that the Shares have not been registered under the Securities Act by reason of a specific exemption from the registration provisions of the Securities Act which depends upon, among other things, the bona fide nature of the investment intent as expressed herein. Subscriber further represents that it does not have any contract, undertaking, agreement or arrangement with any person to sell, transfer or grant participation to any third person with respect to any of the Shares.

4.3  Authorization. This Agreement when executed and delivered by Subscriber will constitute a valid and legally binding obligation of Subscriber, enforceable in accordance with its terms, subject to: (i) judicial principles respecting election of remedies or limiting the availability of specific performance, injunctive relief, and other equitable remedies and (ii) bankruptcy, insolvency, reorganization, moratorium or other similar laws now or hereafter in effect generally relating to or affecting creditors' rights.

4.4  Restrictions on Transferability of Shares. Subscriber understands and acknowledges that (a) none of the Shares have been registered under the Securities Act, nor under the securities laws of any state or any other jurisdiction in which they might be offered, including the State of Nevada, and that the Shares shall have the status of securities acquired under Section 4(2) of the Securities Act, as not involving any public offering; and (b) Subscriber will not be able to sell, hypothecate, or otherwise transfer or dispose of any or all of the Shares unless (i) the Shares have been registered under the Securities Act and applicable state or other jurisdiction securities laws, or (ii) if requested to do so by the Company, Subscriber furnishes a written opinion, by an attorney satisfactory to the Company, to the effect that an exemption from registration under the Securities Act and such laws is available with respect to such disposition, or (iii) the sale shall be governed by the provisions of Rule 144 or any other rule promulgated by the Securities and Exchange Commission under the Securities Act, in a manner satisfactory to the Company’s legal counsel. Subscriber recognizes that the Company may not comply in the future with the requirements which would permit Subscriber to sell any of the Shares pursuant to Rule 144. In any event, Subscriber understands that it may be necessary to hold the Shares for an indeterminate period of time. Subscriber further understands that the Company has full authority to, and will, (a) instruct its transfer agent not to transfer any of the Shares until it has received written approval from the Company and its counsel to the effect that this Section has been complied with and (b) affix to the face of the certificate or certificates representing the Shares a legend with respect to representations set forth herein substantially in the following form:

THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE “ACT”), OR UNDER THE SECURITIES OR BLUE SKY LAWS OF NEVADA OR ANY OTHER STATE. THESE SECURITIES ARE SUBJECT TO RESTRICTIONS ON TRANSFERABILITY AND RESALE AND MAY NOT BE TRANSFERRED OR RESOLD EXCEPT AS PERMITTED UNDER THE ACT AND THE APPLICABLE STATE SECURITIES LAWS, PURSUANT TO REGISTRATION OR EXEMPTION THEREFROM. THE ISSUER OF THESE SECURITIES MAY REQUIRE AN OPINION OF COUNSEL IN FORM AND SUBSTANCE REASONABLY SATISFACTORY TO THE ISSUER TO THE EFFECT THAT ANY PROPOSED TRANSFER OR RESALE IS IN COMPLIANCE WITH THE ACT AND ANY APPLICABLE STATE SECURITIES LAWS.

4.5  Responsibility for Tax Consequences. Subscriber has consulted with his own tax advisors as to the potential tax consequences of this investment. Subscriber understands that the Company has provided no advice or counseling to Subscriber as to the potential tax consequences in any applicable jurisdiction of an investment by Subscriber in the Shares.

4.6  Section 3(a)(9).

(a)  Subscriber is the sole legal and beneficial owner of the Notes to be exchanged for the Shares (the “Exchange”), and, upon the Closing, the Company will acquire the Notes to be exchanged free and clear of any liens, encumbrances, pledges, security interests or other restrictions or claims of third parties, other than any of the foregoing created by the Company; and

(b)  Subscriber (i) has not paid or given, directly or indirectly, any commissions or remuneration for soliciting the Exchange, (ii) is not in possession and has not requested or obtained from the Company or its representatives any material non-public information regarding the Company, (iii) approached the Company and initiated negotiations with the Company regarding the Exchange (iv) acknowledges that the Exchange is intended to be exempt from registration under the Securities Act by virtue of Section 3(a)(9) of the Securities Act and, assuming the accuracy of the Company’s representations that it has not paid or given, directly or indirectly, any commissions or remuneration for soliciting the Exchange, knows of no reason why such exemption is not available, and (v) has had such opportunity as it has deemed adequate to obtain from the Company such information as is necessary to permit it to evaluate the merits and risks of the Exchange.

5.       Miscellaneous Provisions.

5.1  Successors and Assigns. This Agreement may not be assigned by either party, nor may either party delegate its duties hereunder, without the prior written consent of the other party hereto. Subject to the foregoing, the terms and conditions of this Agreement will inure to the benefit of and be binding upon the respective successors and assigns of the parties.

5.2  Governing Law; Jurisdiction. This Agreement will be governed by and construed under the internal laws of the State of California as applied to agreements among California residents entered into and to be performed entirely within California, without reference to principles of conflict of laws or choice of laws.

5.3  Legal Expenses. The prevailing party as to any disputes relating to this Agreement shall be entitled to recover from the unsuccessful party to this Agreement all costs, expenses and reasonable attorneys’ fees relating to the enforcement or interpretation of, or any litigation or arbitration relating to, this Agreement.

5.4  Amendments and Waivers. Except as otherwise expressly set forth in this Agreement, any term of this Agreement may be amended and the observance of any term of this Agreement may be waived (either generally or in a particular instance and either retroactively or prospectively), only in a writing signed by both parties.

5.5  Severability. If any provision of this Agreement is held to be unenforceable under applicable law, such provision will be excluded from this Agreement and the balance of the Agreement will be interpreted as if such provision were so excluded and will be enforceable in accordance with its terms.

5.6  Entire Agreement. This Agreement, including all exhibits and schedules hereto, constitutes the entire agreement and understanding of the parties with respect to the subject matter hereof and supersedes any and all prior negotiations, correspondence, agreements, understandings, duties or obligations between the parties with respect to the subject matter hereof.

5.7  FWAY as Third Party Beneficiary. The parties acknowledge and agree that this Agreement is intended as and shall be construed to make FWAY as a beneficiary of the terms set forth in Sections 1 and 2 hereof. Accordingly, in its sole discretion and without consent of the parties hereto, FWAY may enforce the terms and conditions set forth in Sections 1 and 2 hereof.

5.8  Counterparts. This Agreement may be executed in two or more counterparts, each of which will be deemed an original, but all of which together will constitute one and the same instrument.

[SIGNATURE PAGE FOLLOWS]

IN WITNESS WHEREOF, the undersigned have executed this SUBSCRIPTION AGREEMENT as of the day and year first above written.

“COMPANY”:	FRIENDLYWAY CORPORATION,
a Nevada corporation

By: /s/ Alexander von Welczeck_____________
Alexander von Welczeck, President/CEO

“SUBSCRIBER”:	/s/ Henry Lo_____________________________
Signature: Henry Lo

EXHIBIT “A”

PURCHASE AGREEMENT AND NOTE

(a) Convertible Note Purchase Agreement dated effective September 13, 2004.

(b) Unsecured Convertible Promissory Note dated effective September 13, 2004 -
Principal Amount: $18,000.

(c) Convertible Note Purchase Agreement dated effective October 15, 2004.

(d) Unsecured Convertible Promissory Note dated effective October 15, 2004 -
Principal Amount: $15,000.

EXHIBIT “B”

ASSIGNMENT AND ASSUMPTION AGREEMENT

SUBSCRIPTION AGREEMENT

This Subscription Agreement (the “Agreement”) is made and entered into as of June 16, 2005, by and between friendlyway Corporation, a Nevada corporation (“Company”), and friendlyway AG, a German corporation (“Subscriber”) with reference to the material facts set forth in the Recitals below.

RECITALS

A. Subscriber is the holder of each of the unsecured promissory notes (collectively, the “Notes”) listed in Exhibit A attached hereto.

B. Subject to the terms and conditions set forth herein, Subscriber desires to subscribe the outstanding principal and accrued interest under the Notes in exchange for shares of the Company’s common stock.

C. The parties are entering into this Agreement to memorialize their understanding regarding the foregoing.

AGREEMENT

NOW, THEREFORE, for and in consideration of the foregoing, the premises and the mutual covenants contained in this Agreement, and for other good and valuable consideration, the receipt, adequacy and legal sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, agree as follows:

1.  Subscription. Subject to the terms and conditions of this Agreement, Subscriber irrevocably subscribes Five Hundred Fifty-Six Thousand Four Hundred Fifty Eight ($556,458), an amount equal to the outstanding principal and accrued interest under the Notes, for Two Million Three Hundred Eighteen Thousand Five Hundred Seventy Five (2,318,575) shares (the “Shares”) of the Company’s common stock, which subscription, when and if accepted by the Company, will constitute the payment by Subscriber of the purchase price for the Shares.

2.      Closing, Delivery, and Cancellation of Notes.

2.1   Closing. The issuance of the Shares shall occur at a closing (the “Closing”) to be held at a time to be mutually agreed upon by the Company and Subscriber, but not later than June 16, 2005. The Closing will take place at the principal office of the Company or at such other place as shall be mutually agreed upon by the Company and Subscriber.

2.2   Delivery. At the Closing, the Company will deliver to Subscriber a stock certificate representing the number of Shares purchased by Subscriber, against delivery by Subscriber of the originally issued Notes or in the event Subscriber is unable to locate the originals of the Notes, executed and notarized Affidavits of Lost or Stolen Note.

2.3  Cancellation of Notes. Upon delivery of the originally issued Notes or the Affidavits of Lost or Stolen Note, as the case may be, the Notes shall be deemed cancelled and the Company shall have no further duties or obligations therefrom.

3.  Representations and Warranties of Subscriber. Subscriber represents and warrants to the Company as follows:

3.1  Accredited Investor/Investment Experience. Subscriber is an Accredited Investor within the definition set forth in Rule 501(a) of the United States Securities Act of 1933 (the “Securities Act”). Subscriber has sufficient knowledge and experience in financial and business matters to be able to evaluate the merits and risks of purchasing the Shares, and has the ability to bear the economic risks of the investment.

3.2  Investment.   Subscriber is acquiring the Shares for investment for Subscriber’s own account and not with the view to, or for resale in connection with, any distribution thereof. Subscriber understands that the Shares have not been registered under the Securities Act by reason of a specific exemption from the registration provisions of the Securities Act which depends upon, among other things, the bona fide nature of the investment intent as expressed herein. Subscriber further represents that it does not have any contract, undertaking, agreement or arrangement with any person to sell, transfer or grant participation to any third person with respect to any of the Shares.

3.3  Authorization. This Agreement when executed and delivered by Subscriber will constitute a valid and legally binding obligation of Subscriber, enforceable in accordance with its terms, subject to: (i) judicial principles respecting election of remedies or limiting the availability of specific performance, injunctive relief, and other equitable remedies and (ii) bankruptcy, insolvency, reorganization, moratorium or other similar laws now or hereafter in effect generally relating to or affecting creditors' rights.

3.4   Restrictions on Transferability of Shares. Subscriber understands and acknowledges that (a) none of the Shares have been registered under the Securities Act, nor under the securities laws of any state or any other jurisdiction in which they might be offered, including the State of Nevada, and that the Shares shall have the status of securities acquired under Section 4(2) of the Securities Act, as not involving any public offering; and (b) Subscriber will not be able to sell, hypothecate, or otherwise transfer or dispose of any or all of the Shares unless (i) the Shares have been registered under the Securities Act and applicable state or other jurisdiction securities laws, or (ii) if requested to do so by the Company, Subscriber furnishes a written opinion, by an attorney satisfactory to the Company, to the effect that an exemption from registration under the Securities Act and such laws is available with respect to such disposition, or (iii) the sale shall be governed by the provisions of Rule 144 or any other rule promulgated by the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act, in a manner satisfactory to the Company’s legal counsel. Subscriber recognizes that the Company may not comply in the future with the requirements which would permit Subscriber to sell any of the Shares pursuant to Rule 144. In any event, Subscriber understands that it may be necessary to hold the Shares for an indeterminate period of time. Subscriber further understands that the Company has full authority to, and will, (a) instruct its transfer agent not to transfer any of the Shares until it has received written approval from the Company and its counsel to the effect that this Section has been complied with and (b) affix to the face of the certificate or certificates representing the Shares a legend with respect to representations set forth herein substantially in the following form:

THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE “ACT”), OR UNDER THE SECURITIES OR BLUE SKY LAWS OF NEVADA OR ANY OTHER STATE. THESE SECURITIES ARE SUBJECT TO RESTRICTIONS ON TRANSFERABILITY AND RESALE AND MAY NOT BE TRANSFERRED OR RESOLD EXCEPT AS PERMITTED UNDER THE ACT AND THE APPLICABLE STATE SECURITIES LAWS, PURSUANT TO REGISTRATION OR EXEMPTION THEREFROM. THE ISSUER OF THESE SECURITIES MAY REQUIRE AN OPINION OF COUNSEL IN FORM AND SUBSTANCE REASONABLY SATISFACTORY TO THE ISSUER TO THE EFFECT THAT ANY PROPOSED TRANSFER OR RESALE IS IN COMPLIANCE WITH THE ACT AND ANY APPLICABLE STATE SECURITIES LAWS.

3.5  Responsibility for Tax Consequences. Subscriber has consulted with its own tax advisors as to the potential tax consequences of this investment. Subscriber understands that the Company has provided no advice or counseling to Subscriber as to the potential tax consequences in any applicable jurisdiction of an investment by Subscriber in the Shares.

3.6       Regulation S.

(a)  Subscriber either has been duly formed and is validly existing as a corporation or other legal entity in good standing under the laws of its jurisdiction of incorporation set forth on the signature page to this Agreement or is an individual not a citizen or resident of the United States. Subscriber is not organized under the laws of the United States and is not a “U.S. Person” as that term is defined in Rule 902(o) of Regulation S.

(b)  Subscriber was not formed for the purpose of investing in Regulation S securities or formed for the purpose of investing in this Agreement and the Shares. Subscriber is not registered as an issuer under the Securities Act and is not required to be registered with the SEC under the Investment Company Act of 1940, as amended. Subscriber is entering into this Agreement and is participating in the offering of the Shares for its own account, and not on behalf of any U.S. Person as defined in Rule 902(o) of Regulation S.

(c)  No offer to enter into this Agreement has been made by the Company to Subscriber in the United States other than as permitted in the case of an account managed by a professional fiduciary resident in the United States within the meaning of Section 902(o)(2) of Regulation S. At the times of the offer and execution of this Agreement and, to the best knowledge of Subscriber, at the time the offering originated, Subscriber was located and resident outside the United States, other than as permitted in the case of an account managed by a professional fiduciary resident in the United States within the meaning of Section 902(o)(2) of Regulation S.

(d)  Neither Subscriber, nor any of its affiliates, nor any person acting on its behalf or any behalf of any such affiliate has engaged or will engage in any activity undertaken for the purpose of, or that reasonably could be expected to have the effect of, conditioning the markets in the United States for the Shares or for any securities that are convertible into or exercisable for the common stock of the Company, including, but not limited to effecting any sale or short sale of the Company’s securities through Subscriber or any of its affiliates prior to the expiration of any restricted period contained in Regulation S (any such activity being defined herein as a “Directed Selling Effort”). To the best knowledge of the undersigned, this Agreement and the transactions contemplated herein are not part of a plan or scheme to evade the registration provisions of the Securities Act, and the Shares are being purchased for investment purposes by Subscriber. Subscriber and, to the best knowledge of Subscriber, each distributor, if any, participating in this offering of the Shares have agreed that all offers and sales of any securities included in the offering prior to the date hereof and through the expiration of the any restricted period set forth in Rule 903 of Regulation S (as the same may be amended from time to time hereafter) shall not be made to U.S. Persons or for the account or benefit of U.S. Persons and shall otherwise be made in compliance with the provisions of Regulation S and any other applicable provisions of the Securities Act. Subscriber and its representatives have not conducted any Directed Selling Effort as that term is used and defined in Rule 902 of Regulation S and will not engage in any such Directed Selling Effort within the United States through the expiration of any restricted period set forth in Rule 903 of Regulation S.

(e)  Subscriber acknowledges and agrees that following the expiration of any restricted period provided by Rule 903 of Regulation S, any interest in this Agreement or in the Shares subscribed to hereunder may be resold within the jurisdiction of the United States or to U.S. Persons as defined in Rule 902(o) of Regulation S by or for the account of the parties hereto only: (i) pursuant to a registration statement under the Securities Act, or (ii) if applicable, pursuant to an exemption from such registration for sales by a person other than an issuer, underwriter, or dealer as those terms are used in Section 4(1) and related provisions of the Securities Act and regulations thereunder or pursuant to another exemption from registration, only following the expiration of any restricted period (if applicable) required by Regulation S. Subscriber acknowledges that this Agreement and the Shares have not been registered under the Securities Act or qualified under state securities laws of the United States and that the transferability hereof and thereof within the jurisdiction of the United States is restricted by the Securities Act as well as such state laws. Subscriber acknowledges it has received a copy of Regulation S, is familiar with and understands the terms thereof, and has had the opportunity to consult with its legal counsel concerning this Agreement and Regulation S.

Subscriber acknowledges that if any transfer of the Shares is proposed to be made in reliance upon an exemption under the Securities Act, the issuer of the securities may require an opinion of counsel satisfactory to the issuer that such transfer may be made pursuant to an applicable exemption under the Securities Act. Subscriber acknowledges that, so long as appropriate, a legend similar to the following may appear on the certificates representing the Shares subscribed for hereunder:

THESE SHARES HAVE BEEN ISSUED PURSUANT TO AN EXEMPTION FROM REGISTRATION UNDER THE SECURITIES ACT OF 1933, AS AMENDED, PURSUANT TO REGULATION S THEREUNDER. THE SHARES EVIDENCED BY THIS CERTIFICATE CANNOT BE TRANSFERRED, OFFERED, OR SOLD IN THE UNITED STATES OR TO U.S. PERSONS (AS THAT TERM IS DEFINED IN REGULATION S) EXCEPT PURSUANT TO REGISTRATION UNDER THE SECURITIES ACT OF 1933, OR PURSUANT TO AN AVAILABLE EXEMPTION FROM REGISTRATION.

(f)  Subscriber has not received any general solicitation or advertising regarding the offering or this Agreement. Subscriber has sufficient knowledge and experience in financial and business matters so that it is able to evaluate the merits and risks of the offering and this Agreement. Subscriber has had substantial experience in previous private and public purchases of speculative and restricted securities.

(g)  Subscriber acknowledges that an investment in the Shares offered hereby is speculative, involves a high degree of risk, and should not be purchased by persons who cannot afford the loss of their entire investment and represents that Subscriber has relied only on the information contained herein. or otherwise provided in writing by duly authorized representatives of the Company. Subscriber has carefully read and reviewed this Agreement and all of the Company’s filings with the SEC incorporated by reference herein, and has asked such questions of management of the Company and received such additional information as deemed necessary for Subscriber to make an informed decision with respect to the purchase of the Shares. The undersigned Subscriber has received complete and satisfactory answers to all such inquiries. Subscriber has not received oral or written representations or assurances from the Company or any representatives of the Company other than as set forth in this Agreement.

(h)  The execution and delivery of this Agreement and the consummation of the transactions contemplated herein do not and will not conflict with or result in a breach by Subscriber of any of the terms or provisions of or constitute a default under its charter documents, its memorandum or articles of association or incorporation, its by-laws, any action of its directors or shareholders, or any indenture, mortgage, deed of trust, or other agreement or instrument to which the undersigned is a party or by which it or any of its properties or assets are bound, or any existing applicable law, rule, or regulation or any applicable decree, judgment, or order of any court, regulatory body, administrative agency, or other governmental body having jurisdiction over the undersigned or any of its properties or assets.

3.7  Section 3(a)(9).

(a)  Subscriber is the sole legal and beneficial owner of the Notes to be exchanged for the Shares (the “Exchange”), and, upon the Closing, the Company will acquire the Notes to be exchanged free and clear of any liens, encumbrances, pledges, security interests or other restrictions or claims of third parties, other than any of the foregoing created by the Company; and

(b)  Subscriber (i) has not paid or given, directly or indirectly, any commissions or remuneration for soliciting the Exchange, (ii) is not in possession and has not requested or obtained from the Company or its representatives any material non-public information regarding the Company, (iii) approached the Company and initiated negotiations with the Company regarding the Exchange (iv) acknowledges that the Exchange is intended to be exempt from registration under the Securities Act by virtue of Section 3(a)(9) of the Securities Act and, assuming the accuracy of the Company’s representations that it has not paid or given, directly or indirectly, any commissions or remuneration for soliciting the Exchange, knows of no reason why such exemption is not available, and (v) has had such opportunity as it has deemed adequate to obtain from the Company such information as is necessary to permit it to evaluate the merits and risks of the Exchange.

4.        Miscellaneous Provisions.

4.1  Successors and Assigns. This Agreement may not be assigned by either party, nor may either party delegate its duties hereunder, without the prior written consent of the other party hereto. Subject to the foregoing, the terms and conditions of this Agreement will inure to the benefit of and be binding upon the respective successors and assigns of the parties.

4.2  Governing Law; Jurisdiction. This Agreement will be governed by and construed under the internal laws of the State of California as applied to agreements among California residents entered into and to be performed entirely within California, without reference to principles of conflict of laws or choice of laws.

4.3  Amendments and Waivers. Except as otherwise expressly set forth in this Agreement, any term of this Agreement may be amended and the observance of any term of this Agreement may be waived (either generally or in a particular instance and either retroactively or prospectively), only in a writing signed by both parties.

4.4  Severability. If any provision of this Agreement is held to be unenforceable under applicable law, such provision will be excluded from this Agreement and the balance of the Agreement will be interpreted as if such provision were so excluded and will be enforceable in accordance with its terms.

4.5  Entire Agreement. This Agreement, including all exhibits and schedules hereto, constitutes the entire agreement and understanding of the parties with respect to the subject matter hereof and supersedes any and all prior negotiations, correspondence, agreements, understandings, duties or obligations between the parties with respect to the subject matter hereof.

4.6  Counterparts. This Agreement may be executed in two or more counterparts, each of which will be deemed an original, but all of which together will constitute one and the same instrument.

[SIGNATURE PAGE TO FOLLOW]

IN WITNESS WHEREOF, the undersigned have executed this SUBSCRIPTION AGREEMENT as of the day and year first above written.

“COMPANY”:	FRIENDLYWAY CORPORATION,
a Nevada corporation

By: /s/ Alexander von Welczeck_____________
Alexander von Welczeck, President/CEO

“SUBSCRIBER”:	FRIENDLYWAY AG,
a German corporation

By: /s/ Klaus Trox_______________________
Klaus Trox, Vorstand

By: /s/_ Andreas Stuetz ____________________
Andreas Stuetz, Vorstand

EXHIBIT “A”

UNSECURED PROMISSORY NOTES

1. Unsecured Promissory Note dated effective March 1, 2005 in the principal amount of $150,000.

2. Unsecured Promissory Note dated effective March 31, 2005 in the principal amount of $100,000

3. Unsecured Promissory Note dated effective April 11, 2005 in the principal amount of $200,000.

4. Unsecured Promissory Note dated effective April 26, 2005 in the principal amount of $100,000.

FRIENDLYWAY CORPORATION

UNSECURED PROMISSORY NOTE

$100,000	San Francisco, California	July 7, 2005

 For value received, Friendlyway Corporation, a Nevada corporation (the “Company”), hereby promises to pay to Friendlyway AG, a German corporation (the “Lender”) the principal sum of One Hundred Thousand Dollars ($100,000) (“Principal”), together with accrued interest at a compounded rate of six percent (6%) per annum (“Interest”) on the Principal and Interest outstanding hereunder from the date hereof on or before March 31, 2008 (“Maturity Date”) as further provided below.

1. Payments of Principal and Interest. Commencing on the last day of the first calendar quarter immediately following the first anniversary of the effective date hereof and on the last day of each subsequent calendar quarter thereafter until the Maturity Date, Company shall make equal quarterly payments of the outstanding Principal and accrued Interest, with the final payment of the remaining outstanding Principal and accrued Interest due on or before the Maturity Date. Company may prepay the Principal and accrued Interest outstanding under this Unsecured Promissory Note (the “Note”), in whole or in part and without penalty, at any time prior to the Maturity Date. Principal and Interest shall be payable in lawful money of the United States.

2. Usury Law. Notwithstanding anything to the contrary contained herein, all agreements between Company and Lender are hereby expressly limited so that in no contingency or event whatsoever shall the total liability for payments in the nature of interest, additional interest and other charges exceed the applicable limits imposed by the usury laws of the State of California. If any payments in the nature of interest, additional interest and other charges made hereunder are held to be in excess of the applicable limits imposed by the usury laws of the State of California, it is agreed that any such amount held to be in excess shall be considered payment of Principal hereunder, and the indebtedness evidenced hereby shall be reduced by such amount so that the total liability for payments in the nature of interest, additional interest and other charges shall not exceed the applicable limits imposed by the usury laws of the State of California, in compliance with the desires of Company and Lender.

3. Attorneys' Fees and Costs. If Lender refers this Note to an attorney to enforce, construe or defend any provision hereof, or as a consequence of any default hereunder, with or without the filing of any claim or action, attorneys' fees, costs and other expenses reasonably incurred by Lender in connection therewith, together with interest thereon at the rate applicable to the Principal balance of this Note, shall be added to the amount owed by Company hereunder.

4. Notices. All notices, requests and other communications required or permitted to be made hereunder shall, except as otherwise provided, be in writing and may be delivered personally or sent by facsimile or certified mail, postage prepaid, addressed as follows:

To “Lender”:	friendlyway AG
Münchener Str. 12-16
85774 München-Ünterföhring
Germany
Attention: Klaus Trox
Facsimile: 011-49-89-959791-40

To “Company”:	Friendlyway Corporation
1255 Battery Street, Suite 200
San Francisco, CA 94111
Attention: Michael Urban
Facsimile: (415) 288 - 3334

Such notices, requests and other communications sent shall be effective upon receipt, unless sent by mail in which case they shall be effective seven (7) business days after deposit with the United States Postal Service or Bundespost, as the case may be. Either party to this Note may give a notice of a change of its address to the other party to this Note.

5. Waiver of Presentment, Protest and Demand. Company waives presentment, protest and demand, notice of protest, notice of demand and dishonor, and any notice of non-payment of this Note. Company expressly agrees that this Note or any payment hereunder may be extended by Lender from time to time without in any way affecting the liability of Company.

6. Cost of Collection. Company shall pay all reasonable costs and expenses, including reasonable attorney’s fees, incurred in collecting payment on this Note or in enforcing any judgment obtained in any legal process to collect this Note, whether or not legal action is instituted.

7. Miscellaneous Provisions. This Note contains the entire agreement of Company and Lender with respect to the subject matter hereof, and no provision of this Note may be amended, modified, supplemented, changed, waived, discharged or terminated unless both parties consent thereto in writing. In case any one or more of the provisions contained in this Note should be held to be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby. This Note shall be binding upon and inure to the benefit of Company, Lender and their respective successors and assigns. Time is of the essence of this Note and the performance of each of the covenants and agreements contained herein. This Note shall be governed by and construed in accordance with the laws of the State of California. No delay on the part of Lender in exercising any right hereunder shall operate as a waiver of such right or any other right.

IN WITNESS WHEREOF, the undersigned has executed this Unsecured Promissory Note as of the date first referenced above.

FRIENDLYWAY CORPORATION,
a Nevada corporation

By: /s/ Michael Urban ____________
Michael Urban, President/CEO

FRIENDLYWAY CORPORATION

UNSECURED PROMISSORY NOTE

$100,000	San Francisco, California	July 15, 2005

For value received, Friendlyway Corporation, a Nevada corporation (the “Company”), hereby promises to pay to Friendlyway AG, a German corporation (the “Lender”) the principal sum of One Hundred Thousand Dollars ($100,000) (“Principal”), together with accrued interest at a compounded rate of six percent (6%) per annum (“Interest”) on the Principal and Interest outstanding hereunder from the date hereof on or before March 31, 2008 (“Maturity Date”) as further provided below.

1. Payments of Principal and Interest. Commencing on the last day of the first calendar quarter immediately following the first anniversary of the effective date hereof and on the last day of each subsequent calendar quarter thereafter until the Maturity Date, Company shall make equal quarterly payments of the outstanding Principal and accrued Interest, with the final payment of the remaining outstanding Principal and accrued Interest due on or before the Maturity Date. Company may prepay the Principal and accrued Interest outstanding under this Unsecured Promissory Note (the “Note”), in whole or in part and without penalty, at any time prior to the Maturity Date. Principal and Interest shall be payable in lawful money of the United States.

2. Usury Law. Notwithstanding anything to the contrary contained herein, all agreements between Company and Lender are hereby expressly limited so that in no contingency or event whatsoever shall the total liability for payments in the nature of interest, additional interest and other charges exceed the applicable limits imposed by the usury laws of the State of California. If any payments in the nature of interest, additional interest and other charges made hereunder are held to be in excess of the applicable limits imposed by the usury laws of the State of California, it is agreed that any such amount held to be in excess shall be considered payment of Principal hereunder, and the indebtedness evidenced hereby shall be reduced by such amount so that the total liability for payments in the nature of interest, additional interest and other charges shall not exceed the applicable limits imposed by the usury laws of the State of California, in compliance with the desires of Company and Lender.

3. Attorneys' Fees and Costs. If Lender refers this Note to an attorney to enforce, construe or defend any provision hereof, or as a consequence of any default hereunder, with or without the filing of any claim or action, attorneys' fees, costs and other expenses reasonably incurred by Lender in connection therewith, together with interest thereon at the rate applicable to the Principal balance of this Note, shall be added to the amount owed by Company hereunder.

4. Notices. All notices, requests and other communications required or permitted to be made hereunder shall, except as otherwise provided, be in writing and may be delivered personally or sent by facsimile or certified mail, postage prepaid, addressed as follows:

To “Lender”:	friendlyway AG
Münchener Str. 12-16
85774 München-Ünterföhring
Germany
Attention: Klaus Trox
Facsimile: 011-49-89-959791-40

To “Company”:	Friendlyway Corporation
1255 Battery Street, Suite 200
San Francisco, CA 94111
Attention: Michael Urban
Facsimile: (415) 288 - 3334

Such notices, requests and other communications sent shall be effective upon receipt, unless sent by mail in which case they shall be effective seven (7) business days after deposit with the United States Postal Service or Bundespost, as the case may be. Either party to this Note may give a notice of a change of its address to the other party to this Note.

5. Waiver of Presentment, Protest and Demand. Company waives presentment, protest and demand, notice of protest, notice of demand and dishonor, and any notice of non-payment of this Note. Company expressly agrees that this Note or any payment hereunder may be extended by Lender from time to time without in any way affecting the liability of Company.

6. Cost of Collection. Company shall pay all reasonable costs and expenses, including reasonable attorney’s fees, incurred in collecting payment on this Note or in enforcing any judgment obtained in any legal process to collect this Note, whether or not legal action is instituted.

7. Miscellaneous Provisions. This Note contains the entire agreement of Company and Lender with respect to the subject matter hereof, and no provision of this Note may be amended, modified, supplemented, changed, waived, discharged or terminated unless both parties consent thereto in writing. In case any one or more of the provisions contained in this Note should be held to be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby. This Note shall be binding upon and inure to the benefit of Company, Lender and their respective successors and assigns. Time is of the essence of this Note and the performance of each of the covenants and agreements contained herein. This Note shall be governed by and construed in accordance with the laws of the State of California. No delay on the part of Lender in exercising any right hereunder shall operate as a waiver of such right or any other right.

IN WITNESS WHEREOF, the undersigned has executed this Unsecured Promissory Note as of the date first referenced above.

FRIENDLYWAY CORPORATION,
a Nevada corporation

By: /s/ Michael Urban ____________
Michael Urban, President/CEO

FRIENDLYWAY CORPORATION

UNSECURED PROMISSORY NOTE

$100,000	San Francisco, California	July 26, 2005

For value received, Friendlyway Corporation, a Nevada corporation (the “Company”), hereby promises to pay to Friendlyway AG, a German corporation (the “Lender”) the principal sum of One Hundred Thousand Dollars ($100,000) (“Principal”), together with accrued interest at a compounded rate of six percent (6%) per annum (“Interest”) on the Principal and Interest outstanding hereunder from the date hereof on or before March 31, 2008 (“Maturity Date”) as further provided below.

1. Payments of Principal and Interest. Commencing on the last day of the first calendar quarter immediately following the first anniversary of the effective date hereof and on the last day of each subsequent calendar quarter thereafter until the Maturity Date, Company shall make equal quarterly payments of the outstanding Principal and accrued Interest, with the final payment of the remaining outstanding Principal and accrued Interest due on or before the Maturity Date. Company may prepay the Principal and accrued Interest outstanding under this Unsecured Promissory Note (the “Note”), in whole or in part and without penalty, at any time prior to the Maturity Date. Principal and Interest shall be payable in lawful money of the United States.

2. Usury Law. Notwithstanding anything to the contrary contained herein, all agreements between Company and Lender are hereby expressly limited so that in no contingency or event whatsoever shall the total liability for payments in the nature of interest, additional interest and other charges exceed the applicable limits imposed by the usury laws of the State of California. If any payments in the nature of interest, additional interest and other charges made hereunder are held to be in excess of the applicable limits imposed by the usury laws of the State of California, it is agreed that any such amount held to be in excess shall be considered payment of Principal hereunder, and the indebtedness evidenced hereby shall be reduced by such amount so that the total liability for payments in the nature of interest, additional interest and other charges shall not exceed the applicable limits imposed by the usury laws of the State of California, in compliance with the desires of Company and Lender.

3. Attorneys' Fees and Costs. If Lender refers this Note to an attorney to enforce, construe or defend any provision hereof, or as a consequence of any default hereunder, with or without the filing of any claim or action, attorneys' fees, costs and other expenses reasonably incurred by Lender in connection therewith, together with interest thereon at the rate applicable to the Principal balance of this Note, shall be added to the amount owed by Company hereunder.

4. Notices. All notices, requests and other communications required or permitted to be made hereunder shall, except as otherwise provided, be in writing and may be delivered personally or sent by facsimile or certified mail, postage prepaid, addressed as follows:

To “Lender”:	friendlyway AG
Münchener Str. 12-16
85774 München-Ünterföhring
Germany
Attention: Klaus Trox
Facsimile: 011-49-89-959791-40

To “Company”:	Friendlyway Corporation
1255 Battery Street, Suite 200
San Francisco, CA 94111
Attention: Michael Urban
Facsimile: (415) 288 - 3334

Such notices, requests and other communications sent shall be effective upon receipt, unless sent by mail in which case they shall be effective seven (7) business days after deposit with the United States Postal Service or Bundespost, as the case may be. Either party to this Note may give a notice of a change of its address to the other party to this Note.

5. Waiver of Presentment, Protest and Demand. Company waives presentment, protest and demand, notice of protest, notice of demand and dishonor, and any notice of non-payment of this Note. Company expressly agrees that this Note or any payment hereunder may be extended by Lender from time to time without in any way affecting the liability of Company.

6. Cost of Collection. Company shall pay all reasonable costs and expenses, including reasonable attorney’s fees, incurred in collecting payment on this Note or in enforcing any judgment obtained in any legal process to collect this Note, whether or not legal action is instituted.

7. Miscellaneous Provisions. This Note contains the entire agreement of Company and Lender with respect to the subject matter hereof, and no provision of this Note may be amended, modified, supplemented, changed, waived, discharged or terminated unless both parties consent thereto in writing. In case any one or more of the provisions contained in this Note should be held to be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby. This Note shall be binding upon and inure to the benefit of Company, Lender and their respective successors and assigns. Time is of the essence of this Note and the performance of each of the covenants and agreements contained herein. This Note shall be governed by and construed in accordance with the laws of the State of California. No delay on the part of Lender in exercising any right hereunder shall operate as a waiver of such right or any other right.

IN WITNESS WHEREOF, the undersigned has executed this Unsecured Promissory Note as of the date first referenced above.

FRIENDLYWAY CORPORATION,
a Nevada corporation

By: /s/ Michael Urban ____________
Michael Urban, President/CEO

ASSIGNMENT AND ASSUMPTION AGREEMENT

This Assignment and Assumption Agreement (the “Agreement”) is made and entered into effective as of July 31, 2005 (the “Effective Date”), by and between friendlyway Technologies, Inc., a Delaware corporation (“Assignor”) and friendlyway Corporation, a Nevada corporation (“Assignee”), with reference to the material facts set forth in the Recitals below.

RECITALS

A. Assignor is a borrower under that certain convertible note purchase agreement dated effective July 16, 2004 (the “Purchase Agreement”) by and between Assignor and John Jameson (“Jameson”) and the maker under that certain unsecured convertible promissory note dated effective as of the even date therewith (the “Jameson Note”) issued to Jameson.

B. Assignor is a party to that certain Stock Redemption Agreement dated effective as of August 20, 2004 (the “Redemption Agreement”) by and between Assignor and Alexander von Welczeck (“AVW”) and the maker under that certain promissory note dated effective as of the event date therewith (the “AVW Note” and together with the Purchase Agreement and the Jameson Note, collectively, the “Loan Documents”) dated effective as of the even date therewith and issued to AVW.

C. Assignor desires to assign and transfer, and Assignee desires to assume, the Loan Documents and all of Assignor’s rights, duties, liabilities, and obligations thereunder.

D. The parties are entering into this Agreement to memorialize their understanding regarding the foregoing.

AGREEMENT

NOW, THEREFORE, for and in consideration of the foregoing, the premises and the mutual covenants contained in this Agreement, and for other good and valuable consideration, the receipt, adequacy and legal sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, agree as follows:

1.  Assignment. Effective as of the Effective Date, Assignor assigns, transfers, sets over and delivers unto Assignee the Loan Documents and all of Assignor’s rights, duties, liabilities, and obligations thereunder.

2.  Assumption. Assignee hereby accepts the foregoing assignment of the Loan Documents and agrees to satisfy, perform, or otherwise discharge all of Assignor’s duties, liabilities, and obligations under the Loan Documents, whether now existing or arising on or after the Effective Date.

3.  Indemnity.

3.1  General. Assignee covenants that it will, and does hereby agree to, indemnify, defend and hold Assignor, its officers, directors, shareholders, agents, successors and assigns, harmless from and against any and all causes of actions, losses, claims, demands, damages, liabilities, costs and expenses (including, without limitation, reasonable attorneys’ fees and disbursements and costs of enforcing the indemnity) (each, a “Claim”) paid or incurred by Assignor on account of any Assignee’s failure to perform and observe any of Assignee’s obligations under this Agreement.

3.2  Indemnification Procedure. If any Claim is brought, initiated, or asserted with respect to which indemnity may be sought by Assignor, Assignor shall promptly notify Assignee in writing. Assignee shall be entitled, if it so elects, to take control of the defense of the claim, and to employ and engage attorneys or other professionals to handle and defend the same, at Assignee’s cost and expense. Assignor shall cooperate in all reasonable respects with Assignee and such attorneys or other professionals in the defense of the Claim, and any proceedings related thereto. Assignor shall have the right to employ separate counsel with respect to any Claim and to participate in the defense thereof, but the fees and expenses of such separate counsel shall be at Assignor’s expense, unless such employment of counsel and defense is as a result of Assignee’s failure to diligently defend, contest or otherwise protect against such Claim, in which case Assignor shall have the right to defend, contest, settle or otherwise protect against the same and recover all Claims related thereto from Assignee.

4.  Miscellaneous Provisions.

4.1  Successors and Assigns. This Agreement may not be assigned by either party, nor may either party delegate its duties hereunder, without the prior written consent of the other party hereto. Subject to the foregoing, the terms and conditions of this Agreement will inure to the benefit of and be binding upon the respective successors and assigns of the parties.

4.2  Governing Law; Jurisdiction. This Agreement will be governed by and construed under the internal laws of the State of California as applied to agreements among California residents entered into and to be performed entirely within California, without reference to principles of conflict of laws or choice of laws.

4.3  Amendments and Waivers. Except as otherwise expressly set forth in this Agreement, any term of this Agreement may be amended and the observance of any term of this Agreement may be waived (either generally or in a particular instance and either retroactively or prospectively), only in a writing signed by both parties.

4.4  Severability. If any provision of this Agreement is held to be unenforceable under applicable law, such provision will be excluded from this Agreement and the balance of the Agreement will be interpreted as if such provision were so excluded and will be enforceable in accordance with its terms.

4.5  Entire Agreement. This Agreement, including all exhibits and schedules hereto, constitutes the entire agreement and understanding of the parties with respect to the subject matter hereof and supersedes any and all prior negotiations, correspondence, agreements, understandings, duties or obligations between the parties with respect to the subject matter hereof.

4.6  Counterparts. This Agreement may be executed in two or more counterparts, each of which will be deemed an original, but all of which together will constitute one and the same instrument.

[SIGNATURE PAGE TO FOLLOW]

IN WITNESS WHEREOF, the undersigned have executed this ASSIGNMENT AND ASSUMPTION AGREEMENT as of the day and year first above written.

“ASSIGNOR”:	FRIENDLYWAY TECHNOLOGIES, INC.,
a Delaware corporation

By: /s/ Alexander von Welczeck_____________
Alexander von Welczeck, President/CEO

“ASSIGNEE”:	FRIENDLYWAY CORPORATION,
a Nevada corporation

By: /s/ Michael Urban______________________
Michael Urban, President/CEO

SUBSCRIPTION AGREEMENT

This Subscription Agreement (the “Agreement”) is made and entered into as of July 31, 2005, by and between friendlyway Corporation, a Nevada corporation (“Company”), and Alexander von Welczeck, an individual resident of the State of California (“Subscriber”) with reference to the material facts set forth in the Recitals below.

RECITALS

A. Subscriber is a party to that certain Stock Redemption Agreement dated effective as of August 20, 2004 (the “Redemption Agreement”) by and between friendlyway Technologies, Inc., a Delaware corporation (“FTI”) and Subscriber, and the holder of that certain promissory note dated effective as of the even date therewith in the face amount of $367,500 (the “AVW Note”).

B. Pursuant to that certain Assignment and Assumption Agreement dated effective as July 31, 2005 (the “Assignment”), FTI assigned and transferred its rights, duties, liabilities, and obligations under the AVW Note to the Company.

C. By executing this Agreement, Subscriber desires to acknowledge and agree to FTI’s assignment and transfer of its rights, duties, liabilities, and obligations under the AVW Note to the Company, and releases FTI from any claims arising in connection with the AVW Note.

D. Subject to the terms and conditions set forth herein, Subscriber desires to subscribe Two Hundred Thousand Dollars of principal currently outstanding under the AVW Note in exchange for Four Hundred Fifty Four Thousand Five Hundred Forty-Five (454,545) shares of the Company’s common stock.

E. The parties are entering into this Agreement to memorialize their understanding regarding the foregoing.

AGREEMENT

NOW, THEREFORE, for and in consideration of the foregoing, the premises and the mutual covenants contained in this Agreement, and for other good and valuable consideration, the receipt, adequacy and legal sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, agree as follows:

1.  Assignment and Transfer, Release. By executing this Agreement, Subscriber hereby acknowledges and agrees to FTI’s assignment and transfer, and the Company’s assumption of, FTI’s rights, duties, liabilities, and obligations under the AVW Note to the Company pursuant to the Assignment.

Subscriber, for himself, his heirs, successors, and assigns, hereby acquits and forever releases, waives and discharges FTI, its affiliates (excluding the Company), subsidiaries, successors, and assigns, as well as its officers, directors, employees, and stockholders, from any and all claims, which he may have had, have now, or have in the future against FTI in conjunction with the AVW Note.

2.  Subscription. Subject to the terms and conditions of this Agreement, Subscriber irrevocably subscribes Two Hundred Thousand Dollars of principal currently outstanding under the AVW Note for Four Hundred Fifty Four Thousand Five Hundred Forty-Five (454,545) shares (the “Shares”) of the Company’s common stock, which subscription, when and if accepted by the Company, will constitute the payment by Subscriber of the purchase price for the Shares.

3.      Closing, Delivery, and Cancellation of the AVW Note.

3.1  Closing. The issuance of the Shares shall occur at a closing (the “Closing”) to be held at a time to be mutually agreed upon by the Company and Subscriber, but no later than July 31, 2005. The Closing will take place at the principal office of the Company or at such other place as shall be mutually agreed upon by the Company and Subscriber.

3.2  Delivery. At the Closing, the Company will deliver to Subscriber a stock certificate representing the number of Shares purchased by Subscriber and issue a new promissory note in the principal amount equal to One Hundred Sixty Seven Thousand Five Hundred Dollars ($167,500) plus interest accrued under the AVW Note through July 31, 2005, against delivery by Subscriber of the originally issued AVW Note for cancellation or, in the event Subscriber is unable to locate the originals of the AVW Note, executed and notarized Affidavit of Lost or Stolen Note.

3.3  Cancellation of AVW Note. Upon delivery of the originally issued AVW Note or the Affidavit of Lost or Stolen Note, as the case may be, the AVW Note shall be deemed cancelled and the Company shall have no further duties or obligations therefrom.

4.  Representations and Warranties of Subscriber. Subscriber represents and warrants to the Company as follows:

4.1  Accredited Investor/Investment Experience. Subscriber is an Accredited Investor within the definition set forth in Rule 501(a) of the United States Securities Act of 1933 (the “Securities Act”). Subscriber has sufficient knowledge and experience in financial and business matters to be able to evaluate the merits and risks of purchasing the Shares, and has the ability to bear the economic risks of the investment.

4.2  Investment. Subscriber is acquiring the Shares for investment for Subscriber’s own account and not with the view to, or for resale in connection with, any distribution thereof. Subscriber understands that the Shares have not been registered under the Securities Act by reason of a specific exemption from the registration provisions of the Securities Act which depends upon, among other things, the bona fide nature of the investment intent as expressed herein. Subscriber further represents that it does not have any contract, undertaking, agreement or arrangement with any person to sell, transfer or grant participation to any third person with respect to any of the Shares.

4.3  Authorization. This Agreement when executed and delivered by Subscriber will constitute a valid and legally binding obligation of Subscriber, enforceable in accordance with its terms, subject to: (i) judicial principles respecting election of remedies or limiting the availability of specific performance, injunctive relief, and other equitable remedies and (ii) bankruptcy, insolvency, reorganization, moratorium or other similar laws now or hereafter in effect generally relating to or affecting creditors' rights.

4.4  Restrictions on Transferability of Shares. Subscriber understands and acknowledges that (a) none of the Shares have been registered under the Securities Act, nor under the securities laws of any state or any other jurisdiction in which they might be offered, including the State of Nevada, and that the Shares shall have the status of securities acquired under Section 4(2) of the Securities Act, as not involving any public offering; and (b) Subscriber will not be able to sell, hypothecate, or otherwise transfer or dispose of any or all of the Shares unless (i) the Shares have been registered under the Securities Act and applicable state or other jurisdiction securities laws, or (ii) if requested to do so by the Company, Subscriber furnishes a written opinion, by an attorney satisfactory to the Company, to the effect that an exemption from registration under the Securities Act and such laws is available with respect to such disposition, or (iii) the sale shall be governed by the provisions of Rule 144 or any other rule promulgated by the Securities and Exchange Commission under the Securities Act, in a manner satisfactory to the Company’s legal counsel. Subscriber recognizes that the Company may not comply in the future with the requirements which would permit Subscriber to sell any of the Shares pursuant to Rule 144. In any event, Subscriber understands that it may be necessary to hold the Shares for an indeterminate period of time. Subscriber further understands that the Company has full authority to, and will, (a) instruct its transfer agent not to transfer any of the Shares until it has received written approval from the Company and its counsel to the effect that this Section has been complied with and (b) affix to the face of the certificate or certificates representing the Shares a legend with respect to representations set forth herein substantially in the following form:

THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE “ACT”), OR UNDER THE SECURITIES OR BLUE SKY LAWS OF NEVADA OR ANY OTHER STATE. THESE SECURITIES ARE SUBJECT TO RESTRICTIONS ON TRANSFERABILITY AND RESALE AND MAY NOT BE TRANSFERRED OR RESOLD EXCEPT AS PERMITTED UNDER THE ACT AND THE APPLICABLE STATE SECURITIES LAWS, PURSUANT TO REGISTRATION OR EXEMPTION THEREFROM. THE ISSUER OF THESE SECURITIES MAY REQUIRE AN OPINION OF COUNSEL IN FORM AND SUBSTANCE REASONABLY SATISFACTORY TO THE ISSUER TO THE EFFECT THAT ANY PROPOSED TRANSFER OR RESALE IS IN COMPLIANCE WITH THE ACT AND ANY APPLICABLE STATE SECURITIES LAWS.

4.5  Responsibility for Tax Consequences. Subscriber has consulted with his own tax advisors as to the potential tax consequences of this investment. Subscriber understands that the Company has provided no advice or counseling to Subscriber as to the potential tax consequences in any applicable jurisdiction of an investment by Subscriber in the Shares.

4.6  Section 3(a)(9).

(a)  Subscriber is the sole legal and beneficial owner of the AVW Note to be exchanged for the Shares (the “Exchange”), and, upon the Closing, the Company will acquire the AVW Note to be exchanged free and clear of any liens, encumbrances, pledges, security interests or other restrictions or claims of third parties, other than any of the foregoing created by the Company; and

(b)  Subscriber (i) has not paid or given, directly or indirectly, any commissions or remuneration for soliciting the Exchange, (ii) is not in possession and has not requested or obtained from the Company or its representatives any material non-public information regarding the Company, (iii) approached the Company and initiated negotiations with the Company regarding the Exchange (iv) acknowledges that the Exchange is intended to be exempt from registration under the Securities Act by virtue of Section 3(a)(9) of the Securities Act and, assuming the accuracy of the Company’s representations that it has not paid or given, directly or indirectly, any commissions or remuneration for soliciting the Exchange, knows of no reason why such exemption is not available, and (v) has had such opportunity as it has deemed adequate to obtain from the Company such information as is necessary to permit it to evaluate the merits and risks of the Exchange.

5.      Miscellaneous Provisions.

5.1  Successors and Assigns. This Agreement may not be assigned by either party, nor may either party delegate its duties hereunder, without the prior written consent of the other party hereto. Subject to the foregoing, the terms and conditions of this Agreement will inure to the benefit of and be binding upon the respective successors and assigns of the parties.

5.2  Governing Law; Jurisdiction. This Agreement will be governed by and construed under the internal laws of the State of California as applied to agreements among California residents entered into and to be performed entirely within California, without reference to principles of conflict of laws or choice of laws.

5.3  Legal Expenses. The prevailing party as to any disputes relating to this Agreement shall be entitled to recover from the unsuccessful party to this Agreement all costs, expenses and reasonable attorneys’ fees relating to the enforcement or interpretation of, or any litigation or arbitration relating to, this Agreement.

5.4  Amendments and Waivers. Except as otherwise expressly set forth in this Agreement, any term of this Agreement may be amended and the observance of any term of this Agreement may be waived (either generally or in a particular instance and either retroactively or prospectively), only in a writing signed by both parties.

5.5  Severability. If any provision of this Agreement is held to be unenforceable under applicable law, such provision will be excluded from this Agreement and the balance of the Agreement will be interpreted as if such provision were so excluded and will be enforceable in accordance with its terms.

5.6  Entire Agreement. This Agreement, including all exhibits and schedules hereto, constitutes the entire agreement and understanding of the parties with respect to the subject matter hereof and supersedes any and all prior negotiations, correspondence, agreements, understandings, duties or obligations between the parties with respect to the subject matter hereof.

5.7  FTI as Third Party Beneficiary. The parties acknowledge and agree that this Agreement is intended as and shall be construed to make FTI as a beneficiary of the terms set forth in Sections 1 and 2 hereof. Accordingly, in its sole discretion and without consent of the parties hereto, FTI may enforce the terms and conditions set forth in Sections 1 and 2 hereof.

5.8  Counterparts. This Agreement may be executed in two or more counterparts, each of which will be deemed an original, but all of which together will constitute one and the same instrument.

[SIGNATURE PAGE TO FOLLOW]

IN WITNESS WHEREOF, the undersigned have executed this SUBSCRIPTION AGREEMENT as of the day and year first above written.

“COMPANY”:	FRIENDLYWAY CORPORATION,
a Nevada corporation

By: /s/ Michael Urban____________________
Michael Urban, President/CEO

“SUBSCRIBER”:	FRIENDLYWAY AG,
a German corporation

By: /s/ Alexander von Welczeck_________________
Signature: Alexander von Welczeck

SUBSCRIPTION AGREEMENT

This Subscription Agreement (the “Agreement”) is made and entered into as of July 31, 2005, by and between friendlyway Corporation, a Nevada corporation (“Company”), and friendlyway AG, a German corporation (“Subscriber”) with reference to the material facts set forth in the Recitals below.

RECITALS

A. Subscriber is the holder of each of the unsecured promissory notes (collectively, the “AG Notes”) listed in Exhibit A attached hereto.

B. Subject to the terms and conditions set forth herein, Subscriber desires to subscribe the entire principal and accrued interest currently outstanding under the AG Notes in exchange for shares of the Company’s common stock.

C. The parties are entering into this Agreement to memorialize their understanding regarding the foregoing.

AGREEMENT

NOW, THEREFORE, for and in consideration of the foregoing, the premises and the mutual covenants contained in this Agreement, and for other good and valuable consideration, the receipt, adequacy and legal sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, agree as follows:

1.  Subscription. Subject to the terms and conditions of this Agreement, Subscriber irrevocably subscribes Three Hundred Thousand Dollars ($300,000), an amount equal to the entire principal and accrued interest currently outstanding under the AG Notes, for One Million Two Hundred Fifty Thousand (1,250,000) shares (the “Shares”) of the Company’s common stock, which subscription, when and if accepted by the Company, will constitute the payment by Subscriber of the purchase price for the Shares.

2.	Closing, Delivery, and Cancellation of AG Notes.

2.1   Closing. The issuance of the Shares shall occur at a closing (the “Closing”) to be held at a time to be mutually agreed upon by the Company and Subscriber, but not later than July 31, 2005. The Closing will take place at the principal office of the Company or at such other place as shall be mutually agreed upon by the Company and Subscriber.

2.2   Delivery. At the Closing, the Company will deliver to Subscriber a stock certificate representing the number of Shares purchased by Subscriber, against delivery by Subscriber of the originally issued AG Notes or in the event Subscriber is unable to locate the originals of the AG Notes, executed and notarized Affidavits of Lost or Stolen Note.

2.3  Cancellation of AG Notes. Upon delivery of the originally issued AG Notes or the Affidavits of Lost or Stolen Note, as the case may be, the AG Notes shall be deemed cancelled and the Company shall have no further duties or obligations therefrom.

3.  Representations and Warranties of Subscriber. Subscriber represents and warrants to the Company as follows:

3.1  Accredited Investor/Investment Experience. Subscriber is an Accredited Investor within the definition set forth in Rule 501(a) of the United States Securities Act of 1933 (the “Securities Act”). Subscriber has sufficient knowledge and experience in financial and business matters to be able to evaluate the merits and risks of purchasing the Shares, and has the ability to bear the economic risks of the investment.

3.2  Investment.   Subscriber is acquiring the Shares for investment for Subscriber’s own account and not with the view to, or for resale in connection with, any distribution thereof. Subscriber understands that the Shares have not been registered under the Securities Act by reason of a specific exemption from the registration provisions of the Securities Act which depends upon, among other things, the bona fide nature of the investment intent as expressed herein. Subscriber further represents that it does not have any contract, undertaking, agreement or arrangement with any person to sell, transfer or grant participation to any third person with respect to any of the Shares.

3.3  Authorization. This Agreement when executed and delivered by Subscriber will constitute a valid and legally binding obligation of Subscriber, enforceable in accordance with its terms, subject to: (i) judicial principles respecting election of remedies or limiting the availability of specific performance, injunctive relief, and other equitable remedies and (ii) bankruptcy, insolvency, reorganization, moratorium or other similar laws now or hereafter in effect generally relating to or affecting creditors' rights.

3.4   Restrictions on Transferability of Shares. Subscriber understands and acknowledges that (a) none of the Shares have been registered under the Securities Act, nor under the securities laws of any state or any other jurisdiction in which they might be offered, including the State of Nevada, and that the Shares shall have the status of securities acquired under Section 4(2) of the Securities Act, as not involving any public offering; and (b) Subscriber will not be able to sell, hypothecate, or otherwise transfer or dispose of any or all of the Shares unless (i) the Shares have been registered under the Securities Act and applicable state or other jurisdiction securities laws, or (ii) if requested to do so by the Company, Subscriber furnishes a written opinion, by an attorney satisfactory to the Company, to the effect that an exemption from registration under the Securities Act and such laws is available with respect to such disposition, or (iii) the sale shall be governed by the provisions of Rule 144 or any other rule promulgated by the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act, in a manner satisfactory to the Company’s legal counsel. Subscriber recognizes that the Company may not comply in the future with the requirements which would permit Subscriber to sell any of the Shares pursuant to Rule 144. In any event, Subscriber understands that it may be necessary to hold the Shares for an indeterminate period of time. Subscriber further understands that the Company has full authority to, and will, (a) instruct its transfer agent not to transfer any of the Shares until it has received written approval from the Company and its counsel to the effect that this Section has been complied with and (b) affix to the face of the certificate or certificates representing the Shares a legend with respect to representations set forth herein substantially in the following form:

THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE “ACT”), OR UNDER THE SECURITIES OR BLUE SKY LAWS OF NEVADA OR ANY OTHER STATE. THESE SECURITIES ARE SUBJECT TO RESTRICTIONS ON TRANSFERABILITY AND RESALE AND MAY NOT BE TRANSFERRED OR RESOLD EXCEPT AS PERMITTED UNDER THE ACT AND THE APPLICABLE STATE SECURITIES LAWS, PURSUANT TO REGISTRATION OR EXEMPTION THEREFROM. THE ISSUER OF THESE SECURITIES MAY REQUIRE AN OPINION OF COUNSEL IN FORM AND SUBSTANCE REASONABLY SATISFACTORY TO THE ISSUER TO THE EFFECT THAT ANY PROPOSED TRANSFER OR RESALE IS IN COMPLIANCE WITH THE ACT AND ANY APPLICABLE STATE SECURITIES LAWS.

3.5  Responsibility for Tax Consequences. Subscriber has consulted with its own tax advisors as to the potential tax consequences of this investment. Subscriber understands that the Company has provided no advice or counseling to Subscriber as to the potential tax consequences in any applicable jurisdiction of an investment by Subscriber in the Shares.

3.6	Regulation S.

(a)  Subscriber either has been duly formed and is validly existing as a corporation or other legal entity in good standing under the laws of its jurisdiction of incorporation set forth on the signature page to this Agreement or is an individual not a citizen or resident of the United States. Subscriber is not organized under the laws of the United States and is not a “U.S. Person” as that term is defined in Rule 902(o) of Regulation S.

(b)  Subscriber was not formed for the purpose of investing in Regulation S securities or formed for the purpose of investing in this Agreement and the Shares. Subscriber is not registered as an issuer under the Securities Act and is not required to be registered with the SEC under the Investment Company Act of 1940, as amended. Subscriber is entering into this Agreement and is participating in the offering of the Shares for its own account, and not on behalf of any U.S. Person as defined in Rule 902(o) of Regulation S.

(c)  No offer to enter into this Agreement has been made by the Company to Subscriber in the United States other than as permitted in the case of an account managed by a professional fiduciary resident in the United States within the meaning of Section 902(o)(2) of Regulation S. At the times of the offer and execution of this Agreement and, to the best knowledge of Subscriber, at the time the offering originated, Subscriber was located and resident outside the United States, other than as permitted in the case of an account managed by a professional fiduciary resident in the United States within the meaning of Section 902(o)(2) of Regulation S.

(d)  Neither Subscriber, nor any of its affiliates, nor any person acting on its behalf or any behalf of any such affiliate has engaged or will engage in any activity undertaken for the purpose of, or that reasonably could be expected to have the effect of, conditioning the markets in the United States for the Shares or for any securities that are convertible into or exercisable for the common stock of the Company, including, but not limited to effecting any sale or short sale of the Company’s securities through Subscriber or any of its affiliates prior to the expiration of any restricted period contained in Regulation S (any such activity being defined herein as a “Directed Selling Effort”). To the best knowledge of the undersigned, this Agreement and the transactions contemplated herein are not part of a plan or scheme to evade the registration provisions of the Securities Act, and the Shares are being purchased for investment purposes by Subscriber. Subscriber and, to the best knowledge of Subscriber, each distributor, if any, participating in this offering of the Shares have agreed that all offers and sales of any securities included in the offering prior to the date hereof and through the expiration of the any restricted period set forth in Rule 903 of Regulation S (as the same may be amended from time to time hereafter) shall not be made to U.S. Persons or for the account or benefit of U.S. Persons and shall otherwise be made in compliance with the provisions of Regulation S and any other applicable provisions of the Securities Act. Subscriber and its representatives have not conducted any Directed Selling Effort as that term is used and defined in Rule 902 of Regulation S and will not engage in any such Directed Selling Effort within the United States through the expiration of any restricted period set forth in Rule 903 of Regulation S.

(e)  Subscriber acknowledges and agrees that following the expiration of any restricted period provided by Rule 903 of Regulation S, any interest in this Agreement or in the Shares subscribed to hereunder may be resold within the jurisdiction of the United States or to U.S. Persons as defined in Rule 902(o) of Regulation S by or for the account of the parties hereto only: (i) pursuant to a registration statement under the Securities Act, or (ii) if applicable, pursuant to an exemption from such registration for sales by a person other than an issuer, underwriter, or dealer as those terms are used in Section 4(1) and related provisions of the Securities Act and regulations thereunder or pursuant to another exemption from registration, only following the expiration of any restricted period (if applicable) required by Regulation S. Subscriber acknowledges that this Agreement and the Shares have not been registered under the Securities Act or qualified under state securities laws of the United States and that the transferability hereof and thereof within the jurisdiction of the United States is restricted by the Securities Act as well as such state laws. Subscriber acknowledges it has received a copy of Regulation S, is familiar with and understands the terms thereof, and has had the opportunity to consult with its legal counsel concerning this Agreement and Regulation S.

Subscriber acknowledges that if any transfer of the Shares is proposed to be made in reliance upon an exemption under the Securities Act, the issuer of the securities may require an opinion of counsel satisfactory to the issuer that such transfer may be made pursuant to an applicable exemption under the Securities Act. Subscriber acknowledges that, so long as appropriate, a legend similar to the following may appear on the certificates representing the Shares subscribed for hereunder:

THESE SHARES HAVE BEEN ISSUED PURSUANT TO AN EXEMPTION FROM REGISTRATION UNDER THE SECURITIES ACT OF 1933, AS AMENDED, PURSUANT TO REGULATION S THEREUNDER. THE SHARES EVIDENCED BY THIS CERTIFICATE CANNOT BE TRANSFERRED, OFFERED, OR SOLD IN THE UNITED STATES OR TO U.S. PERSONS (AS THAT TERM IS DEFINED IN REGULATION S) EXCEPT PURSUANT TO REGISTRATION UNDER THE SECURITIES ACT OF 1933, OR PURSUANT TO AN AVAILABLE EXEMPTION FROM REGISTRATION.

(f)  Subscriber has not received any general solicitation or advertising regarding the offering or this Agreement. Subscriber has sufficient knowledge and experience in financial and business matters so that it is able to evaluate the merits and risks of the offering and this Agreement. Subscriber has had substantial experience in previous private and public purchases of speculative and restricted securities.

(g)  Subscriber acknowledges that an investment in the Shares offered hereby is speculative, involves a high degree of risk, and should not be purchased by persons who cannot afford the loss of their entire investment and represents that Subscriber has relied only on the information contained herein. or otherwise provided in writing by duly authorized representatives of the Company. Subscriber has carefully read and reviewed this Agreement and all of the Company’s filings with the SEC incorporated by reference herein, and has asked such questions of management of the Company and received such additional information as deemed necessary for Subscriber to make an informed decision with respect to the purchase of the Shares. The undersigned Subscriber has received complete and satisfactory answers to all such inquiries. Subscriber has not received oral or written representations or assurances from the Company or any representatives of the Company other than as set forth in this Agreement.

(h)  The execution and delivery of this Agreement and the consummation of the transactions contemplated herein do not and will not conflict with or result in a breach by Subscriber of any of the terms or provisions of or constitute a default under its charter documents, its memorandum or articles of association or incorporation, its by-laws, any action of its directors or shareholders, or any indenture, mortgage, deed of trust, or other agreement or instrument to which the undersigned is a party or by which it or any of its properties or assets are bound, or any existing applicable law, rule, or regulation or any applicable decree, judgment, or order of any court, regulatory body, administrative agency, or other governmental body having jurisdiction over the undersigned or any of its properties or assets.

3.7  Section 3(a)(9).

(a)  Subscriber is the sole legal and beneficial owner of the AG Notes to be exchanged for the Shares (the “Exchange”), and, upon the Closing, the Company will acquire the AG Notes to be exchanged free and clear of any liens, encumbrances, pledges, security interests or other restrictions or claims of third parties, other than any of the foregoing created by the Company; and

(b)  Subscriber (i) has not paid or given, directly or indirectly, any commissions or remuneration for soliciting the Exchange, (ii) is not in possession and has not requested or obtained from the Company or its representatives any material non-public information regarding the Company, (iii) approached the Company and initiated negotiations with the Company regarding the Exchange (iv) acknowledges that the Exchange is intended to be exempt from registration under the Securities Act by virtue of Section 3(a)(9) of the Securities Act and, assuming the accuracy of the Company’s representations that it has not paid or given, directly or indirectly, any commissions or remuneration for soliciting the Exchange, knows of no reason why such exemption is not available, and (v) has had such opportunity as it has deemed adequate to obtain from the Company such information as is necessary to permit it to evaluate the merits and risks of the Exchange.

4.       Miscellaneous Provisions.

4.1  Successors and Assigns. This Agreement may not be assigned by either party, nor may either party delegate its duties hereunder, without the prior written consent of the other party hereto. Subject to the foregoing, the terms and conditions of this Agreement will inure to the benefit of and be binding upon the respective successors and assigns of the parties.

4.2  Governing Law; Jurisdiction. This Agreement will be governed by and construed under the internal laws of the State of California as applied to agreements among California residents entered into and to be performed entirely within California, without reference to principles of conflict of laws or choice of laws.

4.3  Amendments and Waivers. Except as otherwise expressly set forth in this Agreement, any term of this Agreement may be amended and the observance of any term of this Agreement may be waived (either generally or in a particular instance and either retroactively or prospectively), only in a writing signed by both parties.

4.4  Severability. If any provision of this Agreement is held to be unenforceable under applicable law, such provision will be excluded from this Agreement and the balance of the Agreement will be interpreted as if such provision were so excluded and will be enforceable in accordance with its terms.

4.5  Entire Agreement. This Agreement, including all exhibits and schedules hereto, constitutes the entire agreement and understanding of the parties with respect to the subject matter hereof and supersedes any and all prior negotiations, correspondence, agreements, understandings, duties or obligations between the parties with respect to the subject matter hereof.

4.6  Counterparts. This Agreement may be executed in two or more counterparts, each of which will be deemed an original, but all of which together will constitute one and the same instrument.

IN WITNESS WHEREOF, the undersigned have executed this SUBSCRIPTION AGREEMENT as of the day and year first above written.

“COMPANY”:	FRIENDLYWAY CORPORATION,
a Nevada corporation

By: /s/ Michael Urban____________________
Michael Urban, President/CEO

“SUBSCRIBER”:	FRIENDLYWAY AG,
a German corporation

By: /s/ Klaus Trox_______________________
Klaus Trox, Vorstand

By: /s/ Andreas Stütz ____________________
Andreas Stütz, Vorstand

EXHIBIT “A”

AG NOTES

1. Unsecured Promissory Note dated effective July 7, 2005 in the principal amount of $100,000.

2. Unsecured Promissory Note dated effective July 15, 2005 in the principal amount of $100,000.

3. Unsecured Promissory Note dated effective July 26, 2005 in the principal amount of$100,000.

Friendlyway Corporation

PROMISSORY NOTE

$194,113	July 31, 2005

For value received, Friendlyway Corporation, a Nevada corporation (“Maker”), hereby promises to pay to Alexander von Welczeck, a resident of the State of California (“Holder”), the principal sum of One Hundred Ninety-Four Thousand One Hundred Thirteen Dollars ($194,113) (“Principal”), together with accrued interest hereunto from the date hereof at the rate of six percent (6%) per annum (“Interest”), on or before June 30, 2008 (“Maturity Date”). The aforementioned Principal represents the balance of the principal and accrued interest outstanding under that certain Promissory Note dated effective August 20, 2004 (“Original Note”) after the Holder’s conversion of Two Hundred Thousand Dollars ($200,000) of principal outstanding on such Original Note into shares of the Maker’s common stock effective as of even date herewith.

1. Payment of Principal and Interest. Subject to Section 2 below, the entire Principal and accrued Interest shall be due and payable on or before the Maturity Date. All payments shall be applied first to accrued Interest and then to the Principal balance. Maker may prepay the Principal and accrued Interest outstanding under this Promissory Note (the “Note”), in whole or in part and without penalty, at any time prior to the Maturity Date. Principal and Interest shall be payable in lawful money of the United States.

2. Payment Upon Qualified Financing. Notwithstanding Section 1 above, this Note shall mature and the entire Principal and accrued Interest shall become due and payable within ten (10) days of closing of a Qualified Financing on or before December 31, 2005. For purposes of this Note, the term “Qualified Financing” shall mean a transaction or series of transactions in which the Maker issues and sells shares of capital stock, or securities convertible, exercisable or exchangeable into its capital stock, and raises gross proceeds of at least Three Million Dollars ($3,000,000) in the aggregate.

3. Usury Law. Notwithstanding anything to the contrary contained herein, all agreements between Maker and Holder are hereby expressly limited so that in no contingency or event whatsoever shall the total liability for payments in the nature of interest, additional interest and other charges exceed the applicable limits imposed by the usury laws of the State of California. If any payments in the nature of interest, additional interest and other charges made hereunder are held to be in excess of the applicable limits imposed by the usury laws of the State of California, it is agreed that any such amount held to be in excess shall be considered payment of Principal hereunder, and the indebtedness evidenced hereby shall be reduced by such amount so that the total liability for payments in the nature of interest, additional interest and other charges shall not exceed the applicable limits imposed by the usury laws of the State of California, in compliance with the desires of Maker and Holder.

4. Attorneys’ Fees and Costs. If Holder refers this Note to an attorney to enforce, construe or defend any provision hereof, as a consequence of any default hereunder, or to enforce any judgment obtained in any legal process to collect amounts due pursuant to this Note, with or without the filing of any claim or action, Make shall pay all attorneys’ fees, costs and other expenses reasonably incurred by Holder in connection therewith, together with interest thereon at the rate applicable to the Principal balance of this Note, shall be added to the amount owed by Maker hereunder.

5. Notices. All notices, requests and other communications required or permitted to be made hereunder shall, except as otherwise provided, be in writing and may be delivered personally or sent by facsimile or certified mail, postage prepaid, addressed as follows:

To “Holder”:	Alexander von Welczeck
41 Locke Lane
Mill Valley, CA 94941
Facsimile: (415) 288-3334

To “Maker”:	Friendlyway Corporation
1255 Battery Street, Suite 200
San Francisco, CA 94111
Attention: Henry Lo
Facsimile: (415) 288 - 3334

Such notices, requests and other communications sent shall be effective upon receipt, unless sent by mail in which case they shall be effective three (3) business days after deposit with the United States Postal Service. Either party to this Note may give a notice of a change of its address to the other party to this Note.

6. Forbearance Not Waiver; Waiver of Presentment, Protest and Demand. No delay or omission on the part of Holder in exercising any rights under this Note upon default by Maker shall operate as a waiver of such right, or any other rights under this Note or other agreements, for the same default or any other default. Maker waives presentment and demand for payment, notice of dishonor, protest and notice of protest of this Note. The right to plead any and all statutes of limitations as a defense to any demands hereunder is hereby waived to the full extent permitted by law. Maker expressly agrees that the Holder may extend this Note or any payment hereunder from time to time without in any way affecting the liability of Maker.

7. Miscellaneous Provisions. This Note contains the entire agreement of Maker and Holder with respect to the subject matter hereof, and no provision of this Note may be amended, modified, supplemented, changed, waived, discharged or terminated unless both parties consent thereto in writing. In case any one or more of the provisions contained in this Note should be held to be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby. This Note shall be binding upon and inure to the benefit of Maker, Holder and their respective successors and assigns. Time is of the essence of this Note and the performance of each of the covenants and agreements contained herein. Holder may assign this Note and its interests described herein at its sole discretion upon notice to Maker. This Note shall be governed by and construed in accordance with the laws of the State of California. THE PARTIES HERETO WAIVE TRIAL BY JURY IN ANY ACTION, PROCEEDING, CLAIM OR COUNTERCLAIM, WHETHER IN CONTRACT OR TORT, AT LAW OR IN EQUITY, ARISING OUT OF OR IN ANY WAY RELATED TO THIS NOTE.

IN WITNESS WHEREOF, the undersigned has executed this PROMISSORY NOTE effective as of the date first referenced above.

“MAKER”:	FRIENDLYWAY CORPORATION,
a Nevada corporation

By: /s/ Michael Urban____________________
Michael Urban, President/CEO