Form 10QSB/A
period 2005-07-31
Friendlyway CORP
filed 2005-10-20
CIK 888702

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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

1

AMENDMENT NO. 1 ON FORM 10-QSB/A

FRIENDLYWAY CORPORATION

September 23, 2005

Explanatory Note:

This Amendment No. 1 on Form 10-QSB/A (“Amendment No. 1”) amends Items 2 and 6 of the Quarterly Report on Form 10-QSB for the quarter ended July 31, 2005 (the “Quarterly Report”) of friendlyway Corporation filed September 22, 2005.

This Amendment No. 1 does not reflect events occurring after the filing of the Quarterly Report or modify or update those disclosures affected by subsequent events. Other than as stated below, no modifications or changes have been made to the Quarterly Report as originally filed or the exhibits filed therewith.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This Amendment No. 1 amends the restates in its entirety the third paragraph of Item 2 of the Quarterly Report as follows:

Pursuant to the subscription agreement dated effective as of June 16, 2005 entered into by and between the Registrant and FWAG, the AG Notes were cancelled and FWAG subscribed the outstanding principal and accrued interest thereunder in consideration for the Registrants issuance of 2,318,575 shares of common stock.

Item 6. Exhibits and Reports on Form 8-K

This Amendment No. 1 amends Item 6 of the Quarterly Report by deleting the previously disclosed “Subscription Agreement dated June 16, 2005 re: AG Conversions of March and April Notes.”

This Amendment No. 1 further amends Item 6 of the Quarterly Report to include copies of the following agreements.

(b)  Reports on Form 8-K
•	Subscription Agreement dated effective June 16, 2006.
•	Note Conversion and Subscription Agreement dated effective July 31, 2005.
•	Amendment No. 1 to Subscription Agreement dated effective June 16, 2005.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: October 17, 2005	friendlyway Corporation

/s/ Michael Urban
Dr. Michael Urban
President/Chief Executive Officer

3

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

AGREEMENT

NOW, THEREFORE, for and in consideration of the foregoing, the premises and the mutual covenants contained in this Agreement, and for other good and valuable consideration, the receipt, adequacy and legal sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, agree as follows:

1.    Subscription. Subject to the terms and conditions of this Agreement, Subscriber irrevocably subscribes Five Hundred Fifty-Six Thousand Four Hundred Fifty Eight ($556,458), an amount equal to the outstanding principal and accrued interest under the Notes, for Two Million Four Hundred Nineteen Thousand Three Hundred Eighty Four (2,419,384) shares (the “Shares”) of the Company’s common stock, which subscription, when and if accepted by the Company, will constitute the payment by Subscriber of the purchase price for the Shares.

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

[SIGNATURE PAGE TO FOLLOW]

IN WITNESS WHEREOF, the undersigned have executed this SUBSCRIPTION AGREEMENT as of the day and year first above written.

“COMPANY”:	FRIENDLYWAY CORPORATION,
a Nevada corporation

	By:	/s/ Alexander von Welczeck
Alexander von Welczeck, President/CEO

“SUBSCRIBER”:	FRIENDLYWAY AG,
a German corporation

	By:	/s/ Klaus Trox
Klaus Trox, Vorstand

By:	/s/ Andreas Stuetz
Andreas Stuetz, Vorstand

EXHIBIT “A”

UNSECURED PROMISSORY NOTES

1.	Unsecured Promissory Note dated effective March 1, 2005 in the principal amount of $150,000.

2.	Unsecured Promissory Note dated effective March 31, 2005 in the principal amount of $100,000

3.	Unsecured Promissory Note dated effective April 11, 2005 in the principal amount of $200,000.

4.	Unsecured Promissory Note dated effective April 26, 2005 in the principal amount of $100,000.

NOTE CONVERSION AND SUBSCRIPTION AGREEMENT

This Note Conversion and Subscription Agreement (the “Conversion Agreement”) serves as a binding agreement and is made and entered into as of July 31, 2005, by and between friendlyway Corporation, a Nevada corporation (the “Corporation”) and John Jameson, an individual resident of the State of California (“Creditor”) with reference to the material facts set forth in the Recitals below.

RECITALS

A.     Creditor is the purchaser under that certain convertible note purchase agreement (the “Purchase Agreement”) and the holder of that certain unsecured promissory note in the face amount of $180,000 (the “Note” and together with the Purchase Agreement, collectively, the“Loan Documents”), each dated July 16, 2004 as listed in EXHIBIT A attached hereto.

B.     The Note provided, among other things, that the principal and accrued interest on the Note would automatically convert into certain number of shares of common stock of the Corporation upon the occurrence of the following conditions prior to November 15, 2004: (i) friendlyway, Inc., a Delaware corporation (“FWAY”) shall have closed a transaction in which the Corporation acquired the voting majority of the issued and outstanding stock of FWAY; (ii) FWAY’s Board of Directors shall have approved the conversion of the Note into certain number of shares of the Corporation’s common stock; and (iii) the Corporation shall have available a sufficient number of authorized and unissued common stock to automatically convert the Note.

C.     As of November 15, 2004, only one of the conversion conditions described in Recital B above was satisfied and therefore, the Note did not automatically convert into shares of the Corporation’s common stock and the payment required under the Note became due and payable on July 16, 2005.

D.     On or about July 31, 2005, the majority of the Board of Directors of the Corporation (Dr. Michael Urban, Alexander von Welczeck, and Henry Lo) met with the Creditor at the corporate office of the Corporation to discuss and approve this Conversion Agreement.

E.     The following terms in this Conversion Agreement were discussed and agreed upon to satisfy the conditions of the Note, converting the principal and accrued interest under the Note payable by FWAY into common stock of the Corporation to satisfy the Note.

AGREEMENT

1.     Acknowledgment of Debt. It is agreed that FWAY owes Creditor one hundred eighty thousand dollars ($180,000) principal plus ten percent (10%) interest of eighteen thousand dollars ($18,000) for a total amount owed of one hundred ninety eight thousand dollars ($198,000). The Note is dated July 16, 2004 and became due on July 16, 2005. A copy of the Note is included as EXHIBIT A.

2.     Note Assignment and Transfer to the Corporation. Pursuant to that certain Assignment and Assumption Agreement (the “Assignment”) dated on even date herewith attached hereto as EXHIBIT B, FWAY will assign and transfer its rights, duties, and liabilities, and obligations under the Loan Documents to the Corporation. The Board of Directors and officers of both companies have agreed to this assignment and transfer. By executing this Conversion Agreement, Creditor hereby acknowledges and agrees to FWAY’s assignment and transfer, and the Corporation’s assumption of, FWAY’s rights, duties, liabilities, and obligations under the Loan Documents to the Corporation pursuant to the Assignment. Creditor, for himself, his heirs, successors, and assigns, hereby acquits and forever releases, waives and discharges FWAY, its affiliates (excluding the Corporation), subsidiaries, successors, and assigns, as well as its officers, directors, employees, and stockholders, from any and all claims, which he may have had, have now, or have in the future against FWAY in conjunction with the Loan Documents.

3.     Note Conversion into Common Stock. The Corporation agrees to satisfy the Note by converting the outstanding principal and interest owed the Creditor as described in Section 1 above into one million one hundred thousand (1,100,000) shares (the “Shares”) of the Corporation’s common stock. Stock symbol FDWY.OB. Accordingly, subject to the terms and conditions of this Conversion Agreement, Creditor irrevocably subscribes the cancellation of the Note for the Shares, which subscription, will constitute the payment by Creditor of the purchase price for the Shares. Furthermore, by subscribing to the Shares, Creditor hereby waives his rights under Section 3 of the Note to convert the Note into shares of FWAY’s common stock.

4.     Closing, Delivery, and Cancellation of Note.

4.1     The issuance of the Shares shall occur at a closing (the “Closing”) to be held at a time to be mutually agreed upon by the Corporation and Creditor, but not later than October 5, 2005. The Closing will take place at the principal office of the Corporation or at such other place as shall be mutually agreed upon by the Corporation and Creditor.

4.2     At the Closing, the Corporation will deliver to Creditor a stock certificate representing the number of Shares purchased by Creditor, against delivery by Creditor of the originally issued Note for cancellation or, in the event Creditor is unable to locate the original of the Note, executed and notarized Affidavit of Lost or Stolen Note. The Corporation will be in default of this Conversion Agreement if the stock certificates representing the number of Shares are not delivered to Creditor in accordance with this Section 4.

4.3     Upon delivery of the originally issued Note or the Affidavit of Lost or Stolen Note, as the case may be, the Note shall be deemed cancelled and the Corporation shall have no further duties or obligations therefrom.

5.     Representation. The Corporation represents that there are a sufficient number of authorized and available shares of common stock to enter into this Conversion Agreement.

6.     No Material Adverse Effect. The Corporation represents and asserts that there does not exist at this time any fact or circumstance which, alone or together with another fact or circumstance, could reasonably be expected to result in a material adverse effect that would jeopardize the going concern of either or both the Corporation or FWAY, compromising the value, or materially impairing the Shares before or after conversion, that would fraudulently compromise the consideration of the value of the Note given in this Conversion Agreement.

7.     Authority Relative to this Conversion Agreement

7.1     The Corporation has the corporate power to enter into this Conversion Agreement and to carry out its obligations hereunder.

7.2     The Conversion Agreement has been duly and validly authorized by all necessary corporate action on the part of the Corporation. No other corporate proceedings on the part of the Corporation or FWAY are necessary to authorize this Conversion Agreement.

7.3     This Conversion Agreement constitutes a valid and binding obligation of the Corporation, enforceable against the Corporation in accordance with its terms except as enforcement may be limited by bankruptcy, insolvency or other similar laws affecting the enforcement of creditors’ rights generally, and except that the availability of equitable remedies, including specific performance, is subject to the discretion of the court in which any such proceeding may be brought.

7.4.     Neither the execution, delivery or performance of this Conversion Agreement, or any other agreement relating hereto, or any other aspect of the Conversion Agreement, will: (a) conflict with, violate any provision or constitute a result in a breach or default (with or without notice, lapse of time or both) or give rise to a right of termination, cancellation or acceleration of any obligation or the loss of any material benefit, under (i) any charter or bylaw of the Corporation or FWAY, or (ii) any indenture, loan document provision or other contract, permit, order, statute, law, ordinance, rule or regulation applicable to the Corporation, FWAY or its properties or assets.

8.     Title to Shares. The Creditor will be the lawful owner of record of the Shares, having good, valid and marketable title to the Shares, free and clear of all liens, with full right and lawful authority to sell and transfer the Shares in accordance with applicable laws, rules and regulations.

9.     Representations and Warranties of Creditor. Creditor represents and warrants to the Corporation as follows:

9.1     Creditor is an Accredited Investor within the definition set forth in Rule 501(a) of the United States Securities Act of 1933 (the “Securities Act”). Creditor has sufficient knowledge and experience in financial and business matters to be able to evaluate the merits and risks of purchasing the Shares, and has the ability to bear the economic risks of the investment.

9.2     Creditor is acquiring the Shares for investment for Creditor’s own account and not with the view to, or for resale in connection with, any distribution thereof. Creditor understands that the Shares have not been registered under the Securities Act by reason of a specific exemption from the registration provisions of the Securities Act, which depends upon, among other things, the bona fide nature of the investment intent as expressed herein. Creditor further represents that it does not have any contract, undertaking, agreement or arrangement with any person to sell, transfer or grant participation to any third person with respect to any of the Shares.

9.3     This Conversion Agreement when executed and delivered by Creditor will constitute a valid and legally binding obligation of Creditor, enforceable in accordance with its terms, subject to: (i) judicial principles respecting election of remedies or limiting the availability of specific performance, injunctive relief, and other equitable remedies and (ii) bankruptcy, insolvency, reorganization, moratorium or other similar laws now or hereafter in effect generally relating to or affecting creditors' rights.

9.4     Creditor understands and acknowledges that (a) none of the Shares have been registered under the Securities Act, nor under the securities laws of any state or any other jurisdiction in which they might be offered, including the State of Nevada, and that the Shares shall have the status of securities acquired under Section 4(2) of the Securities Act, as not involving any public offering; and (b) Creditor will not be able to sell, hypothecate, or otherwise transfer or dispose of any or all of the Shares unless (i) the Shares have been registered under the Securities Act and applicable state or other jurisdiction securities laws, or (ii) if requested to do so by the Corporation, Creditor furnishes a written opinion, by an attorney satisfactory to the Corporation, to the effect that an exemption from registration under the Securities Act and such laws is available with respect to such disposition, or (iii) the sale shall be governed by the provisions of Rule 144 or any other rule promulgated by the Securities and Exchange Commission under the Securities Act, in a manner satisfactory to the Corporation’s legal counsel. The Creditor understands that the shares will be restricted from selling any Shares under Rule 144 for one year upon date of issuance, after which the Shares will be tradable by complying with Rule 144. The Corporation agrees to be subject to and be current with the periodic filing requirements required under the Securities Exchange Act of 1934 enabling the proper public information about the issuer be made available to comply with Rule 144. Creditor further understands that the Corporation has full authority to, and will, (a) instruct its transfer agent not to transfer any of the Shares until it has received written approval from the Corporation and its counsel to the effect that this Section has been complied with. The Corporation agrees to not inhibit in any way the Creditor’s ability to sell any Shares that are available to be sold under Rule 144 and will agree to be timely in handling any transfer agent notification and correspondence, and (b) affix to the face of the certificate or certificates representing the Shares a legend with respect to representations set forth herein substantially in the following form:

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

9.5     Creditor has consulted with his own tax advisors as to the potential tax consequences of this investment. Creditor understands that the Corporation has provided no advice or counseling to Creditor as to the potential tax consequences in any applicable jurisdiction of an investment by Creditor in the Shares.

9.6     Creditor is the sole legal and beneficial owner of the Note to be exchanged for the Shares (the “Exchange”), and, upon the Closing, the Corporation will acquire the Note to be exchanged free and clear of any liens, encumbrances, pledges, security interests or other restrictions or claims of third parties, other than any of the foregoing created by the Corporation. Creditor (i) has not paid or given, directly or indirectly, any commissions or remuneration for soliciting the Exchange, (ii) is not in possession and has not requested or obtained from the Corporation or its representatives any material non-public information regarding the Corporation, (iii) approached the Corporation and initiated negotiations with the Corporation regarding the Exchange (iv) acknowledges that the Exchange is intended to be exempt from registration under the Securities Act by virtue of Section 3(a)(9) of the Securities Act and, assuming the accuracy of the Corporation’s representations that it has not paid or given, directly or indirectly, any commissions or remuneration for soliciting the Exchange, knows of no reason why such exemption is not available, and (v) has had such opportunity as it has deemed adequate to obtain from the Corporation such information as is necessary to permit it to evaluate the merits and risks of the Exchange.

10.     Best Efforts. All parties shall use their best efforts to take all actions required under any promise, law, rule or regulation subsequent to the date hereto to ensure that the conditions to the Conversion Agreement set forth herein are satisfied in accordance to principles of good faith.

11.     Events of Default. The following of any one or more of the following shall constitute an "Event of Default":

a)	The failure of the Corporation to deliver the Shares in a timely fashion under Item 4, or restricting title as more particularly described in Section 8.
b)	The representation of the Corporation in Section 5 or 6 is misrepresented or incorrect.
c)	The failure to comply with filing requirements or transfer agent notification under Item 9.4 inhibiting the Creditor to rightfully sell shares upon lifting of the one-year restriction.

12.     Rights and Remedies. That in the event that any Event of Default occurs, that both parties agree to give one another a notice of five (5) days to rectify the default. Upon exhaustion of the five (5) day notice, whereby if any default still remains, both parties understand that legal remedies in the form of compensatory damages for breach of contract in Sections 4, 5, 6, 7, 8 or 9. For compensatory damages, both parties agree that the calculation of the damage will include the share price of the Corporation’s common stock one year from the date of issuance of the Shares.

13.     Notices. All notices, requests, demands or other communications which are required or may be given pursuant to the terms of this Conversion Agreement shall be in writing and shall be deemed to have been duly given: (i) on the date of delivery if delivered by hand, (ii) upon the third day after such notice is (a) deposited in the United States mail, if mailed by registered or certified mail, postage prepaid, return receipt requested, or (b) sent by a nationally recognized overnight express courier, or (iii) by facsimile upon written confirmation (other than the automatic confirmation that is received from the recipient's facsimile machine) of receipt by the recipient of such notice, or (iv) by email between an officer of the Corporation and the Creditor, where a return email reply of acknowledgement is received:

Dr. Michael Urban,
CEO
friendlyway Corporation
1255 Battery Street, Suite 200
San Francisco, CA 94111

Telephone: 415.288.3333
Fax: 415.288.3334
email: m.urban@urban.de

John Jameson
50 Burlwood Drive
San Francisco, CA 94127

Telephone: 408-499-9699
Fax: 415-452-1770
email: jameson221@yahoo.com

14.     Entire Agreement; Amendment. This Conversion Agreement, constitutes the full and entire understanding and agreement between the parties with regard to the subject matter hereof and thereof and supersedes all prior agreements and understandings among the parties relating to the subject matter hereof. Neither this Conversion Agreement nor any term hereof may be amended, waived, discharged or terminated other than by a written instrument signed by the party against whom enforcement of any such amendment, waiver, discharge or termination is sought.

15.     Successors and Assigns. This Conversion Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors and assigns. This Conversion Agreement may not be assigned by either party, nor may either party delegate its duties hereunder, without the prior written consent of the other party hereto.

16.     Waiver of Defenses. All parties agree to waive all defenses in regards to the legitimacy, validity and/or enforceability of this Conversion Agreement and the terms stated herein. All parties represent that no mutual or unilateral mistake as to the basic assumption of this Conversion Agreement is made. All parties agree that no misrepresentation of facts for inducement of any party to enter the contract has occurred or that any party acted under duress to induce any party to enter into this Conversion Agreement. All parties agree that any impossibility, extremely difficult, or costly performance of this Conversion Agreement by virtue of events occurring after the contract is formed is not a valid excuse to waive any covenant or term of this Conversion Agreement. All parties acknowledge to waive any reason of frustration of duty or any other excuse that would try and render this Conversion Agreement invalid or unenforceable.

17.     Consideration and Benefit. All parties agree that this Conversion Agreement represents proper consideration benefiting all parties.

18.     Personal Guarantee. The Corporation understands that the Shares will be subject to an additional individual private Personal Guarantee and Options agreement made between Dr. Michael Urban (CEO and Chairman of the Board, friendlyway Corporation, acting as an individual) and Creditor dated effective August 15, 2005.

19.     Governing Law and Jurisdiction. That this Conversion Agreement is enforceable under the laws of the State of California, without reference to principles of conflict of laws or choice of laws. If any legal dispute or Event of Default is encountered in this Conversion Agreement, that the jurisdiction will be located in the City and County of San Francisco, California.

20.     Reasonable Attorney and Legal Fees. If for any reason this Conversion Agreement is found to be in breach or for any disputes relating to this Conversion Agreement, that appropriate legal remedies can be found through the U.S. Courts, whereupon the party who is found to be at fault pays or reimburses the prevailing party all reasonable legal, court and any collection costs related to the enforcement or interpretation of, or any litigation or arbitration relating to, this Conversion Agreement.

21.     Signatures. It is agreed that the following person(s) and corporate officers signing below approve this Conversion Agreement, and have the proper authority to enter into this Conversion Agreement.

22.     Severability. If any provision of this Conversion Agreement is held to be unenforceable under applicable law, such provision will be excluded from this Conversion Agreement and the balance of the Conversion Agreement will be interpreted as if such provision were so excluded and will be enforceable in accordance with its terms.

23.     FWAY as Third Party Beneficiary. The parties acknowledge and agree that this Conversion Agreement is intended as and shall be construed to make FWAY as a beneficiary of the terms set forth in Section 2 hereof. Accordingly, in its sole discretion and without consent of the parties hereto, FWAY may enforce the terms and conditions set forth in Section 2 hereof.

24.     Counterparts. This Conversion Agreement may be executed in two or more counterparts, each of which will be deemed an original, but all of which together will constitute one and the same instrument.

IN WITNESS WHEREOF, the parties hereto have caused this Note Conversion and Subscription Agreement to be executed by their respective authorized officers as of the date set forth below:

/s/ Michael Urban	July 31, 2005
Dr. Michael Urban, CEO, friendlyway Corporation.	Date

/s/ John Jameson	July 31, 2005
John Jameson, Creditor	Date

EXHIBIT A

LOAN DOCUMENTS

EXHIBIT B

ASSIGNMENT AND ASSUMPTION AGREEMENT

AMENDMENT NO. 1
TO SUBSCRIPTION AGREEMENT

This Amendment No. 1 to Subscription Agreement (the “Amendment”) is made effective as of June 16, 2005 (the “Effective Date”) by and between friendlyway Corporation, a Nevada corporation (the “Company”) and friendlyway AG, a German corporation (the “Subscriber”) with reference to the material facts set forth in the Recitals below:

RECITALS

A.     Pursuant to that certain Subscription Agreement dated as of June 16, 2005 (the “Agreement”), the Subscriber subscribed the outstanding principal and accrued interest under certain unsecured promissory notes in exchange for shares of the Company’s common stock.

B.     Subsequent to the execution of the Agreement, the parties identified a typographical error in the Agreement with respect to the number of shares of the Company’s common stock to be issued to Subscriber.

C.     By entering into this Amendment, the Company and Subscriber desire to amend the Agreement to reflect accurate number of the Company’s common stock to be issued to Subscriber.

NOW, THEREFORE, in consideration of the Agreement, the above Recitals, and the mutual promises and covenants hereinafter set forth, the receipt of which are hereby acknowledged, Company and Subscriber agree as follows:

AGREEMENT

1.     Interpretation. Except as amended by this Amendment, the Agreement shall remain in full force and effect. In the event of a conflict between the provisions of this Amendment and the Agreement, this Amendment shall control. Terms with initial capital letters are defined terms which shall have the respective meanings given them in the Agreement, unless the context of this Amendment requires otherwise.

2.     Amendment of Section 1. Company and Subscriber hereby amend Section 1 of the Agreement in its entirety as follows:

“1.     Subscription. Subject to the terms and conditions of this Agreement, Subscriber irrevocably subscribes Five Hundred Fifty-Six Thousand Four Hundred Fifty Eight ($556,458), an amount equal to the outstanding principal and accrued interest under the Notes, for Two Million Three Hundred Eighteen Thousand Five Hundred Seventy Five (2,318,575) shares (the “Shares”) of the Company’s common stock, which subscription, when and if accepted by the Company, will constitute the payment by Subscriber of the purchase price for the Shares.”

3.     Counterparts. This Amendment may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. The facsimile signatures of the parties shall be deemed to constitute original signatures, and facsimile copies hereof shall be deemed to constitute duplicate original counterparts.

IN WITNESS WHEREOF, the parties have executed this AMENDMENT NO. 1 TO SUBSCRIPTION AGREEMENT as of the Effective Date first written above.

“COMPANY”:	FRIENDLYWAY CORPORATION,
a Nevada corporation

	By:	/s/ Michael Urban
Dr. Michael Urban, President/CEO

“SUBSCRIBER”:	FRIENDLYWAY AG
a German corporation

	By:	/s/ Klaus Trox
Klaus Trox, Vorstand

By:	/s/ Andreas Stuetz
Andreas Stuetz, Vorstand

2