Form 10KSB
period 2005-10-31
Friendlyway CORP
filed 2006-03-09
CIK 888702

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended October 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number: 0-20317

friendlyway Corporation
(Name of Small Business Issuer In Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	88-0270266 (I.R.S. Employer Identification No.)

 1255 Battery Street, Suite 200, San Francisco, California 94111
(Address of Principal Executive Offices) (Zip Code)

(415) 288-3333
(Issuer’s telephone number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s consolidated revenues for the fiscal year ended October 31, 2005 were $ 2,005,739.

The aggregate market value of the registrant’s common stock held by non-affiliates on February 10, 2006 was approximately $5,010,984 determined by the closing sale price on that date. Shares of common stock known by the registrant to be beneficially owned by the registrant’s directors and executive officers are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act. On January 31, 2006, 25,428,130 shares of common stock, par value $.001 per share, of the registrant were issued and outstanding.

friendlyway Corporation

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background

friendlyway Corporation is in the business of providing user-friendly “self-service” systems and technologies for public access at points of sale, service and information to our clients. Our friendlyway Interactive Information Stations (IIS)™ are suitable for various applications, such as ticketing, Internet access, “self check-in”, way-finding, lead management, e-commerce, banking, lobby management and access control, as well as information and education.

We were incorporated under the name Global Spill Management, Inc., on September 26, 1990 in the State of Nevada. Since then, we have undergone a series of corporate name changes and mergers and discontinued a number of businesses. Prior to our name change to friendlyway Corporation, we were named Biofarm, Inc. (“Biofarm”). On December 10, 2004, we consummated a share exchange agreement, also known as a reverse merger, with friendlyway, Inc., Delaware corporation (“friendlyway Delaware”), and its two (2) stockholders, friendlyway AG, its German parent corporation, and Alexander von Welczeck, pursuant to which we agreed to acquire all of the outstanding shares of capital stock of friendlyway Delaware in exchange for the issuance of 18,000,000 shares of our common stock, and the assumption of friendlyway Delaware’s outstanding employee stock options (the “Acquisition”). On October 31, 2005, there were 1,593,000 shares of our common stock covered by such employee stock options. Pursuant to the terms of the Acquisition, we are required to issue to friendlyway AG and Mr. Welczeck an additional three shares of common stock for each share over 6,000,000 shares of common stock we had issued and outstanding, or were otherwise obligated to issue, as of the closing of the Acquisition.

On June 11, 2004, we transferred substantially all of our then existing assets and liabilities to Ocwen Corp., a Nevada corporation (“Ocwen”), and the outstanding shares of capital stock of Ocwen were concurrently deposited in a trust account established for the benefit of our then existing stockholders of record as of such date. Pursuant to the terms of the Trust Agreement dated June 11, 2004 by and among Ocwen, the trustees and us, the trustees will manage the trust assets and income, if any, for the benefit of such stockholders of record and may sell the shares of capital stock of Ocwen and distribute the trust assets, income and proceeds thereof to such stockholders of record.

Business Overview

We provide “self-service” systems and technologies for public access at points of sale, service and information to our clients. We seek to combine software, services and design in our friendlyway Interactive Information Stations (IIS)™ to provide an integrated solution to our clients.

Because of internal development efforts and under a perpetual, exclusive license from friendlyway AG, we have developed self-service systems and solutions to support the convergence of classic brick and mortar businesses with Internet and e-commerce platforms in a public access environment. We believe that our Interactive Information Stations (IIS)™ are financially attractive to our existing and potential clients, among other competing self-service solutions that are currently available in the marketplace. We plan to continue to deliver to our clients a range of products and services, including custom tailored solutions. We generate the substantial portion of our revenues from the sale and rental of our Interactive Information Stations (IIS)™. Our clients include small, medium and large companies, including the following Fortune 500 companies: Bank of America; Boeing; The Walt Disney Company; Fidelity Investments; Marriott Hotels; Merck; Microsoft; Nike; and Pfizer.

Markets and Competition

We believe that our strategy of bundling technology solutions with our friendlyway Interactive Information Stations (IIS)™ provide us with a competitive advantage. Our products and services are designed and marketed to appeal to clients that desire innovative, elegant and user-friendly solutions for interactive sales promotion, self-service e-commerce platforms, Internet customer communication, Wi-Fi, mobile communications and Internet kiosks. We serve niche markets, including the following:

•	trade shows, conferences, events and promotions
•	hospitality, tourism and travel
•	healthcare and hospitals
•	financial services and banking
•	government, and
•	fashion and retail sectors

We market our products and services in the United States, Europe and Asia through sales and marketing campaigns, conferences, one-on-one consultations, telemarketing, direct sales and client and vendor referrals. We also market our products and services through strategic relationships with third parties, value-added resellers and a rental partner network. We believe that our products and services are well-positioned to maintain and further serve our existing client base, as well as attract new clients who desire a practical and efficient self-service solution for their customers’ public access system needs.

The public access self-service systems industry is a multi-billion dollar industry and growing. The industry is highly competitive and includes major corporations, as well as many smaller and medium-sized operations. Most of our competitors are more established than us and have substantially greater market share and resources than we do.

Technology and Suppliers

Public access self-service systems owe their development, in large part, to the emergence of new technologies, such as low-cost, light-weight, flat-panel displays and CF card technology. The primary hardware required for the operation of our business consists of components that comprise the flat-panel displays we use in our friendlyway Interactive Information Stations (IIS)™. We also develop and install software to assist us with the configuration, editing and operation of our Interactive Information Stations (IIS)™.

We design the distinctive shape of our Interactive Information Stations (IIS)™, identify suppliers of component parts used in our displays and contract the manufacturing and assembly of our entire system to a third-party contract manufacturer. We share the purchasing responsibility with our contract manufacturer in procuring the component parts from suppliers we identify according to customer specifications. We select component suppliers based on price and quality. Since we commenced our current operations, we have used only one contract manufacturer at any one time, which we believe is logistically more efficient; cost-effective, and also enables us to better protect the design of our Interactive Information Stations (IIS)™. Our relationship with our current contract manufacturer is not exclusive.

Government Regulation

There are no existing laws or regulations that specifically define or regulate public access self-service systems. It is possible, however, that regulations governing public access self-service systems may be adopted. We cannot predict the timing and effects of such new regulations, if any.

Patents and Trademarks

To a great extent, our business model does not rely on advanced or sophisticated technology or on proprietary trade secrets, because our flat-panel displays in our Interactive Information Stations (IIS)™ are assembled with components purchased in off-the-shelf form from wholesale distributors. Friendlyway AG is responsible for patenting or protecting its technology and trade secrets that we use in our business.

Research and Development

We intend to continue to develop more advanced models of our Interactive Information Stations (IIS)™, including models that use mobile communications and wireless technology to receive, store, configure and playback content. Whether we deploy this newer technology will depend on various considerations, including cost, network security and client demand. We are also developing software systems that will enable us to better configure and run the content on our Interactive Information Stations (IIS)™, including software used in conjunction with mobile communications systems.

Employees

As of January 31, 2006, we had a total of nine (9) full-time employees and two (2) part-time employees. In order for us to attract and retain quality employees, we anticipate we will have to offer competitive salaries and payments to future employees. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon the level of revenues we may generate and our results of operations.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive offices are located in San Francisco, California, and occupy approximately 3,500 square feet. Our offices are currently leased on a month-to-month basis. We believe that our offices are well maintained, are covered by adequate insurance and are adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

In March 2005, a civil action was commenced against us by John McConkie in the United States District Court, Central District of California. Mr. McConkie has alleged that, at the time we were conducting business under the name Biofarm, one of our former directors and an Ohio lawyer named Roger Kimmel defrauded him of funds in the amount of approximately $75,000. The complaint has alleged a scheme whereby Mr. Kimmel, purportedly acting as the general counsel of Biofarm, signed a letter agreement whereby Mr. McConkie would purchase a controlling interest in Biofarm for the sum of $200,000. Mr. McConkie claims that he transferred funds in the amount of approximately $75,000 to Mr. Kimmel in the nature of earnest money to initiate the transaction. After the transfer of the funds, Mr. McConkie has alleged that Mr. Kimmel refused to consummate the transaction and did not return such funds to him. Mr. McConkie seeks relief in the amount of approximately $75,000, plus interest and expenses.

A civil action was commenced against us by Ginko Systems, LLC (“Ginko”), in the Montgomery County, Ohio Common Pleas Court. Ginko was previously our contract manufacturer of self-service systems. Ginko has alleged that we did not fulfill a purchase order issued to Ginko for the manufacturing of self-service systems. On December 12, 2005, the Court conducted a hearing on Ginko’s request for damages based on a default judgment against us on August 4, 2005. The Court awarded Ginko damages in the amount of $61,000. We have appealed this decision.

From time to time, we become involved in various lawsuits, claims and proceedings related to the conduct of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended October 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol “FDWY”.

The reported high and low bid and high and low ask quotations for our common stock for the periods indicated, as reported by the OTC Bulletin Board, are as follows:

	Low Bid	High Bid	Low Ask	High Ask
Year Ended October 31, 2004
First Quarter	$0.53	$1.10	$0.59	$1.12
Second Quarter	$0.44	$0.62	$0.46	$0.62
Third Quarter	$0.40	$0.57	$0.45	$0.57
Fourth Quarter	$0.25	$0.62	$0.39	$0.62

Year Ended October 31, 2005
First Quarter	$0.23	$0.65	$0.35	$0.80
Second Quarter	$0.33	$0.55	$0.40	$0.80
Third Quarter	$0.25	$0.48	$0.35	$0.53
Fourth Quarter	$0.19	$0.37	$0.20	$0.57

Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

As of January 31, 2006, there were 25,428,130 shares of our common stock issued and outstanding, and a total of approximately 600 holders of record. We have authorized 5,000,000 shares of preferred stock, par value $.001 per share; none of which are issued and outstanding.

We have not paid any dividends on our shares of common stock in the past two years and do not anticipate the payment of dividends on our shares of common stock in the foreseeable future.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING INFORMATION

THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT. STATEMENTS IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND ELSEWHERE IN THIS REPORT THAT ARE NOT STATEMENTS OF HISTORICAL OR CURRENT FACT CONSTITUTE “FORWARD-LOOKING STATEMENTS.”

Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. Any statement in this report, and in the documents incorporated by reference into this report, that is not a statement of an historical fact constitutes a “forward-looking statement”. Further, when we use the words “may”, “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “intend” and similar words, we intend to identify statements and expressions that may be forward-looking statements. The forward-looking statements contained in this report are based on our current expectations and involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the demand for our products and services will significantly increase, that our President and Chief Executive Officer and Chief Financial Officer will remain employed as such, that our forecasts accurately anticipate market demand, and that there will be no material adverse change in our operations or business or in the lack of governmental regulations affecting us, our clients and/or suppliers. The foregoing assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate; and therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. In addition, there are a number of risks inherent in our business and operations, which could cause our operating results to vary markedly, and adversely from prior results or the results contemplated by the forward-looking statements. Growth in absolute and relative terms and selling, general and administrative expenses or the occurrence of extraordinary events could cause actual results to vary materially from the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter marketing, capital investment and other expenditures, which may also materially adversely affect our results of operations. Other risks inherent in our business and operations include but are not limited to the following:

•	delays in shipment of new versions of our products
•	lack of acceptance of new versions of our products
•	introduction of new products by our competitors
•	weakness in demand for public access “self-service” systems
•	lack of growth in worldwide personal computer sales
•	corporate reductions in IT spending
•	inability to integrate companies and products we acquire
•	industry transitions to new business and information delivery models
•	changes occurring in the global market conditions affecting our customers

In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or occur. We have no obligation or intent to update publicly any forward-looking statements whether in response to new information, future events or otherwise.

General

friendlyway Corporation is in the business of providing user-friendly “self-service” systems and technologies for public access at points of sale, service and information to our clients. Our friendlyway Interactive Information Stations (IIS)™ are suitable for various applications, such as ticketing, Internet access, “self check-in”, way-finding, lead management, e-commerce, banking, lobby management and access control, as well as information and education.

We were incorporated under the name Global Spill Management, Inc., on September 26, 1990 in the State of Nevada. Since then, we have undergone a series of corporate name changes and mergers and discontinued a number of businesses. Prior to our name change to friendlyway Corporation, we were named Biofarm. On December 10, 2004, we consummated the Acquisition, pursuant to which we agreed to acquire all of the outstanding shares of capital stock of friendlyway Delaware in exchange for the issuance of 18,000,000 shares of our common stock, and the assumption of friendlyway Delaware’s outstanding employee stock options. Pursuant to the terms of the Acquisition, we are required to issue to friendlyway AG and Mr. Welczeck an additional three shares of common stock for each share over 6,000,000 shares of common stock we had issued and outstanding, or were otherwise obligated to issue, as of the closing of the Acquisition.

On June 11, 2004, we transferred substantially all of our then existing assets and liabilities to Ocwen, and the outstanding shares of capital stock of Ocwen were concurrently deposited in a trust account established for the benefit of our stockholders of record as of such date. The trustees will manage the trust assets and income, if any, for the benefit of our then existing stockholders of record and may sell the shares of capital stock of Ocwen and distribute the trust assets, income and proceeds thereof to such stockholders of record. We changed our fiscal year end from December 31 to October 31 during 2005. Accordingly, the following discussion compares the twelve month period ended October 31, 2005 to the ten months ended October 31, 2004.

Year Ended October 31, 2005 Compared to Ten Months Ended October 31, 2004

Revenue

Revenue consists primarily of sales and rentals of self-service systems and professional services. Sales revenue is recognized when both title and risk of loss are transferred to the customer, provided that no significant obligations remain. Rental revenue is recognized as earned in accordance with the terms of rental agreements, which are generally short-term in duration. We provide for an estimate of product returns and doubtful accounts based on our historical experience.

Total revenue for the year ended October 31, 2005 increased $61,208, or 3.1%, to $2,005,739 from $1,944,531 for the ten months ended October 31, 2004. Systems sales revenue and systems rental and services revenue accounted for 68.8% and 31.2%, respectively, of total revenue for the year ended October 31, 2005 and 82.9% and 17.1%, respectively for the ten months ended October 31, 2004.

System sales revenue. We sell our systems to end user customers and value added resellers (VARs). Systems sales revenue for the year ended October 31, 2005 decreased $232,152, or 14.4%, to $1,379,233 from $1,611,385 for the ten months ended October 31, 2004. The decrease in systems sales revenue during the year ended October 31, 2005 was principally attributed to a large enterprise sales order shipped during the 2004 period to a major pharmaceutical company.

Rental and services revenue. We maintain a pool of rental units for short-term deployments to end-user customers. In addition, we utilize our Certified Rental Partner Network for fulfilling short-term rental deployments for our customers. Systems rental and services revenue for the year ended October 31, 2005 increased $293,360, or 88.1%, to $626,506 from $333,146 for the ten months ended October 31, 2004. The increase in systems rental and services revenue was principally driven by stronger demand for our systems at trade shows and conference venues from new and existing customers during the 2005 period.

Cost of revenue

Cost of sales revenue. Cost of sales revenue is primarily comprised of manufacturing and component costs in the production of our systems. We outsource our manufacturing to a contract manufacturing partner and, in most cases, directly purchase components for production from third-party vendors. For certain systems, we purchase them directly from friendlyway AG. Cost of sales revenue for the year ended October 31, 2005 increased $157,291, or 15.2%, to $1,192,467 from $1,035,176 for the ten months ended October 31, 2004. This increase was attributed to a higher cost per unit as we transitioned to a new manufacturing partner during the year ended October 31, 2005. Cost of sales revenue as a percentage of sales revenue was 86.5% and 64.2% for the year ended October 31, 2005 and ten months ended October 31, 2004, respectively, resulting in gross margins on sales revenue of 13.5% and 35.8%, respectively. The reduction in gross margins for the year ended October 31, 2005 was attributed to reduced economies of purchasing in smaller volumes as a result of the decrease in systems sales. Producing and purchasing in larger quantities enables more favorable pricing for us, which may result in improved gross margins.

Cost of rental and services revenue. Cost of rental and services revenue is primarily comprised of fulfillment costs to our Certified Rental Partner Network for short-term rental deployments to end-user customers. Cost of rental and services revenue for the year ended October 31, 2005 increased $237,524, or 151.0%, to $394,822 from $157,298 for the ten months ended October 31, 2004. Cost of rental and services revenue as a percentage of rental and services revenue was 63.0% and 47.2% for the year ended October 31, 2005 and ten months ended 2004, respectively, resulting in gross margins on rental revenue of 37.0% and 52.8%, respectively.

Selling, general and administrative expenses

Total selling, general and administrative expenses for the year ended October 31, 2005 increased $992,879, or 99.1%, to $1,994,749 from $1,001,870 for the ten months ended October 31, 2004. The increase in selling, general and administrative expenses in the 2005 period was principally driven by an increase in legal fees and other transaction costs for the reverse merger transaction with friendlyway Delaware and a contemplated merger transaction with two other parties in 2005, which did not occur. In addition, we incurred non-cash compensation costs for the issuance of equity securities in conjunction with the reverse merger transaction with friendlyway Delaware. We anticipate that recurring legal expenses will increase in conjunction with additional acquisition related activity and the related costs associated with being a public company.

Liquidity and Capital Resources

Our primary source of liquidity has been cash from ongoing operations and borrowings from lenders. We have incurred significant losses to date, which we have financed primarily through the sale of equity securities and borrowings from lenders. During the year ended October 31, 2005, we raised $1,250,000 from the issuance of promissory notes to friendlyway AG and the sale of shares of our common stock in the amount of $103,500. With the exception of a promissory note in the amount of $100,000, all of the promissory notes issued to friendlyway AG have been converted into 4,818,577 shares of our common stock, and such shares are pending issuance.

Our current assets at October 31, 2005 totaled $631,439 and our current liabilities were $3,137,365, compared to current assets of $655,693 and current liabilities of $1,069,474 at October 31, 2004. The working capital deficit at October 31, 2005 was $2,505,926, compared to a working capital deficit at October 31, 2004 of $413,781. As of October 31, 2005, we had $57,508 in cash and cash equivalents.

During the year ended October 31, 2005, we used $1,329,170 in capital to fund operations, we received $1,253,000 from issuances of promissory notes and common stock. During the year ended October 31, 2005, we were able to obtain services valued at $60,007 through the issuance of shares of our common stock and options to purchase common stock.

We have a line of credit with a financial institution, which provides for maximum borrowings of $50,000. At October 31, 2005, there was $49,851 outstanding under this line of credit. Borrowings against this line of credit bear interest at the prime rate plus 2% (8.75% at October 31, 2005). This line of credit expires in January 2007, and may be extended on annual basis. Interest is payable monthly. Upon termination of the line of credit, any borrowings outstanding at that time are payable over a period of 48 months.

We believe that cash generated from operations may be insufficient to fund our ongoing operations through the next twelve months. Efforts are underway to secure additional financing to enable us to meet our obligations, as execution of our business plan will require additional capital to fund our operations. Funds raised through future equity financings will likely be dilutive to our current stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in sufficient amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition. Lack of additional funds will materially affect our business and may cause us to cease operations. Consequently, our stockholders could incur a loss of their entire investment.

Our financial statements were prepared on the assumption that we will continue as a going concern. The report of our independent accountants for the year ended October 31, 2005 acknowledges that we have incurred losses since our inception and that we will require additional funding to sustain our operations. These conditions cause substantial doubt as to our ability to continue as a going concern. Our financial statements included herein do not include any adjustments that might result should we be unable to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
friendlyway Corporation

We have audited the accompanying consolidated balance sheet of friendlyway Corporation as of October 31, 2005, and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion of these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of friendlyway Corporation as of October 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with the accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that friendlyway Corporation will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, friendlyway Corporation has incurred losses from operations for the year ended October 31, 2005 totaling approximately $2,269,000 and has an accumulated deficit totaling approximately $2,940,000. friendlyway Corporation will require additional working capital to develop its business until friendlyway Corporation either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about friendlyway Corporation’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Lopez, Blevins, Bork & Associates, LLP
Houston, Texas
January 20, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
friendlyway Corporation (formerly known as friendlyway, Inc.)

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows for the ten month period ended October 31, 2004 of friendlyway Corporation (the “Company” - formerly known as friendlyway, Inc.). These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of friendlyway Corporation for the ten month period ended October 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company entered into a reverse merger transaction with Biofarm, Inc. on December 10, 2004, which was accounted for as a recapitalization of the Company, which is the accounting acquirer, effective on December 10, 2004. Also as discussed in Note 1 to the financial statements, in connection with its reverse merger transaction with Biofarm, Inc., the Company has changed its fiscal year end to October 31. Consequently, as discussed in Note 1 to the financial statements, the Company has presented the effects on share and loss per share data in its financial statements for the ten month period ended October 31, 2004 in a manner consistent with the recapitalization of the Company.

/s/ ASHER & COMPANY, LTD.

Philadelphia, PA
February 23, 2005

FRIENDLYWAY CORPORATION
CONSOLIDATED BALANCE SHEET
As of October 31, 2005

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$57,508
Accounts receivable, net of allowance of doubtful
accounts of $71,500	407,838
Inventory	159,403
Other current assets	6,690
Total current assets	631,439

FURNITURE AND EQUIPMENT, net	54,874
Total Assets	$686,313

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Note payable, bank	$49,851
Note payable, other	90,000
Accounts payable	411,401
Accrued interest	9,828
Accrued license and maintenance fees, Stockholder	25,984
Common stock payable	2,366,657
Other current liabilities	183,644
Total current liabilities	3,137,365

LONG-TERM DEBT
Notes payable, Stockholders	294,113
294,113

Total Liabilities	3,431,478

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred Stock, $.001 par value; 5,000,000 shares
authorized, 0 shares issued and outstanding	—
Common Stock, $.001 par value; 100,000,000 shares
authorized, 25,428,130 shares issued and outstanding	25,428

Additional paid-in capital	204,965
Unearned compensation	(34,892)
Accumulated deficit	(2,939,679)
(2,744,178)
Less treasury stock, at cost, 385 shares	(987)
Total stockholders' deficit	(2,745,165)
Total Liabilities and Stockholders' Deficit	$686,313

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDLYWAY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED OCTOBER 31, 2005 AND TEN MONTHS ENDED OCTOBER 31, 2004

	2005	2004

REVENUES
Sales	$1,379,233	$1,611,385
Rentals and services	626,506	333,146
Total revenues	2,005,739	1,944,531

COST OF REVENUES
Sales	1,192,467	1,035,176
Rentals and services	394,822	157,298
Total cost of revenues	1,587,289	1,192,474

Gross profit	418,450	752,057

Selling, general and administrative expenses	1,994,749	1,001,870
Stock based compensation	130,256	185,321

Loss from operations	(1,706,555)	(435,134)

Loss on extinguishment of debt	(581,199)	—
Gain on settlement of debt	79,272	—
Other income	8,800	17,017
Interest expense	(69,382)	(19,061)
NET LOSS	$(2,269,064)	$(437,178)

Basic and diluted loss per common share	$(0.09)	$(0.02)

Weighted average number of shares	24,442,782	18,000,000

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDLYWAY CORPORATION
CONSOLODATED STATEMENT OF STOCKHOLDERS' DEFICIT
YEAR ENDED OCTOBER 31, 2005 AND TEN MONTHS ENDED OCTOBER 31, 2004

					Retained		Total
	Common stock		Additional	Unearned	Earnings/	Treasury	Stockholders'
	Shares	Amount	Paid-in Capital	Compensation	(Deficit)	stock	Deficit

Balance at December 31, 2003	18,000,000	$18,000	$39,143	$—	$(233,437)	$—	$(176,294)

Purchase of treasury stock -
1,633,334 shares						(367,500)	(367,500)

Reissuance of treasury stock -
for compensation - 833,334 shares				(40,179)		187,500	147,321

Sales of treasury stock -
800,000 shares						180,000	180,000

Stock options granted for services			143,000	(105,000)			38,000

Net loss					(437,178)		(437,178)
Balance at October 31, 2004	18,000,000	$18,000	$182,143	$(145,179)	$(670,615)	$—	$(615,651)

Effect of reverse merger	6,978,130	6,978	(29,948)			(987)	(23,957)

Sale of Common Stock	450,000	450	103,050				103,500

Recognition of stock issuance
for compensation				40,179			40,179

Stock options expense				19,828			19,828

Stock options - cancellations			(50,280)	50,280			—

Net loss					(2,269,064)		(2,269,064)
Balance at October 31, 2005	25,428,130	$25,428	$204,965	$(34,892)	$(2,939,679)	$(987)	$(2,745,165)

The accompany notes are an integral part of these consolidated financial statements.

FRIENDLYWAY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED OCTOBER 31, 2005 AND TEN MONTHS ENDED OCTOBER 31, 2004

	2005	2004
OPERATING ACTIVITIES
Net loss	$(2,269,064)	$(437,178)
Adjustments to reconcile net loss to net cash
utilized by operating activities:
Depreciation	37,906	13,929
Bad debt expense	105,900	48,795
Net loss on extinguishment of notes payable, stockholders	581,199	–
Gain on settlement of note payable, other	(69,000)	–
Gain on settlement of accounts payable	(10,272)	–
Stock based compensation	40,179	185,321
Stock option expense	19,828	–
Net change in:
Accounts receivable	(101,655)	(325,276)
Inventory	(99,783)	(46,606)
Other current assets	40,019	(27,755)
Accounts payable	129,306	124,777
Other current liabilities and accrued interest	266,267	57,489
Net cash utilized by operating activities	(1,329,170)	(406,504)

INVESTING ACTIVITIES
Purchase of property and equipment	(6,225)	(94,764)
Net cash utilized by investing activities	(6,225)	(94,764)

FINANCING ACTIVITIES
Proceeds from sale of common stock	103,500	–
Proceeds from notes	1,150,000	–
Net borrowings from line of credit	–	15,000
Proceeds from sale of treasury stock	–	180,000
Proceeds from convertible notes	–	409,947
Net cash provided by financing activities	1,253,500	604,947

INCREASE / (DECREASE) IN CASH	(81,895)	103,679
Cash, beginning of period	139,403	35,724
Cash, end of period	$57,508	$139,403

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest during the period	$9,272	$3,430

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
During the year ended October 31, 2005, the Company recorded the effect of the reverse merger of $29,948 against additional paid-in-capital for the assets acquired of $243 and liabilities assumed of $30,191.

During the year ended October 31, 2005, the Company extinguished notes payable, Stockholder plus accrued interest in the amount of  $1,356,458 into Common Stock Payable of $1,937,637, and recognized a net loss on extinguishment of $581,199.

During the year ended October 31, 2005, the Company converted its convertible notes payable, Stockholders in the amount of $213,000 to Common Stock Payable.
During the year ended October 31, 2005, the Company converted notes payable, Other plus accrued interest in the amount of $216,000 to Common Stock Payable.
During the year ended October 31, 2005, the Company extinguished a note payable plus accrued interest in the amount of $69,000 and accounts payable in the amount of $10,272.
During the year ended October 31, 2005, the Company converted accounts payable to a note payable in the amount of $90,000.
During the year eneded October 31, 2005, the Company converted accrued license fees payable in the amount of $97,635 and prepaid license fees in the amount of $2,365 to a note payable in the amount of $100,000.

During the ten month period ended October 31, 2004, the Company acquired 1,633,334 shares of treasury stock and issued a note payable in the amount of $367,500 as consideration.
During the ten month period ended October 31, 2004, the Company issued 833,334 shares of treasury stock to an employee and a Stockholder as compensation valued at $187,500, of which $40,179 is unearned at October 31, 2004.

During the ten month period ended October 31, 2004, the Company granted non-qualified stock options to purchase 820,000 shares of its common stock to employees, with an aggregate intrinsic value of $123,000, of which $105,000 is unearned at October 31, 2004.

During the ten month period ended October 31, 2004, the Company granted non-qualified stock options to purchase 100,000 shares of its common stock to an investor, with a fair value $20,000.

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDLYWAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED OCTOBER 31, 2005 AND
TEN-MONTHS ENDED OCTOBER 31, 2004

1. Background and Summary of Significant Accounting Policies

Background

friendlyway Corporation (“FDWY” or the “Company”), through its wholly-owned subsidiary, friendlyway Technologies, Inc. (“FWI”), is in the business of providing user-friendly “self-service” systems and technologies for public access at points of sale, service and information to our clients. The Companay’s Interactive Information Stations (IIS)™ are suitable for various applications, such as ticketing, Internet access, “self check-in”, way-finding, lead management, e-commerce, banking, lobby management and access control, as well as information and education.

FWI was incorporated on June 8, 2000 in the State of Delaware by friendlyway, AG (“FWAG”). Through July 31, 2002, FWI was a wholly owned subsidiary of FWAG. Effective August 1, 2002, Alexander von Welczeck, FWI’s President acquired a 70% interest in FWI from FWAG pursuant to a Management Buyout Agreement (“MBO”) with FWAG. Following the MBO, FWAG retained a 30% ownership interest in FWI. In the reverse merger transaction noted below, BIOF became the sole shareholder of FWI.

Basis of Presentation and Share Exchange Agreement

On December 10, 2004, Biofarm, Inc. and its subsidiaries ("BIOF") entered into a reverse merger transaction with FWI. As a result, BIOF became an operating company. BIOF was a non-operating public shell corporation prior to the reverse merger transaction. As a result of this transaction, the stockholders of FWI became the controlling stockholders of BIOF, and FWI became a public company registrant. On December 10, 2004, BIOF and FWI entered into a Share Exchange Agreement (the "Transaction") whereby the stockholders of FWI exchanged each share they owned of FWI common stock for 1.8 shares of BIOF common stock. The Transaction has been accounted for as a recapitalization of FWI, as FWI is the accounting acquirer. As a result, the historical equity, share and per share data of the Company has been retroactively reflected in the Company's 2004 financial statements. On April 19, 2005, BIOF filed an Amendment to its Articles of Incorporation changing its name to friendlyway Corporation and, in conjunction with that name change, friendlyway Corporation trades under the new stock symbol FDWY on the OTC Bulletin Board as of April 22, 2005. The Company changed its fiscal year end from December 31 to October 31 during 2005.

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments purchased with an original maturity of three months or less.

Accounts Receivable

The allowance for doubtful accounts receivable represents management’s estimate of potential loss on the accounts receivable balance. The estimate of the allowance for doubtful accounts receivable is calculated based on past experience and an evaluation of current conditions.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventory consists entirely of work-in-process and finished goods at October 31, 2005.

Furniture and Equipment

Furniture and equipment are recorded at cost. Depreciation is computed using accelerated and straight-line methods over the assets’ estimated useful lives of 3 to 5 years.

Expenditures for repairs and maintenance are charged to expense as incurred. When depreciable assets are sold, retired or impaired, the cost and related accumulated depreciation are removed with the resulting gain or loss credited or charged to income.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments. The Company’s financial instruments include cash and cash equivalents, trade receivables, accounts payable, and debt. Due to their current maturities, the carrying amounts of financial instruments are considered a reasonable estimate of the fair value of these instruments. The fair value of the guarantee of debt by a Stockholder’s close relatives is considered de minimus due to the amount of the credit facility guaranteed.

Long-Lived Assets

We account for the impairment and disposition of long-lived assets in accordance with SFAS no. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We periodically review the recoverability of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable. Recoverability of these assets is determined by analysis of the assets’ fair value by comparing the forecasted future undiscounted net cash flows from operations to which the assets relate, based on our best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the assets are deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets. Based on our most recent analysis, we believe that no impairment exists at October 31, 2005.

Revenue Recognition

Revenue consists primarily of systems sales, rentals of self-service systems and professional services. Systems sales revenue is recognized when both title and risk of loss transfer to the customer, provided that no significant obligations remain. Rental revenue is recognized as earned in accordance with the terms of rental agreements, which are generally short-term in duration. The Company provides for an estimate of product returns and doubtful accounts, based on historical experience.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales.

Advertising and Promotion Expense

Advertising and promotion costs are expensed as incurred. For the year ended October 31, 2005 and the ten months ended October 31, 2004, advertising and promotion expenses were $58,904 and $25,638, respectively.

Income Taxes

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” which requires a change from the deferral method of assets and liability method of accounting for income taxes. Timing differences exist between book income and tax income, which relates primarily to depreciation methods.

Stock Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No.123, Accounting for Stock-Based Compensation, and uses the intrinsic value method of accounting for stock-based awards granted to employees, as prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. For stock-based awards granted to outside parties, the Company uses the fair value method as prescribed in SFAS No. 123.

Pro-forma information regarding net income is required to be presented as if the Company had accounted for all stock options granted under the provisions of SFAS No. 123. The fair value of stock options granted has been estimated, as of respective dates of grant, using the Black-Scholes option-pricing model. The following assumptions were used for such estimates: no dividend yield; no expected volatility; risk-free interest rate of 3.5%; and a weighted average expected life of the options of 5 years. Had the accounting provisions of SFAS No. 123 been adopted, net loss and share data for the year ended October 31, 2005 and ten-months ended October 31, 2004 would be as follows:

	2005	January 1, 2004 - October 31, 2004
Net loss:
As reported	($2,269,064)	($437,178)
Add back: stock based compensation expense included in net income	19,828	—
Less: stock based compensation expense determined under fair value method for all awards, no tax effect	(26,435)	($30,000)
Pro forma	($2,275,671)	($467,178)

Loss per share:
As reported	($0.09)	($0.02)
Pro forma	($0.09)	($0.03)

All transactions with parties other than employees or services are for the consideration received for the issuance of stock are accounted for based on the fair value of the consideration received or the fair value of the stock, whichever is more reliably measurable.

Net Loss Per Share

The Company accounts for loss per share under the provisions of SFAS No. 128, Loss Per Share, which requires a dual presentation of basic and diluted loss per share. Basic loss per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed assuming the conversion of common stock equivalents, when dilutive. For the years ended October 31, 2005 and 2004, the Company’s common stock equivalents, which consist of convertible debt and stock options, were anti-dilutive, and therefore, basic and diluted loss per share were the same. The basic and diluted loss per share data and weighted average number of shares data for the year ended October 31, 2004 have been restated to present the Company’s data on a recapitalized basis.

Reclassifications

Certain amounts have been reclassified in the prior year’s financial statements to conform with the current period’s presentation.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29". SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS 53 is not expected to have a material impact on our results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments (revised 2004)”. This statement eliminates the option to apply the intrinsic value measurement provisions of APB Board Opinion No. 25, “Accounting for Stock Issued to Employees”, to stock compensation awards issued to employees. Rather, the statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award -- the requisite service period (usually the vesting period). In March 2005, the SEC staff expressed their views with respect to SFAS No. 123R in Staff Accounting Bulletin No. 107, “Share-Based Payment”, (SAB 107). SAB 107 provides guidance on valuing options. SFAS 123R will be effective for our interim period beginning February 1, 2006. We are currently evaluating the impact of the adoption of this statement on our financial statements.

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

2. Going Concern Matters

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company incurred a net loss of $2,249,469 for the year ended October 31, 2005 and had total assets of $686,313 and an accumulated deficit of $2,934,679 at October 31, 2005. The realization of a major portion of the Company’s assets is dependent upon its ability to meet future financing requirements, and the success of future operations. Additionally, the Company is seeking additional sources of financing, primarily for working capital purposes. The Company’s ability to continue as a going concern is highly dependent upon its ability to obtain financing.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

3. Inventory

Inventory consists of the following at October 31:

2005
Purchased parts and materials	$37,992
Finished goods	121,411
Total inventory	$159,403

4. Property and Equipment

2005
Rental equipment	$92,674
Office furniture and equipment	14,035
Total property and equipment, at cost	106,709
Less accumulated depreciation	(51,835)
Total property and equipment, net	$54,874

Depreciation expense for the year ended October 31, 2005 and ten-months ended October 31, 2004 was $37,906 and $13,929, respectively.

5. Notes Payable

Note Payable, Bank

The Company has a line of credit with a bank which provides for maximum borrowings of $50,000. At October 31, 2005, there was $49,851 outstanding against this line of credit. Borrowings against this line of credit bear interest at the bank’s prime rate plus 2% (8.75% at October 31, 2005). This line of credit expires in January 2007, and may be extended on annual basis. Interest is payable monthly. Upon termination of the line of credit, any borrowings outstanding at that time are payable over 48 months. This line of credit is guaranteed by close relatives of a Company’s Stockholder.

Note Payable, Other

In April 2005, the Company extinguished its unsecured promissory note for $60,000 plus accrued interest of $9,000 with a law firm. This note was entered into between the Company and the law firm in December 2003 for services rendered. The Company recognized a $69,000 gain on this settlement for the year ended October 31, 2005.

In April 2005, the Company entered into a new unsecured promissory note for $90,000 for services rendered by the law firm. The note constitutes a settlement of $100,272 of outstanding payables which resulted in a $10,272 gain. The note bears interest of 10% per annum and matures on March 31, 2006. Payments required on the note are for quarterly payments of $22,500 beginning June 30, 2005. As of October 31, 2005, no payments have been made on this note.

Notes Payable, Stockholder

During the year ended October 31, 2005, the Company issued 10 promissory notes payable to FWAG (also a stockholder of the Company) (“FWAG Notes”) in the aggregate amount of $1,250,000 in exchange for $1,150,000 of cash and the conversion of approximately $100,000 of accrued license and maintenance fees payable to FWAG. Such notes are unsecured, bear interest at 6% per annum and mature on March 31, 2008.

During the year ended October 31, 2005, nine of these FWAG Notes and accrued interest were extinguished through conversion to shares of Common Stock of the Company as follows:

	Principal	Interest	Share Price Conversion	Converted to Common Shares
FWAG Note 1	$150,000	$2,525	$0.24	635,521
FWAG Note 2	$100,000	$1,217	$0.24	421,738
FWAG Note 3	$200,000	$1,933	$0.24	841,388
FWAG Note 4	$100,000	$783	$0.24	419,929
FWAG Note 5	$100,000	—	$0.24	416,667
FWAG Note 6	$100,000	—	$0.24	416,667
FWAG Note 7	$100,000	—	$0.24	416,667
FWAG Note 8	$100,000	—	$0.24	416,667
FWAG Note 9	$200,000	—	$0.24	833,333
Total	$1,150,000	$6,458		4,818,577

In July 2005, the Company extinguished and converted a portion of the note payable, Stockholder of $367,500, in the amount of $200,000 to 454,545 shares of Common Stock. The remaining portion of this note payable of $167,500 plus accrued interest of $26,613 was converted to a new note payable in the amount of $194,113. The note bears interest at 6% per annum and matures on June 30, 2008.

Aggregate maturities of debt at October 31, 2005 are as follows:

Year	Amount
2006	$90,000
2007	$—
2008	$294,113

In total, the Company extinguished $1,356,458 of notes payable and accrued interest into $1,937,657 of Common Stock and recognized in a net loss on extinguishment of notes payable in the amount of $581,199 during the year ended October 31, 2005. As further discussed in Note 6, the 4,818,577 shares of Common Stock referred to above were pending issuance as of January 20, 2006.

Convertible Notes Payable, Stockholder

During the year ended October 31, 2005, the Company converted three convertible notes payable, Stockholders to shares of Common Stock (which, as further discussed in Note 6, such shares were pending issuance as of January 20, 2006) as follows:

	Principal	Share Price Conversion	Converted to Common Shares
Convertible Note 1, Stockholder	$18,000	$0.18	100,000
Convertible Note 2, Stockholder	$15,000	$0.18	83,333
Convertible Note 3, Stockholder	$180,000	$0.18	1,000,000
Total	$213,000		1,183,333

Convertible Notes Payable, Others

During the year ended October 31, 2005, the Company converted two convertible notes payable to third parties, to shares of Common Stock (which, as further discussed in Note 6, such shares were pending issuance as of January 20, 2006) as follows:

	Principal	Interest	Share Price Conversion	Converted to Common Shares
Convertible Note 1, Other	$18,000	$0	$0.18	100,000
Convertible Note 2, Other	$180,000	$18,000	$0.18	1,100,000
Total	$198,000	$18,000		1,200,000

6. Common Stock Payable

As discussed in Note 5, during the year ended October 31, 2005, the Company converted the following debt into 7,656,455 Common Shares:

Notes Payable, Stockholders	$1,937,657
Convertible Notes Payable, Stockholder	$213,000
Convertible Notes Payable, Others	$216,000
Total	$2,366,657

The Company appointed a new transfer agent effective as of December 31, 2005. As these shares of Common Stock are pending issuance from our new transfer agent, the amounts have been reflected as Common Stock Payable in the accompanying Consolidated Balance Sheet.

7. Stockholders’ Equity

Increase in Authorized Common Shares

In April 2005, the Company filed an Amendment to its Articles of Incorporation to increase the Company’s authorized shares to 100,000,000 shares of common stock, par value $0.001 per share. There was no increase in the existing 5,000,000 authorized shares of preferred stock, par value $0.001 per share.

Common Stock Issuances

In April 2005, the Company entered into a Stock Purchase Agreement with a former officer of the Company and sold 450,000 shares of the Company’s common stock for $103,500.

8. Stock Option Plan

The Company’s Stock Option Plan (the “Plan”) has reserved 3,600,000 shares of common stock for issuance to employees, directors and consultants of the Company.

Under the Plan, eligible individuals may be granted incentive options or non-qualified options. The exercise price of incentive stock options granted under the Plan must be at least equal to the fair market value of the common stock on the date of grant. The exercise price of non-qualified options granted under the Plan must not be less than 85% of the fair market value of the common stock on the grant date, as determined by the Board of Directors. In addition, incentive and non-qualified options may be granted to persons owning more than 10% of the voting power of all classes of stock, at a price no lower than 110% of the fair market value at the date of grant, as determined by the Board of Directors. The Board also has the authority to set the terms of the options (no longer than ten years from the date of grant). Options granted generally vest at the rate of 25% one year from the date of grant, and 1/36 each month thereafter.

A summary of the activity of the Plan for the period from January 1, 2003 through October 31, 2005 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2004	900,000	$0.03
Granted during period ended October 31, 2004	1,656,000	$0.09
Outstanding at October 31, 2004	2,556,000	$0.07
Granted during year ended October 31, 2005	—	—
Forfeited during year ended October 31, 2005	(963,000)	$0.09
Outstanding at October 31, 2005	1,593,000	$0.06

At October 31, 2005, the weighted average remaining contractual life of outstanding stock options was 8.2 years and the exercise price for the options outstanding range from $0.03 to $0.09. Of the total outstanding stock options granted during the period ended October 31, 2005, exercisable stock options totaled 799,223, with a weighted average exercise price of $0.03 per share.

9. Related Party Transactions

In August 2002, FWI entered into a license agreement (“License Agreement”) with FWAG. Under the terms of the License Agreement, FWI is required to pay a license and maintenance fee as a percentage of gross revenue to FWAG. For the year ended October 31, 2005 and ten months ended October 31, 2004, FWI has incurred license and maintenance fees in the amounts of $53,184 and $48,613, respectively.

In November 2004, a Stockholder advanced the Company $35,000 for working capital purposes. As of October 31, 2005, outstanding advance from Stockholder was $22,500 and is included under other current liabilities.

During the year ended October 31, 2005 and for the ten months ended October 31, 2004, the Company made purchases of finished goods inventory for resale amounting to $95,920 and $100,688, respectively from FWAG.

During the year ended October 31, 2005, FWI secured $1,250,000 of additional financing from FWAG, in exchange for $1,150,000 of cash and conversion of approximately $100,000 of accrued license and maintenance fees payable due FWAG.

10. Income Tax

The Company follows FASB Statement Number 109 (SFAS 109), Accounting for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary differences between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying Statement of Operations, because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal and State income tax for year ending October 31 2005 and ten months ended October 31, 2004 consists of the following:

	2005	2004
Refundable Federal income tax attributable to:
Current operations	$908,000	$175,000
Less, Change in valuation allowance	(908,000)	(175,000)
Net refundable amount	—	—

The cumulative tax effect at the expected rate of 40% (34% Federal and 6% State) of significant items comprising the Company’s net deferred tax asset is as follows:

2005
Deferred tax asset attributable to:
Net operating loss carryover	$2,688,000
Depreciation	119,000
Less, Valuation allowance	(2,807,000)
Net deferred tax asset	—

At October 31, 2005, the Company had an unused net operating loss carryover of $6,718,000 which may be used to offset future taxable income subject to certain limitations. The net operating loss expires beginning in 2020.

11. Concentration of Risks

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of trade accounts receivable and accounts payable. We do not require collateral or other securities to support customer receivables. For the year ended October 31, 2005 our accounts receivable from two customers were 13% and 11% respectively of net accounts receivable.

Purchases of inventory from one vendor amounted to $411,000 for the year ended October 31, 2005.

12. Commitments and Contingencies

Leases

The Company currently leases its office space on a month-to-month basis as the lease agreement expired in June 2004. Rent expense for the year ended October 31, 2005 and ten months ended October 31, 2004 were $115,400 and $51,380, respectively.

Litigation

In March 2005, a civil action was commenced against us by John McConkie in the United States District Court, Central District of California. Mr. McConkie has alleged that, at the time we were conducting business under the name Biofarm, one of our former directors and an Ohio lawyer named Roger Kimmel defrauded him of funds in the amount of approximately $75,000. The complaint has alleged a scheme whereby Mr. Kimmel, purportedly acting as the general counsel of Biofarm, signed a letter agreement whereby Mr. McConkie would purchase a controlling interest in Biofarm for the sum of $200,000. Mr. McConkie claims that he transferred funds in the amount of approximately $75,000 to Mr. Kimmel in the nature of earnest money to initiate the transaction. After the transfer of the funds, Mr. McConkie has alleged that Mr. Kimmel refused to consummate the transaction, and did not return such funds to him. Mr. McConkie seeks relief in the amount of approximately $75,000, plus interest and expenses.

A civil action was commenced against us by Ginko Systems, LLC (“Ginko”), in the Montgomery County, Ohio Common Pleas Court. Ginko was previously our contract manufacturer of self-service systems. Ginko has claimed that we did not fulfill a purchase order issued to Ginko for the manufacturing of self-service systems. On December 12, 2005, the Court conducted a hearing on Ginko’s request for damages based on a default judgment against us on August 4, 2005. The Court awarded Ginko damages in the amount of $61,000. We have appealed this decision.

13. Segments

The Company reports segments in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. SFAS 131 requires disclosure of certain information about operating segments, geographic areas in which the Company operates, major customers, and products and services. In accordance with SFAS 131, the Company has determined it has two operating segments: the Systems Sales segment and Systems Rental segment. These segments are managed separately and there are no significant differences in the systems deployed via sales or rental.

The markets served by System Sales segment is North and South America (sales are predominantly in the United States). The Systems Rental segment serves primarily the United States. Sales and rental to any individual customer did not exceed 10% of consolidated sales.

The Company does not maintain separate stand-alone financial statements prepared in accordance with generally accepted accounting principles for each of its operating segments. In accordance with SFAS 131, the following table presents information related to each operating segment included in, and in a manner consistent with, internal management reports.

	Year ended October 31, 2005	Ten months ended October 31, 2004
Revenue
System Sales	$1,379,233	$1,611,385
Rentals and services	626,506	333,146
Total revenue	2,005,739	1,944,531
Cost of revenue
System Sales	1,192,467	1,035,176
Rentals and services	394,822	157,298
Total cost of revenue	1,587,289	1,192,474
Gross profit	$418,450	$752,057

14. Subsequent Events (Unaudited)

On November 14, 2005, the Company issued a promissory note in the amount of $100,000 to FWAG. The note is unsecured, bears interest at 6% per annum and matures on March 31, 2008.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 12, 2005, Asher and Company, Ltd. advised us that it resigned as our auditors effective as of such date.

On December 20, 2005, we appointed the accounting firm of Lopez, Blevins, Bork & Associates, LLP to serve as our auditors.

ITEM 8A. CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness, as of October 31, 2005, of our “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures as of October 31, 2005, were effective to provide a reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our “internal control over financial reporting”, as such term is defined in Rule 13a-15(f) under the Exchange Act that occurred during the year ended October 31, 2005, that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and sole director and their ages as of January 31, 2006, are as follows:

Name Alexander von Welczeck Henry Lo	Age 42 42	Positions President, Chief Executive Officer and Sole Director Chief Financial Officer and Secretary

Alexander von Welczeck serves as our President, Chief Executive Officer, and sole Director. Since 1998, Mr. Welczeck has been the president and chief executive officer of friendlyway Delaware. During 2002, Mr. Welczeck orchestrated the management buyout of friendlyway Delaware, from friendlyway AG, its parent corporation. Prior to joining friendlyway Delaware in 1998, Mr. Welczeck spent two years as marketing manager at Thyssen GmbH in Stuttgart, Germany. Prior to his years at Thyssen GmbH, he spent over 10 years at Dover Elevators in various managerial positions, including in sales, marketing and business development. During his tenure at Dover Elevators, Mr. Welczeck played a key role in the acquisition of 11 companies in a roll-up consolidation strategy. Mr. Welczeck has approximately 19 years of sales, marketing and business development experience with multi-national companies.

Henry Lo serves as our Chief Financial Officer and oversees all of our finance, accounting and administrative activities. Mr. Lo founded and served as chief financial officer of Planet-Intra Software, a web-based portal software company, since its inception in 2000. During his tenure at Planet-Intra Software, Mr. Lo raised over $10,000,000 from venture capital firms and orchestrated its sale in 2003. Prior to joining Planet-Intra Software, Mr. Lo was chief financial officer at Versata Software and served in this capacity during its initial public offering in March 2000. Mr. Lo served as treasurer and director of investor relations at StorMedia Incorporated, which conducted an initial public offering in 1995. Mr. Lo served as chief financial officer at SyQuest Technology and orchestrated its sale to Iomega Corporation. Mr. Lo’s prior experience includes various managerial positions at GE Capital, and Mr. Lo was a senior manager at PriceWaterhouseCoopers LLP. Mr. Lo is a certified public accountant, and is a member of the AICPA and the California Society of CPAs.

No director received compensation or reimbursement of expenses for his services as a director during the fiscal year ended October 31, 2005.

Our Board of Directors does not have audit, compensation or nominating committees, and no determination has been made as to whether our sole director qualifies as an “audit committee financial expert”, as defined in Item 401 of Regulation S-B.

Compliance with Section 16(a) of the Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of our shares of common stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent (10%) stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) forms that they file. With reference to transactions during the fiscal year ended October 31, 2005, to our knowledge, based solely on review of the copies of such reports furnished to us and written representations, all Section 16(a) forms required to be filed with the SEC were filed.

Code of Ethics

We do not currently have a code of ethics applicable to our principal executive and financial officers. Prior to the Acquisition, we did not believe such a code was necessary because we were not an operating company. Our Board of Directors intends to consider adopting such a code.

ITEM 10. EXECUTIVE COMPENSATION

No compensation in excess of $100,000 per year was awarded to, earned by, or paid to any of our executive officers during the fiscal years 2005, 2004 and 2003. The following table provides summary information for the years 2005, 2004 and 2003 concerning annual compensation paid by us to the person serving as our President and Chief Executive Officer.

SUMMARY COMPENSATION TABLE

		Annual Compensation
Name and Principal Position	Year	Salary ($)
Alexander von Welczeck	2005	$60,000
President and CEO	2004	$60,000

David R. Stith	2003	—
President

Stock Option Plan

We adopted the friendlyway Corporation Stock Incentive Plan (the “Plan”) in 2005 to provide an incentive to our employees, officers, directors and consultants to achieve our financial goals and enhance stockholder value. An aggregate of 3,600,000 shares of our common stock are authorized for issuance under the Plan. The purpose of the Plan is to attract and retain qualified personnel, to provide additional incentives to our employees, officers and directors and to promote the success of our business. In furtherance of this purpose, the Plan authorizes the granting of incentive and non-statutory stock options to purchase shares of our common stock. The Board of Directors has complete discretion to determine which eligible individuals are to receive option grants, the number of shares subject to each such grant, the status of any granted option as either an incentive stock option or a non-statutory option, the vesting schedule to be in effect for the option grant and the maximum term for which any granted option is to remain outstanding.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of January 31, 2006, certain information regarding the beneficial ownership of our common stock by:

(1) Each person who is known us to be the beneficial owner of more than 5% of the common stock,

(2) Each of our executive officers and sole director and

(3) All of executive officers and sole director as a group.

Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse.

NAME AND ADDRESS OF BENEFICIAL OWNER	SHARES BENIFICIALLY OWNED (1)		PERCENTAGE OF SHARES OUTSTANDING (1)

Alexander von Welczeck (2)	7,205,175	(3)	20.0%

Henry Lo (2)	975,000	(3)	2.7%

friendlyway AG	12,348,400		34.3%
Muencnerstr. 12
85774 Unterfoehring
Germany

All executive officers and sole director as a group (2)	8,180,175		22.7%

(1)
The number of shares and percentage of class beneficially owned set forth above is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days through the exercise of stock options. Unless otherwise indicated and pursuant to applicable community property laws, each person or entity named in the table has sole voting power and investment power with respect to all shares of common stock listed as owned by such person or entity.

(2)	The address of the reporting person is c/o friendlyway Corporation, 1255 Battery Street, Suite 200, San Francisco, California 94111.

(3)	Includes 75,000 shares of our common stock subject to options that are exercisable within 60 days of the date hereof.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August 2002, we entered into a license agreement with friendlyway AG. Under the terms of this license agreement, we are required to pay a license and maintenance fee as a percentage of gross revenue to friendlyway AG. For the years ended October 31, 2005 and 2004, we incurred license and maintenance fees in the amount of $53,184 and $59,415, respectively.

During the years ended October 31, 2005 and 2004, we made purchases of finished goods inventory for resale amounting to $95,920 and $100,688, respectively, from friendlyway AG.

During the year ended October 31, 2005, we secured $1,250,000 of additional debt financing from friendlyway AG, through the issuance of 10 promissory notes payable to friendlyway AG (each a “FWAG Note”), of which approximately $100,000 was for the conversion of accrued license and maintenance fees. Such promissory notes were unsecured and paid interest at the rate of six percent (6%) per annum. During 2005, nine of these promissory notes were cancelled and converted into shares of our common stock as follows:

	Principal	Interest	Share Price Conversion	Converted to Common Shares
FWAG Note 1	$150,000	$2,525	$0.24	635,521
FWAG Note 2	$100,000	$1,217	$0.24	421,738
FWAG Note 3	$200,000	$1,933	$0.24	841,388
FWAG Note 4	$100,000	$783	$0.24	419,929
FWAG Note 5	$100,000	—	$0.24	416,667
FWAG Note 6	$100,000	—	$0.24	416,667
FWAG Note 7	$100,000	—	$0.24	416,667
FWAG Note 8	$100,000	—	$0.24	416,667
FWAG Note 9	$200,000	—	$0.24	833,333
Total	$1,150,000	$6,458		4,818,577

During the year ended October 31, 2005 and for the ten months ended October 31, 2004, we made purchases of finished goods inventory for resale amounting to $95,920 and $100,668, respectively, from friendlyway AG.

ITEM 13. EXHIBITS

The following Exhibits are filed herein:

Exhibits

Exhibit	2.1	Separation, Transfer and Distribution Agreement dated as of June 11, 2004 among the registrant, Ocwen Corp., Herbert McDonald, David R. Stith and Allan Esrine (incorporated by reference to Exhibit 2.1 to registrant’s report on Form 10-KSB for the fiscal year ended October 31, 2004 filed on February 15, 2005)

Exhibit	2.2	Trust Agreement dated as of June 11, 2004 among the registrant, Ocwen Corp., Herbert McDonald, David R. Stith and Allan Esrine (incorporated by reference to Exhibit 2.2 to registrant’s report on Form 10-KSB for the fiscal year ended October 31, 2004 filed on February 15, 2005)

Exhibit	2.3
Share Exchange Agreement dated as of August 13, 2004 among the registrant, friendlyway Technologies, Inc., friendlyway AG and Alexander von Welczeck (incorporated by reference to Exhibit 2.1 to registrant’s report on Form 8-K filed on December 16, 2004)

Exhibit	2.4
Closing Agreement dated as of December 10, 2004 among the registrant, friendlyway Technologies, Inc., friendlyway AG, Alexander von Welczeck, Derma Plus, Inc., Pacific Capsource, Inc., Henry Lo and Karl Heinz Johannsmeier (incorporated by reference to Exhibit 2.2 to registrant’s report on Form 8-K filed on December 16, 2004)

Exhibit	3.1	Amended and Restated Articles of Incorporation of registrant (filed herewith)

Exhibit	3.2	Amended and Restated Bylaws of registrant (filed herewith)

Exhibit	4.1	Stock Certificate of registrant (filed herewith)

Exhibit	4.2	Instruments defining the rights of security holders (included in Exhibit 3.1)

Exhibit	21.1	List of subsidiaries of registrant (filed herewith)

Exhibit	31.1	302 Certification - Alexander von Welczeck (filed herewith)

Exhibit	31.2	302 Certification - Henry Lo (filed herewith)

Exhibit	32.1	906 Certification - Alexander von Welczeck (filed herewith)

Exhibit	32.2	906 Certification - Henry Lo (filed herewith)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us for principal accountant fees and services during the periods ended October 31, 2005 and the ten months ended October 31, 2004 (in thousands).

	2005	2004
Audit Fees	$31.1	$36.2
Audit-Related Fees (1)	37.7	—
Tax Fees	—	—
All Other Fees	—	—
Total Audit and Audit-Related Fees	68.8	$36.2

(1)	Audit-related fees incurred during 2005 include billings for services related to a filing on Form 8-K/A ($11.3) and filings on Form 10-QSB ($26.4)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of March, 2006.

friendlyway CORPORATION

By:	/s/ Alexander von Welczeck
Alexander von Welczeck
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures /s/ Alexander von Welczeck Alexander von Welczeck /s/ Henry Lo Henry Lo	Title President and Chief Executive Officer and Director (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer)	Date March 8, 2006 March 8, 2006

friendlyway Corporation

Index to Exhibits

Exhibit	3.1	Amended and Restated Articles of Incorporation of registrant

Exhibit	3.2	Amended and Restated Bylaws of registrant

Exhibit	4.1	Stock Certificate of registrant

Exhibit	4.2	Instruments defining the rights of security holders (included in Exhibit 3.1)

Exhibit	21.1	List of subsidiaries of registrant

Exhibit	31.1	302 Certification - Alexander von Welczeck

Exhibit	31.2	302 Certification - Henry Lo

Exhibit	32.1	906 Certification - Alexander von Welczeck

Exhibit	32.2	906 Certification - Henry Lo