Form 10QSB
period 2006-01-31
Friendlyway CORP
filed 2006-03-27
CIK 888702

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-20317

____________________________

friendlyway Corporation
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0270266 (I.R.S. Employer Identification Number)

1255 Battery Street, Suite 200 San Francisco, California (Address of principal executive offices)	94111 (Zip Code)

(415) 288-3333
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑

Transitional Small Business Disclosure Format (check one): Yes ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 15, 2006
Common Stock, $.001 par value per share	25,428,130 shares

friendlyway Corporation

TABLE OF CONTENTS
PAGE
Part I Financial Information	2

Item 1. Financial Statements (unaudited)	2

Consolidated Balance Sheet as of January 31, 2006	2

Consolidated Statements of Operations for the three months ended January 31, 2006 and 2005	3

Consolidated Statements of Changes in Stockholders’ Deficit for the period ended January 31, 2006	4

Consolidated Statements of Cash Flows for the three months ended January 31, 2006 and 2005	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Controls and Procedures

Part II Other Information
Item 1. Legal Proceedings

Item 6. Exhibits

Signatures

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

FRIENDLYWAY CORPORATION
CONSOLIDATED BALANCE SHEET
As of January 31, 2006
(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$54,849
Accounts receivable, net	331,194
Inventory	105,682
Other current assets	9,190
Total current assets	500,915

FURNITURE AND EQUIPMENT, net	48,415

Total Assets	$549,330

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Note payable, bank	$49,851
Note payable, other	90,000
Accounts payable	468,917
Accrued interest	19,681
Accrued license and maintenance fees, Stockholder	37,479
Common stock payable	2,366,657
Other current liabilities	226,756
Total current liabilities	3,259,341

LONG-TERM DEBT
Notes payable, Stockholders	394,113
394,113
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 100,000,000 shares
authorized, 25,428,130 shares issued and outstanding	25,428
Pommon stock, $.001 par value; 5,000,000 shares
authorized, 0 shares issued and outstanding	-
Additional paid-in capital	173,681
Accumulated deficit	(3,302,246)
(3,103,137)
Less treasury stock, at cost, 385 shares	(987)
Total stockholders' deficit	(3,104,124)
Total Liabilities and Stockholders' Deficit	$549,330

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDLYWAY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JANUARY 31, 2006 AND 2005
(Unaudited)

	2006	2005
REVENUES
Sales	$382,809	$361,639
Rentals and services	77,008	149,328
Total revenues	459,817	510,967

COST OF REVENUES
Sales	311,038	244,241
Rentals and services	54,999	90,118
Total cost of revenues	366,037	334,359

Gross profit	93,780	176,608

Selling, general and administrative expenses	407,978	396,136
Stock based compensation	38,215	31,795

Loss from operations	(352,413)	(251,323)

Interest expense	(10,154)	-

NET LOSS	$(362,567)	$(251,323)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of shares	25,428,130	16,956,391

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDLYWAY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED JANUARY 31, 2006
(unaudited)

	Common stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	stock	(Deficit)
Balance at October 31, 2005	25,428,130	$25,428	$170,073	$(2,939,679)	$(987)	$(2,745,165)

Stock options expense			3,608			3,608

Net loss				(362,567)		(362,567)

Balance at January 31, 2006	25,428,130	$25,428	$173,681	$(3,302,246)	$(987)	$(3,104,124)

The accompany notes are an integral part of these consolidated financial statements.

FRIENDLYWAY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31, 2006 AND 2005

	2006	2005
OPERATING ACTIVITIES
Net loss	$(362,567)	$(251,323)
Adjustments to reconcile net loss to net cash
utilized by operating activities:
Depreciation	7,983	6,589
Stock based compensation	38,215	31,795
Changes in assets and liabilities:
Accounts receivable	76,644	63,696
Inventory	53,721	(45,297)
Other current assets	(2,500)	40,914
Accounts payable	57,516	(8,514)
Other current liabilities and accrued interest	29,853	94,117
Net cash utilized by operating activities	(101,135)	(68,023)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,524)	(3,190)
Net cash utilized by investing activities	(1,524)	(3,190)

FINANCING ACTIVITIES
Proceeds from note payable, stockholder	100,000	-
Net cash provided by financing activities	100,000	-

INCREASE / (DECREASE) IN CASH	(2,659)	(71,213)
Cash, beginning of period	57,508	139,646
Cash, end of period	$54,849	$68,433

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest during the period	$1,837	$4,765

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDLYWAY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Background and Summary of Significant Accounting Policies

Background

friendlyway Corporation (“FDWY” or the “Company”), through its wholly-owned subsidiary, friendlyway Technologies, Inc. (“FWI”), is a self-service provider of customer-facing public access self-service systems primarily in the United States of America. The Company’s products focus on the improvement of internet-based customer communication at the point of sale in retail stores, point of service/information in public locations or the Internet.

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

Basis of Presentation and Share Exchange Agreement

On December 10, 2004, Biofarm, Inc. and its subsidiaries (“BIOF”) entered into a reverse merger transaction with FWI. As a result, BIOF became an operating company. BIOF was a non-operating public shell corporation previous to the reverse merger transaction. As a result of this transaction, the stockholders of FWI became the controlling stockholders of BIOF, and FDWY became a public company registrant. This reverse merger transaction has been accounted for as a recapitalization of FWI. As FWI is the accounting acquirer, effective December 10, 2004. As a result, the historical equity of the Company has been restated on a basis consistent with the recapitalization. On April 19, 2005, BIOF filed an Amendment to its Articles of Incorporation changing its name to friendlyway Corporation and, in conjunction with that name change, friendlyway Corporation trades under the new stock symbol FDWY.OB on the OTC Bulletin Board as of April 22, 2005. FWI changed its fiscal year end from December 31 to October 31 in connection with its reverse merger with BIOF.

In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary for a fair representation of the Company's results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results of operations for the periods presented are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and the disclosures to the Company’s audited financial statements included in Form 10-KSB filed on March 9. 2006.

Principles of Consolidation

The accompanying consolidated financial statements include or accounts and the accounts of our wholly-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during reporting period. Actual results could differ from those estimates.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventory consists entirely of work-in-process and finished goods at January 31, 2006.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial instruments. The Company’s financial instruments include cash and cash equivalents, trade receivables, accounts payable, and debt. Due to their current maturities, the carrying amounts of financial instruments are considered a reasonable estimate of the fair value of these instruments. The fair value of the guarantee of debt by a Stockholder’s close relatives is considered de minimus due to the amount of the credit facility guaranteed.

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS no. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We periodically review the recoverability of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable. Recoverability of these assets is determined by analysis of the assets’ fair value by comparing the forecasted future undiscounted net cash flows from operations to which the assets relate, based on our best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the assets are deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets. Based on our most recent analysis, we believe that no impairment exists at January 31, 2006.

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

Income Taxes

The Company adopted the provisions of SFAS No. 109, Accounting for Income Taxes, which requires a change from the deferral method of assets and liability method of accounting for income taxes. Timing differences exist between book income and tax income, which relates primarily to depreciation methods.

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

Pro-forma information regarding net income is required to be presented as if the Company had accounted for all stock options granted under the provisions of SFAS No. 123. The fair value of stock options granted has been estimated, as of respective dates of grant, using the Black-Scholes option-pricing model. The following assumptions were used for such estimates: no dividend yield; no expected volatility; risk-free interest rate of 3.5%; and a weighted average expected life of the options of 5 years. Had the accounting provisions of SFAS No. 123 been adopted, net loss and share data for the three months ended January 31, 2006 and 2005 would be as follows:

	2006	2005
Net loss:
As reported	($362,567)	($251,323)
Add back: stock based compensation expense included in net income	3,608	4,955
Less: stock based compensation expense determined under fair value method for all awards, no tax effect	(4,812)	($6,609)
Pro forma	($363,771)	($252,977)

Loss per share:
As reported	($0.01)	($0.01)
Pro forma	($0.01)	($0.01)

All transactions with parties other than employees or services are for the consideration received for the issuance of stock are accounted for based on the fair value of the consideration received or the fair value of the stock, whichever is more reliably measurable.

Net Loss Per Share

The Company accounts for loss per share under the provisions of SFAS No. 128, Loss Per Share, which requires a dual presentation of basic and diluted loss per share. Basic loss per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed assuming the conversion of common stock equivalents, when dilutive. For the three months ended January 31, 2006 and 2005, the Company’s common stock equivalents, which consist of convertible debt and stock options, were anti-dilutive, and therefore, basic and diluted loss per share were the same. The basic and diluted loss per share data and weighted average number of shares data for the three months ended January 31, 2005 and 2006 have been restated to present the Company’s data on a recapitalized basis.

Reclassifications

Certain amounts have been reclassified in the prior year’s financial statements to conform to the current period’s presentation.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS 53 is not expected to have a material impact on our results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payments (revised 2004). This statement eliminates the option to apply the intrinsic value measurement provisions of APB Board Opinion No. 25, "Accounting for Stock Issued to Employees", to stock compensation awards issued to employees. Rather, the statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award -- the requisite service period (usually the vesting period). In March 2005, the SEC staff expressed their views with respect to SFAS No. 123R in Staff Accounting Bulletin No. 107, "Share-Based Payment", (SAB 107). SAB 107 provides guidance on valuing options. SFAS 123R will be effective for our interim period beginning February 1, 2006. We are currently evaluating the impact of the adoption of this statement on our financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, (FIN 47). FIN 47 is an interpretation of SFAS No. 143, "Asset Retirement Obligations", which was issued in June 2001. FIN 47 was issued to address diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than our fiscal year ending October 31, 2006. The Company is currently evaluating the impact of the adoption of FIN 47 on its financial statements.

2. Going Concern Matters

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company incurred a net loss of $362,567 for the three months ended January 31, 2006, total assets of $549,330 and an accumulated deficit of $3,302,246 at January 31, 2006. The realization of a major portion of the Company’s assets is dependent upon its ability to meet future financing requirements, and the success of future operations. Additionally, the Company is seeking additional sources of financing, primarily for working capital purposes. The Company’s ability to continue as a going concern is highly dependent upon its ability to obtain financing.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

3. Notes Payable

In April 2005, the Company entered into a new unsecured promissory note for $90,000 for services rendered by its law firm. The note constitutes a settlement of $90,000 of outstanding payables. The note bears interest of 10% per annum and matures on March 31, 2006. Payments required on the note are for quarterly payments of $22,500 beginning June 30, 2005. As of January 31, 2006, no payments have been made on this note.

4. Commitments and Contingencies

Leases

The Company currently leases its office space on a month-to-month basis as the lease agreement expired in June 2004. Rent expense for the three months ended January 31, 2006 and 2005 was $28,850 and $15,125, respectively.

Litigation

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

After consultation with legal counsel, the Company has been advised that Kimmel, through his counsel, has made a settlement offer to McConkie’s counsel to dismiss the action. Management believes that the aggregate liability, if any, resulting from this claim will not have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

A civil action was commenced against the Company by Ginko Systems, LLC (“Ginko”), in the Montgomery County, Ohio Common Pleas Court. Ginko was previously our contract manufacturer of self-service systems. Ginko has claimed that we did not fulfill a purchase order issued to Ginko for the manufacturing of self-service systems. On December 12, 2005, the Court conducted a hearing on Ginko’s request for damages based on a default judgment against us on August 4, 2005. The Court awarded Ginko damages in the amount of $61,000. We have appealed this decision. Management believes that the aggregate liability, if any, resulting from this claim will not have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

4 . Related Party Transactions

In August 2002, FWI entered into a license agreement (“License Agreement”) with FWAG. Under the terms of the License Agreement, FWI is required to pay a license and maintenance fee as a percentage of gross revenue to FWAG. For the three months ended January 31, 2006 and 2005, FWI has incurred license and maintenance fees in the amounts of $11,495 and $12,774, respectively.

In November 2004, a Stockholder advanced the Company $35,000 for working capital purposes. As of January 31, 2006, outstanding advance from Stockholder was $22,500 and is included under other current liabilities.

During the three months ended January 31, 2006 and 2005, the Company made purchases of finished goods inventory for resale amounting to $9,411 and $41,233, respectively from FWAG.

During the three months ended January 31, 2006 FWI secured $100,000 of additional financing from FWAG. As of January 31, 2006 the Company had $200,000 of notes payable to FWAG. The notes bear interest at 6% per annum and mature on March 31, 2008. Interest expense for the three months ended January 31, 2006 and interest payable on the notes at January 31, 2006 was $2,750.

At January 31, 2006 the Company had a note payable in the amount of $194,113 to a shareholder and officer of the Company. The note bears interest at 6% per annum and matures on June 30, 2008. Interest expense on the notes was $4,853 for the three months ended January 31, 2006 and interest payable at January 31, 2006 was $9,706.

Item 2. Management’s Discussion and Analysis or Plan of Operation

THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT. STATEMENTS IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND ELSEWHERE IN THIS REPORT THAT ARE NOT STATEMENTS OF HISTORICAL OR CURRENT FACT CONSTITUTE “FORWARD-LOOKING STATEMENTS.”

GENERAL

friendlyway Corporation (the “Company”, “we”, “us” or “our”) is in the business of providing user friendly “self-service” systems and technologies for public access at points of sale, service and information to our clients. Our friendlyway Interactive Information Stations (IIS)™ are suitable for various applications, such as ticketing, Internet access, “self check-in”, way-finding, lead management, e-commerce, banking, lobby management and access control, as well as information and education.

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

Results of Operations

Three Months Ended January 31, 2006 as Compared to Three Months Ended January 31, 2005

Revenue

Revenue consists primarily of sales and rentals of self-service systems and professional services. Sales revenue is recognized when both title and risk of loss transfer to the customer, provided that no significant obligations remain. Rental revenue is recognized as earned in accordance with the terms of rental agreements, which are generally short-term in duration. We provide for an estimate of product returns and doubtful accounts, based on historical experience.

Total revenue for the three months ended January 31, 2006 decreased $51,150, or 10.0%, to $459,817 from $510,967 for the three months ended January 31, 2005. Systems sales revenue and systems rental and services revenue accounted for 83.3% and 16.7%, respectively, of total revenue for the three months ended January 31, 2006 and 70.8% and 29.2%, respectively, for the three months ended January 31, 2005.

Sales revenue. We sell our systems to end user customers and value added resellers (VARs). Systems sales revenue for the three months ended January 31, 2006 increased $21,170, or 5.9%, to $382,809 from $361,639 for the three months ended January 31, 2005. The increase in sales revenue during the three months ended January 31, 2006 was principally attributed to a slight increase in sales volume for our friendlyway CLASSIC IIS.

Rental and services revenue. We maintain a pool of rental units for short-term deployments to end-user customers. In addition, we utilize our Certified Rental Partner Network for fulfilling short-term rental deployments for our customers. Systems rental and services revenue for the three months ended January 31, 2006 decreased $72,320, or 48.4%, to $77,008 from $149,328 for the three months ended January 31, 2005. The decrease in systems rental and services revenue was attributed to two large rental deployments during the 2005 period that did not recur during the 2006 period.

Cost of revenue

Cost of sales revenue. Cost of sales revenue is primarily comprised of manufacturing and component costs in the production of our systems. We outsource our manufacturing to a contract manufacturing partner and, in most cases, directly purchase components for production from third-party vendors. For certain systems, we purchase directly from FWAG. Cost of sales revenue for the three months ended January 31, 2006 increased $66,797, or 27.3%, to $311,038 from $244,241 for the three months ended January 31, 2005. This increase is attributed to higher manufacturing and assembly costs at reduced purchasing volumes. Cost of sales revenue as a percentage of sales revenue was 81.3% for the three months ended January 31, 2006, resulting in gross margins on sales revenue of 18.7%. Cost of sales revenue as a percentage of sales revenue was 67.5% for the three months ended January 31, 2005 resulting in gross margins on sales revenue of 32.5%. Producing and purchasing in larger quantities enables more favorable pricing for FWI, which may result in improved gross margins.

Cost of rental and services revenue. Cost of rental and services revenue is primarily comprised of fulfillment costs to our Certified Rental Partner Network for short-term rental deployments to end-user customers. Cost of rental and services revenue for the three months ended January 31, 2006 decreased $35,119 or 39.0% to $54,999 from $90,118 for the three months ended January 31, 2005. Cost of rental and services revenue as a percentage of rental and services revenue was 71.4% for the three months ended January 31, 2006, resulting in gross margin on rental revenue of 28.6%. Cost of rental and services revenue as a percentage of rental and services revenue was 60.3% for the three months ended January 31, 2005 resulting in gross margins on rental revenue of 39.7%.

Selling, general and administrative expenses

Total selling, general and administrative expenses for the three months ended January 31, 2006 increased $11,842, or 3.0%, to $407,978 from $396,136 for the three months ended January 31, 2005. The increase in selling, general and administrative expenses for the 2006 period was principally driven by an increase investor relation expenses and transaction costs for a contemplated merger and acquisition transaction, offset by reduced payroll expenses.

Liquidity and Capital Resources

Our primary source of liquidity is cash from ongoing operations and borrowings from lenders. We have incurred significant losses to date, which we have financed primarily through the sale of equity securities and borrowings. During three months ended January 31, 2006, we raised $100,000 from the issuance of a note payable to friendlyway AG.

Our current assets at January 31, 2006 totaled $500,915 and our current liabilities were $3,259,341, compared to current assets of $525,167 and current liabilities of $1,177,577 at January 31, 2005. The working capital deficit at January 31, 2006 was $2,758,426, compared to a working capital deficit at January 31, 2005 of $652,410. As of January 31, 2006, we had $54,849 in cash and cash equivalents. As of January 31, 2006, notes that were converted into $2,366,657 of common stock have been classified as common stock payable under current liabilities until the transfer agent issues the stock certificates for these shares.

During the three months ended January 31, 2006, we used $101,135 in capital to fund operations. The Company received $100,000 from the issuance of a note payable and purchased equipment for operations totaling $1,524. During the three months ended January 31, 2006, we were able to obtain services valued at $34,607 through the issuance of shares of our common stock.

The Company has a line of credit with a bank which provides for maximum borrowings of $50,000. At January 31, 2006, there was $49,851 outstanding under this line of credit. Borrowings against this line of credit bear interest at the bank’s prime rate plus 2% (9.50% at January 31, 2006). This line of credit expires in January 2007, and may be extended on annual basis. Interest is payable monthly. Upon termination of the line of credit, any borrowings outstanding at that time are payable over 48 months.

We believe that cash generated from operations may be insufficient to fund our ongoing operations through the next twelve months. Efforts are underway to secure additional financing to enable us to meet our obligations, as execution of our business plan will require additional capital to fund our operations. Funds raised through future equity financing will likely be dilutive to our current stockholders. The incurrence of indebtedness would result in an increase in our fixed obligations and could result in borrowing covenants that would restrict our operations. There can be no assurance that financing will be available in sufficient amounts or on terms acceptable to us, if at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material and adverse effect on our business, results of operations and financial condition. Lack of additional funds will materially affect our business and may cause us to cease operations. Consequently, our stockholders could incur a loss of their entire investment.

Our financial statements were prepared on the assumption that we will continue as a going concern. The report of our independent accountants for the year ended October 31, 2005 and the ten months ended October 31, 2004 acknowledge that we have incurred losses since our inception and that we will require additional funding to sustain our operations. These conditions cause substantial doubt as to our ability to continue as a going concern. Our financial statements included herein do not include any adjustments that might result should we be unable to continue as a going concern.

FORWARD-LOOKING STATEMENTS

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

Item 3. Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness, as of January 31, 2006, of our “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures as of January 31, 2006, were effective to provide a reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our “internal control over financial reporting”, as such term is defined in Rule 13a-15(f) under the Exchange Act that occurred during the year ended January 31, 2006, that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

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

From time to time, we become involved in various lawsuits, claims and proceedings related to the conduct of our business.

Item 6. Exhibits

The following Exhibits are filed herein:

(a)	Exhibits

Exhibit 31.1	302 Certification - Alexander von Welczeck
Exhibit 31.1	302 Certification - Henry Lo
Exhibit 32.1	906 Certification - Alexander von Welczeck
Exhibit 32.2	906 Certification - Henry Lo

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

friendlyway CORPORATION

Date: March 27, 2006	By:	/s/ Alexander von Welczeck Alexander von Welczeck Chief Executive Officer

friendlyway Corporation

Index to Exhibits

Exhibit Number	Description

Exhibit 31.1	302 Certification - Alexander von Welczeck
Exhibit 31.2	302 Certification - Henry Lo
Exhibit 32.1	906 Certification - Alexander von Welczeck
Exhibit 32.2	906 Certification - Henry Lo