Form 10QSB
period 2006-04-30
Friendlyway CORP
filed 2006-06-19
CIK 888702

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 15, 2006
Common Stock, $.001 par value per share	25,428,130 shares

friendlyway Corporation

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

FRIENDLYWAY CORPORATION
CONSOLIDATED BALANCE SHEET
As of April 30, 2006
(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,379
Accounts receivable, net of allowance for doubtful accounts
of $96,195	274,497
Inventory	153,993
Other current assets	10,190
Total current assets	445,059

FURNITURE AND EQUIPMENT, net	40,304

Total Assets	$485,363

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Note payable, bank	49,851
Note payable, other	90,000
Accounts payable	440,695
Advance, stockholder	22,500
Accrued interest	29,784
Accrued license and maintenance fees, stockholder	44,820
Deferred revenue	190,152
Common stock payable	2,366,657
Other accrued expenses	459,860
Total current liabilities	3,694,319

LONG-TERM DEBT
Notes payable, stockholders	394,113
394,113
STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 100,000,000 shares
authorized, 25,428,130 issued and outstanding	25,428
Additional paid-in capital	177,289
Accumulated deficit	(3,804,799)
(3,602,082)
Less treasury stock, at cost, 385 shares	(987)
Total stockholders' deficit	(3,603,069)
Total Liabilities and Stockholders' Deficit	485,363

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDLYWAY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED APRIL 30, 2006 AND 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005

REVENUES
Sales	$138,402	$275,731	$521,211	$637,370
Rentals and services	155,257	252,913	232,265	402,241
Total revenues	293,659	528,644	753,476	1,039,611

COST OF REVENUES
Sales	102,523	185,215	413,561	429,456
Rentals and services	101,005	163,931	156,004	254,049
Total cost of revenues	203,528	349,146	569,565	683,505

Gross profit	90,131	179,498	183,911	356,106

Selling, general and administrative expenses	583,899	519,708	1,030,092	935,489

Loss from operations	(493,768)	(340,210)	(846,181)	(579,383)

Other income (expense)	1,318	79,272	1,318	79,272
Interest expense	(10,103)	(17,312)	(20,257)	(29,462)

NET LOSS	$(502,553)	$(278,250)	$(865,120)	$(529,573)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of shares	25,428,130	25,038,130	25,428,130	23,457,434

The accompanying notes are an integral part of these consolidated financial statements.

FRIENDLYWAY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEAR ENDED OCTOBER 31, 2005 AND SIX MONTHS ENDED APRIL 30, 2006
(unaudited)

						Total
	Common stock		Additional	Accumulated	Treasury	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	stock	Equity (Deficit)

Balance at October 31, 2004	18,000,000	$18,000	$36,964	$(670,615)	$-	$(615,651)

Effect of reverse merger	6,978,130	6,978	(29,948)		(987)	(23,957)

Sale of Common Stock	450,000	450	103,050			103,500

Recognition of stock issuance
for compensation			40,179			40,179

Stock options expense			19,828			19,828

Net loss				(2,269,064)		(2,269,064)

Balance at October 31, 2005	25,428,130	25,428	170,073	(2,939,679)	(987)	(2,745,165)

Stock options expense			7,216			7,216

Net loss				(865,120)		(865,120)

Balance at April 30, 2006	25,428,130	$25,428	$177,289	$(3,804,799)	$(987)	$(3,603,069)

The accompany notes are an integral part of these consolidated financial statements.

FRIENDLYWAY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30, 2006 AND 2005
(unaudited)

	2006	2005
OPERATING ACTIVITIES
Net loss	$(865,120)	$(529,573)
Adjustments to reconcile net loss to net cash
utilized by operating activities:
Bad debt	96,000	35,900
Depreciation	16,094	11,990
Gain on settlement of note payable	-	(60,000)
Gain on settlement of accounts payable	-	(10,272)
Stock and stock option based compensation	80,038	55,902
Changes in assets and liabilities:
Accounts receivable	37,341	(49,034)
Inventory	5,410	(95,795)
Other current assets	(3,500)	36,435
Accounts payable	29,294	(60,838)
Deferred revenue	190,152	-
Accrued expenses	264,686	100,866
Net cash utilized by operating activities	(149,605)	(564,419)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,524)	(3,190)
Net cash utilized by investing activities	(1,524)	(3,190)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	103,500
Proceeds from note payable, stockholder	100,000	350,000
Net cash provided by financing activities	100,000	453,500

INCREASE / (DECREASE) IN CASH	(51,129)	(114,109)
Cash, beginning of period	57,508	139,646
Cash, end of period	$6,379	$25,537

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest during the period	$552	$6,752
Cash paid for taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
During the six months ended April 30, 2005, the Company extinguished a note payable plus accrued interest in the amount of $69,000 and accounts payable in the amount of $10,272.
During the six months ended April 30, 2005 the Company converted accrued license fees payable to a shareholder in the amount of $100,000 into a note payable to shareholder of $100,000.
During the six months ended April 30, 2005 the Company converted accounts payable to a note payable of $90,000

The accompanying notes are an integral part of these consolidated financial statement

FRIENDLYWAY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary for a fair representation of the Company's results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results of operations for the periods presented are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and the disclosures to the Company’s audited financial statements included in Form 10-KSB filed on March 9, 2006.

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventory consists entirely of work-in-process and finished goods at April 30, 2006.

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

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS no. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We periodically review the recoverability of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable. Recoverability of these assets is determined by analysis of the assets’ fair value by comparing the forecasted future undiscounted net cash flows from operations to which the assets relate, based on our best estimates using the appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the assets are deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the assets. Based on our most recent analysis, we believe that no impairment exists at April 30, 2006.

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

Stock Based Compensation
Effective February 1, 2006 the Company adopted SFAS No. 123R, Share-Based Payments (revised 2004) using the “prospective method”. This statement eliminates the option to apply the intrinsic value measurement provisions of APB Board Opinion No. 25, "Accounting for Stock Issued to Employees", to stock compensation awards issued to employees. Rather, the statement requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award -- the requisite service period (usually the vesting period). In March 2005, the SEC staff expressed their views with respect to SFAS No. 123R in Staff Accounting Bulletin No. 107, "Share-Based Payment", (SAB 107). SAB 107 provides guidance on valuing options.

Prior to February 1, 2006, the Company had adopted the disclosure-only provisions of SFAS No.123, Accounting for Stock-Based Compensation, and uses the intrinsic value method of accounting for stock-based awards granted to employees, as prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. For stock-based awards granted to outside parties, the Company uses the fair value method as prescribed in SFAS No. 123.

Pro-forma information regarding net income for the six months ended April 30, 2005 is required to be presented as if the Company had accounted for all stock options granted under the provisions of SFAS No. 123. The fair value of stock options granted has been estimated, as of respective dates of grant, using the Black-Scholes option-pricing model. The following assumptions were used for such estimates: no dividend yield; no expected volatility; risk-free interest rate of 3.5%; and a weighted average expected life of the options of 5 years. Had the accounting provisions of SFAS No. 123 been adopted, net loss and share data for the six months ended April 30, 2005 would be as follows:

2005
Net loss:
As reported	($529,573)
Add back: stock based compensation expense included in net income	9,910
Less: stock based compensation expense determined under fair value method for all awards, no tax effect	(13,216)
Pro forma	($532,879)

Loss per share:
As reported	($0.02)
Pro forma	($0.02)

All transactions with parties other than employees for services paid for by the issuance of stock are accounted for based on the fair value of the services received or the fair value of the stock, whichever is more reliably measurable.

Net Loss Per Share

The Company accounts for loss per share under the provisions of SFAS No. 128, Loss Per Share, which requires a dual presentation of basic and diluted loss per share. Basic loss per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed assuming the conversion of common stock equivalents, when dilutive. For the three and six months ended April 30, 2006 and 2005, the Company’s common stock equivalents, which consist of convertible debt and stock options, were anti-dilutive, and therefore, basic and diluted loss per share were the same. The basic and diluted loss per share data and weighted average number of shares data for the six months ended April 30, 2006 and 2005 have been restated to present the Company’s data on a recapitalized basis.

Reclassifications

Certain amounts have been reclassified in the prior year’s financial statements to conform to the current period’s presentation.

Recent Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6.”) EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

2. Going Concern Matters

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company incurred a net loss of $865,120 for the six months ended April 30, 2006 and an accumulated deficit of $3,804,799 at April 30, 2006. The realization of a major portion of the Company’s assets is dependent upon its ability to meet future financing requirements, and the success of future operations. Additionally, the Company is seeking additional sources of financing, primarily for working capital purposes. The Company’s ability to continue as a going concern is highly dependent upon its ability to obtain financing.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

3. Notes Payable

In April 2005, the Company entered into a new unsecured promissory note for $90,000 for services rendered by its law firm. The note constitutes a settlement of $90,000 of outstanding payables. The note bears interest of 10% per annum and matured on March 31, 2006. Payments required on the note were for quarterly payments of $22,500 beginning June 30, 2005. As of April 30, 2006, no payments have been made on this note.

4. Commitments and Contingencies

Leases

The Company currently leases its office space on a month-to-month basis. Rent expense for the three and six months ended April 30, 2006 was $15,000 and $43,850, respectively. Rent expense for the three and six months ended April 30, 2005 was $15,000 and $30,125, respectively.

Litigation

In March 2005, an action was brought against the Company by Plaintiff John McConkie (“McConkie”) in the United States District Court (Central District of California). The thrust of the claim by McConkie is that Biofarm, through one of its former Directors, and an Ohio lawyer named Roger Kimmel (“Kimmel”), essentially defrauded him of approximately $75,000. The complaint alleges a scheme whereby Kimmel, purportedly acting as the General Counsel of Biofarm, signed a letter agreement where McConkie would purchase a controlling interest in Biofarm for $200,000. McConkie claims that he transferred $75,000 to Kimmel in the nature of earnest money to get the transaction going. After the transfer, McConkie alleges that Kimmel refused to consummate the transaction, and refused to return McConkie's funds.

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

4. Related Party Transactions

In August 2002, FWI entered into a license agreement (“License Agreement”) with FWAG. Under the terms of the License Agreement, FWI is required to pay a license and maintenance fee as a percentage of gross revenue to FWAG. For the three and six months ended April 30, 2006, FWI has incurred license and maintenance fees in the amounts of $7,342 and $18,337, respectively.  For the three and six months ended April 30, 2005, FWI has incurred license and maintenance fees in the amounts of $14,426 and $27,200, respectively.

In November 2004, a Stockholder advanced the Company $35,000 for working capital purposes. As of April 30, 2006 the outstanding advance from Stockholder was $22,500 and is included in other current liabilities.

During the three and six months ended April 30, 2006, the Company purchased finished goods inventory for resale amounting to $105,689 and $115,099, respectively from FWAG. During the three and six months ended April 30, 2005, the Company purchased finished goods inventory for resale amounting to $23,495 and $64,729, respectively from FWAG.

During the six months ended April 30, 2006 FWI secured $100,000 of additional financing from FWAG. As of April 30, 2006 the Company had $200,000 of notes payable to FWAG. The notes bear interest at 6% per annum and mature on March 31, 2008. Interest expense for the three months and six months ended April 30, 2006 was $2,750 and $5,750, respectively, and interest payable on the notes at April 30, 2006 was $5,750.

At April 30, 2006 the Company had a note payable in the amount of $194,113 to a shareholder and officer of the Company. The note bears interest at 6% per annum and matures on June 30, 2008. Interest expense on the note for the three and six months ended April 30, 2006 was $4,853 and $9,706, respectively, and interest payable at April 30, 2006 was $14,558.

5. Subsequent Event

In May 2006, the Company acquired Pantel Systems, Inc., a privately-held company located in Colorado Springs, Colorado and the Company appointed of Ken Upcraft, the Chief Executive Officer of Pantel Systems, Inc., its President, Chief Executive Officer and a member of the Company’s Board of Directors.

Subsequent to April 30, 2006, the Company consummated two financings. In May 2006, the Company completed the sale of $350,000 of its common stock and warrants to certain purchasers under a Common Stock Purchase Agreement and Warrant Agreement. In June 2006, the Company secured $600,000 of financing through the issuance of a Senior Subordinated Secured Convertible Note. The term of the note is thirty (30) months and accrues interest at a rate per annum equal to the “prime rate” plus three percent (4%). The use of proceeds under this financing is designated for additional production costs for Pantel’s e-Banking kiosks and will be held in escrow as restricted cash until the deployment of the initial systems currently under production are deployed into the market.

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

Effective May 2005, Kenneth Upcraft assumed full time responsibilities as President and Chief Executive Officer of friendlyway Corporation. Mr. Upcraft was previously the Chief Executive Officer of Pantel Systems, a privately-held company based in Colorado Springs, which the Company acquired in a Share Exchange Agreement that closed in May 2005. Mr. Upcraft, brought new investors to friendlyway Corporation and his focus will be on the transition of the Company’s business model from a systems sales and event services company to higher growth self-service applications that provide for recurring revenue streams.

Among the steps being taken are:

- construction of the details of the new plan
- repositioning the products and services
- restructuring of the personnel, including identifying new additions to management
- reduction of costs, writing off unproductive assets, and preparing the financial statements needed to launch with a cleaner plan
- engagement of key professionals, including legal and investment banking teams
- negotiating with sources of new investment
- identifying and negotiating with acquisition targets

The plan is now being implemented and over the course of the next few quarters, the plan should become more evident as execution of portions of the expansion processes commence.

Our clients include small, medium and large companies, including the following Fortune 500 companies: Bank of America; Boeing; The Walt Disney Company; Fidelity Investments; Marriott Hotels; Merck; Microsoft; Nike; and Pfizer.

Results of Operations

Three and Six Months Ended April 30, 2006 as Compared to Three and Six Months Ended April 30, 2005

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

Total revenue for the three months ended April 30, 2006 decreased $234,985, or 44.5%, to $293,659 from $528,644 for the three months ended April 30, 2005. Systems sales revenue and systems rental and services revenue accounted for 47.1% and 52.9%, respectively, of total revenue for the three months ended April 30, 2006 and 52.2% and 47.8%, respectively, for the three months ended April 30, 2005. Total revenue for the six months ended April 30, 2006 decreased $286,134, or 27.5%, to $753,476 from $1,039,611 for the six months ended April 30, 2005. Systems sales revenue and systems rental and services revenue accounted for 69.2% and 30.8%, respectively, of total revenue for the six months ended April 30, 2006 and 61.3% and 38.7%, respectively, for the six months ended April 30, 2005.

Sales revenue. We sell our systems to end user customers and value added resellers (VARs). Systems sales revenue for the three months ended April 30, 2006 decreased $137,329, or 49.8%, to $138,403 from $275,731 for the three months ended April 30, 2005. Systems sales revenue for the six months ended April 30, 2006 decreased $116,159, or 18.2%, to $521,211 from $637,370 for the six months ended April 30, 2005. The decrease in sales revenue during the three and six months ended April 30, 2006 was principally attributed to manufacturing delays resulting in reduced sales volume of the friendlyway CLASSIC Interactive Information System.

Rental and services revenue. We maintain a pool of rental units for short-term deployments to end-user customers. In addition, we utilize our Certified Rental Partner Network for fulfilling short-term rental deployments for our customers. Systems rental and services revenue for the three months ended April 30, 2006 decreased $97,656, or 38.6%, to $155,257 from $252,913 for the three months ended April 30, 2005. Systems rental and services revenue for the six months ended April 30, 2006 decreased $169,976, or 42.3%, to $232,265 from $402,241 for the six months ended April 30, 2005. The decrease in systems rental and services revenue was attributed to two large rental deployments during the 2005 periods that did not recur during the 2006 periods.

Cost of revenue

Cost of sales revenue. Cost of sales revenue is primarily comprised of manufacturing and component costs in the production of our systems. We outsource our manufacturing to a contract manufacturing partner and, in most cases, directly purchase components for production from third-party vendors. For certain systems, we purchase directly from FWAG.

Cost of sales revenue for the three months ended April 30, 2006 decreased $82,692, or 44.6%, to $102,523 from $185,215 for the three months ended April 30, 2005. This decrease is attributed to reduced sales volumes of the friendlyway CLASSIC Interactive Information System. Cost of sales revenue as a percentage of sales revenue was 74.1% for the three months ended April 30, 2006, resulting in gross margins on sales revenue of 25.9%. Cost of sales revenue as a percentage of sales revenue was 67.2% for the three months ended April 30, 2005 resulting in gross margins on sales revenue of 32.8%. Cost of sales revenue for the six months ended April 30, 2006 decreased $15,895, or 3.7%, to $413,561 from $429,456 for the six months ended April 30, 2005. This decrease is attributed lower production volumes. Cost of sales revenue as a percentage of sales revenue was 79.3% for the six months ended April 30, 2006, resulting in gross margins on sales revenue of 20.7%. Cost of sales revenue as a percentage of sales revenue was 67.4% for the six months ended April 30, 2005 resulting in gross margins on sales revenue of 32.6%. Producing and purchasing in larger quantities enables more favorable pricing for FWI, which may result in improved gross margins.

Cost of rental and services revenue. Cost of rental and services revenue is primarily comprised of fulfillment costs to our Certified Rental Partner Network for short-term rental deployments to end-user customers. Cost of rental and services revenue for the three months ended April 30, 2006 decreased $62,926 or 38.4% to $101,005 from $163,931 for the three months ended April 30, 2005. Cost of rental and services revenue as a percentage of rental and services revenue was 65.1% for the three months ended April 30, 2006, resulting in gross margin on rental revenue of 34.9%. Cost of rental and services revenue as a percentage of rental and services revenue was 64.8% for the three months ended April 30, 2005 resulting in gross margins on rental revenue of 35.2%. Cost of rental and services revenue for the six months ended April 30, 2006 decreased $98,045 or 38.6% to $156,004 from $254,049 for the six months ended April 30, 2005. Cost of rental and services revenue as a percentage of rental and services revenue was 67.2% for the six months ended April 30, 2006, resulting in gross margin on rental revenue of 32.8%. Cost of rental and services revenue as a percentage of rental and services revenue was 63.2% for the six months ended April 30, 2005 resulting in gross margins on rental revenue of 36.8%.

Selling, general and administrative expenses

Total selling, general and administrative expenses for the three months ended April 30, 2006 increased $64,191, or 12.4%, to $583,899 from $519,708 for the three months ended April 30, 2005. Total selling, general and administrative expenses for the six months ended April 30, 2006 increased $94,603, or 10.1%, to $1,030,092 from $935,489 for the six months ended April 30, 2005. The increase in selling, general and administrative expenses for the 2006 periods was principally driven by an increase in investor relation expenses, transaction costs for a contemplated merger and acquisition transaction and an accrual for contingent rent.

Liquidity and Capital Resources

Our primary source of liquidity is cash from ongoing operations, borrowings from shareholder’s and other lenders and the issuance of stock. We have incurred significant losses to date, which we have financed primarily through the sale of equity securities and borrowings.

Our current assets at April 30, 2006 totaled $445,059 and our current liabilities were $3,694,319, compared to current assets of $616,443 and current liabilities of $995,345 at April 30, 2005. The working capital deficit at April 30, 2006 was $3,249,260, compared to a working capital deficit at April 30, 2005 of $378,902. As of April 30, 2006, we had $6,379 in cash and cash equivalents. As of April 30, 2006, notes that were converted into $2,366,657 of common stock have been classified as common stock payable under current liabilities until the transfer agent issues the stock certificates for these shares.

During the six months ended April 30, 2006, we used $149,605 in capital to fund operations. The Company received $100,000 from the issuance of a note payable to friendlyway AG and purchased equipment for operations totaling $1,524. In May 2006, the Company raised $350,000 of financing from the issuance of common stock for working capital purposes.

The Company has a line of credit with a bank which provides for maximum borrowings of $50,000. At April 30, 2006, there was $49,851 outstanding under this line of credit. Borrowings against this line of credit bear interest at the bank’s prime rate plus 2% (9.50% at April 30, 2006). This line of credit expires in January 2007, and may be extended on annual basis. Interest is payable monthly. Upon termination of the line of credit, any borrowings outstanding at that time are payable over 48 months.

Subsequent to April 30, 2006, the Company consummated two financings. In May 2006, the Company completed the sale of $350,000 of its common stock and warrants to certain purchasers under a Common Stock Purchase Agreement and Warrant Agreement. In June 2006, the Company secured $600,000 of financing through the issuance of a Senior Subordinated Secured Convertible Note. The term of the note is thirty (30) months and accrues interest at a rate per annum equal to the “prime rate” plus three percent (4%). The use of proceeds under this financing is designated for additional production costs for Pantel’s e-Banking kiosks and will be held in escrow as restricted cash until the deployment of the initial systems currently under production are deployed into the market.

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

FORWARD-LOOKING STATEMENTS

Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. Any statement in this report, and in the documents incorporated by reference into this report, that is not a statement of an historical fact constitutes a “forward-looking statement”. Further, when we use the words “may”, “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “intend” and similar words, we intend to identify statements and expressions that may be forward-looking statements. The forward-looking statements contained in this report are based on our current expectations and involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the demand for our products and services will significantly increase, that our President and Chief Executive Officer and Chief Financial Officer will remain employed as such, that our forecasts accurately anticipate market demand, and that there will be no material adverse change in our operations or business or in the lack of governmental regulations affecting us, our clients and/or suppliers. The foregoing assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate; and therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. In addition, there are a number of risks inherent in our business and operations, which could cause our operating results to vary, and adversely from prior results or the results contemplated by the forward-looking statements. Growth in absolute and relative terms and selling, general and administrative expenses or the occurrence of extraordinary events could cause actual results to vary materially from the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter marketing, capital investment and other expenditures, which may also materially adversely affect our results of operations. Other risks inherent in our business and operations include but are not limited to the following:

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

Item 3. Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness, as of April 30, 2006, of our “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures as of April 30, 2006, were effective to provide a reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our “internal control over financial reporting”, as such term is defined in Rule 13a-15(f) under the Exchange Act that occurred during the six months ended April 30, 2006, that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

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

Item 6. Exhibits

The following Exhibits are filed herein:

(a)           Exhibits

Exhibit 31.1 302 Certification - Kenneth J. Upcraft
Exhibit 31.1 302 Certification - Henry Lo
Exhibit 32.1 906 Certification - Kenneth J. Upcraft
Exhibit 32.2 906 Certification - Henry Lo

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

friendlyway Corporation

Date: June 19, 2006	By:	/s/ Kenneth J. Upcraft
Kenneth J. Upcraft
Chief Executive Officer

friendlyway Corporation

Index to Exhibits

Exhibit Number   Description

Exhibit 31.1    302 Certification – Kenneth J. Upcraft
Exhibit 31.2    302 Certification – Henry Lo
Exhibit 32.1    906 Certification – Kenneth J. Upcraft
Exhibit 32.2    906 Certification – Henry Lo