Form 10QSB
period 2006-07-31
Friendlyway CORP
filed 2006-09-15
CIK 888702

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________

Commission file number 0-20317

PSI CORPORATION
(Formerly Friendlyway Corporation)
(Exact name of small business issuer as specified in its charter)

Nevada	88-0270266
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

        7222 Commerce Center Drive Colorado Springs CO 80919
(Address of principal executive offices)

                (719)359-5533
(Issuer's telephone number )

Friendlyway Corporation
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

Yes ☒ No ☐

The number of shares outstanding of each of the Issuer's Common Stock, $.001 par value, as of September 15, 2006 was 83,175,603. .

PSI CORPORATION
July 31, 2006
Quarterly Report on Form 10-QSB

Table of Contents
Page

Special Note Regarding Forward-Looking Statements	3

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheet as of July 31, 2006	4
	Condensed Consolidated Statements of Operations - Three and nine months ended
	July 31, 2006 and 2005	5

	Condensed Consolidated Statements of Cash Flows - Nine months ended
	July 31, 2006 and 2005	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Controls and Procedures	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Items	17
Item 6.	Exhibits and Reports on Form 8-K	17

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006, discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PSI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
As of
(Unaudited)
ASSETS
CURRENT ASSETS	July 31,2006	Oct. 31, 2005
Cash and cash equivalents	$683,920	$57,508
Accounts receivable, net	118,148	407,838
Inventory	-	159,403
Other current assets	134,720	6,690
Total current assets	936,788	631,439

FURNITURE AND EQUIPMENT, net	328,751	54,874
0THER ASSETS	5,240	-
Total Assets	1.270.779	$686,313

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$1,274,620	$630,857
Notes Payable	159,851	139,851
Common stock payable		2,366,657

Total current liabilities	1,434,471	3,137,365
Long Term Debt
Obligation Payable	1,375,000
Convertible Debt	930,000	294,113
	2,305,000	3,431,478
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; 100,000,000 shares
authorized, 48,133,094 and 25,428,130 issued and outstanding	48,133	25,428
Additional paid-in capital	6,077,267	204,965
Unearned Compensation		(34,892))
Accumulated deficit	(8,593,105)	(2,939,679)
	(2,467,705)	(2,744,178)
Less treasury stock	(987)	(987)
Total stockholders' equity	(2,468,692)	(2,745,165)
Total Liabilities and Stockholders' Equity	1,207,779	$686,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

PSI CORPRATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED JULY 31, 2006 AND 2005
( Unaudited)

	Three Months Ended		Nine Months Ended
	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005

REVENUE
Sales	$124,219	$404,890	$645,430	$1,042,260
Rentals and services	40,521	143,236	272,786	545,477
Total revenue	164,740	548,126	918,216	1,587,737

COST OF REVENUE
Sales	86,511	271,811	500,072	701,267
Rentals and services	24,006	102,852	180,010	356,901
Total cost of revenue	110,517	374,633	680,082	1,058,168

Gross profit	54,223	173,463	238,134	529,569

Selling, general and administrative expenses	872,750	419,095	1,902,842	1,310,832
Stock based compensation	2,738,599	24,107	2,738,599	80,009

Loss from operations	(3,557,126)	(269,739)	(4,403,307)	(861.272)

Loss on extinguishment of debt		(518,699)		(518,699)
Other income	(1,318)	8,800		88.072
Interest expense	20,257	(28,283)		(45,595)

NET LOSS	$(3,538,187)	$(807,921)	$(4,403,307))	$(1,337,494)

Basic and diluted loss per common share	$(0.08)	$(0.03)	$(0.14)	$(0.05)

Weighted average number of shares	41,900,258	27,269,105	30,999,585	24,727,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

PSI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31, 2006 AND 2005
(Unaudited)

	2006		2005
Cash flows from operating activities
Net cash used in operations		(1,739,475)	(845,119)

Cash flows from investing activities
Purchase of property and equipment			(6,225)
Net cash used by investing activities			(6,225)

Cash flows from financing activities
Proceeds from convertible notes/obligation payable		2,010,887	853,500
Proceeds from sale if common stock		355,000
Net cash provided by financing activities		2,365,887	853.500

INCREASE / (DECREASE) IN CASH		626,412	2,156

Cash, beginning of period		57,508	139,646
Cash, end of period		$683,920	$141,802

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest during the period	$		$9,272

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the nine-month period ended July 31, 2006, the Company eliminated liabilities totaling 2,850,847 for 6,901,575 shares of common stock.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PSI CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

On December 10, 2004, Biofarm, Inc. and its subsidiaries (“BIOF”) entered into a reverse merger transaction with friendlyway, Inc. (“FWI”). As a result, BIOF became an operating company. BIOF was a non-operating public shell corporation previous to the reverse merger transaction. As a result of this transaction, the stockholders of FWI became the controlling stockholders of BIOF, and FWI became a public company registrant. This reverse merger transaction has been accounted for as a recapitalization of FWI, as FWI is the accounting acquirer, effective December 10, 2004. As a result, the historical equity of the Company has been restated on a basis consistent with the recapitalization. On April 19, 2005, BIOF filed an Amendment to its Articles of Incorporation changing its name to friendlyway Corporation and, in conjunction with that name change, friendlyway Corporation traded under the stock symbol FDWY.OB starting April 22, 2005.

On May 2 2006 the Corporation acquired Pantel Systems Inc and Subsidiary in an exchange of stock whereby the Corporation exchanged 20,000,000 shares of it common for all the outstanding shares of Pantel. Shortly thereafter the Corporation moved its business to Pantels location in Colorado.

The financials include the nine month activity of Friendlyway Corporation and the profit and loss activity from date of acquisition of Pantel Systems and Subsidiary from May 2 2006 to July 31, 2006.

On September 11, 2006 the Corporation changed its name to PSI Corporation and is trading under the symbol FDWY on OTCBB.

Pantel Systems was incorporated on February 16,2005 in the state of Nevada. Pantel Financial Centers was incorporated on May 9, 2005 in the state of Nevada.

BUSINESS
PSI Corporation (the Company) has developed a e-Banking kiosk, which is a stand alone, full function financial center for customers who desire ATM cash transactions, check cashing, money order purchasing, money transfers, prepaid debit card transactions, bill payment and bilingual text and audio response.

The Company is also, through its wholly-owned subsidiary, FWI, a self-service solutions provider of customer-facing public access self-service systems. The Company’s products focus on the improvement of internet-based customer communication at the point of sale in retail stores, point of service/information in public locations or the Internet.

BASIS OF PRESENTATION
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid (2) valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair representation of the Company's results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results of operations for the periods presented are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and the disclosures to the audited financial statements included in Form 10k as well as the recently filed form 8k’s..

 Going Concern Uncertainty

The Company's condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result if the Company is unable to continue as a going concern.. PSI has incurred significant losses, has a negative current ratio and limited sales These factors create uncertainty as to the Company’s ability to continue as a going concern. The company is currently raising capital and seeking to sell it newly introduced product profitably. However there is no assurance that the company will be successful in accomplishing these goals..

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation

The consolidated financial statements in include the accounts of the Company and its wholly owned subsidiaries, Pantel Systems Inc. and Pantel Financial Centers Inc. All significant inter - company balances and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

The company’s financial instruments consist of cash and cash equivalents, receivables, accounts payable and accrued expenses, loans payable to related parties, and loans to third parties, which approximate fair value because of their short maturity.

Cash and Cash Equivalents

For purposes of the consolidated balance sheets and statements o cash flows, the Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined by the first in first out method .

Property and Equipment

Property and equipment are recorded at cost. All maintenance and repair costs are expensed when incurred. Depreciation is computed using the straight line method over the estimated useful lives of the respective assets.

Other Assets

Other assets are recorded at the lower of cost or fair value. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, these assets are reviewed at least annually for impairment.

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

RESARCH AND DEVELOPMENT

Research and Development costs including patent acquisition, filing and registration costs and prototype development costs, are charged to expense as incurred.

STOCK-BASED COMPENSATION

The Company may periodically issue shares of common stock for services rendered or for financing costs. The company may also periodically issue shares of common stock in conjunction with the acquisition of an all or a portion of the equity interest in a business. The shares of common stock vest immediately on issuance and are not subject to any redemption rights.

The value of the shares of common stock issued for accounting purposes is based on the market price of the shares at the date of the transaction or on the fair value of the services rendered or net assets acquired, whichever is more determinable, based upon the specific facts and circumstances of each transaction.

The Company may periodically issue stock options to employees and stock options or warrants to non employees in non capital raising transactions for services and for financing costs.

The Company has adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS no. 123) which established a fair value method of accounting for stock based compensation plans.

The provisions of SFAS No. 123 allow companies to either record and expense in the financial statements to reflect the estimated fair value of stock options to employees, or to continue to follow intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, but to disclose on an annual basis the pro-forma effect on net income (loss) and net income (loss) per share had the fair value of the stock options been recorded in the financial statements. SFAS 123 was amended by SFAS 148, which now requires companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options issued to employees. The company has elected to continue to account for stock based compensation plans utilizing the intrinsic value method. Accordingly, compensation cost for stock options will be measured as the excess, if any, of the fair market price of the Company’s common stock at the same date of grant above the amount an employee must pay to acquire the common stock.

In accordance with SFAS no. 123 the cost of stock options and warrants issued to non employees is measured at the grant date based upon the fair value of the award. The fair value of the stock based award is determined using the Black Scholes option pricing model. The resulting amount is charged to expense on the straight line basis over the period in which the company expects to receive the benefit, which is generally the vesting periods. Stock options issued to non employee directors at fair value will be accounted for under the intrinsic value method.

INCOME TAXES

The Company accounts for income taxes under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing the net loss by the weighted average number of shares of common stock and common stock equivalents. Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later.

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

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations", (FIN 47). FIN 47 is an interpretation of SFAS No. 143, "Asset Retirement Obligations", which was issued in June 2001. FIN 47 was issued to address diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later our fiscal year ending October 31, 2006. The Company is currently evaluating the impact of the adoption of FIN 47 on its financial statement.

NOTE C - NOTES PAYABLE

At July 31, 2006 notes payable consisted of the following:

Unsecured note to a law firm 10% interest due March 31, 2006 in default	90,000
Note to a Bank on demand in default	49,851
Note due officer of the company repaid in august 2006	20,000

Total due	$159,851

NOTE D-OBLIGATION PAYABLE

The Company entered into an agreement with six individuals whereby those individuals invested 1.375 million dollars for a share of future revenues in certain Kiosk locations. The Company has the option of sharing the revenues for an indefinite period of time in the future, or at their option pay off the investors in full without any further obligation. There is no interest attached to this obligation.

NOTE E-CONVERTIBLE DEBT

In June 2006 the Company completed a securities purchase agreement resulting in the quarter of $930,000 in convertible debt financing.
Terms indicate a 30 moth term with warrant attachment and interest at prime plus 4%.

NOTE F - STOCKHOLDERS’ EQUITY

During the period of May 2 2006 to July 31, 2006 the Company recinded 15,560,000 shares of stock and issued 38,264,964 shares. Of this amount 6,901,908 shares went to reduce debt, 8,191,806 went toward professional services including the merger, 20,000,000 shares were allocated for the acquisition of Pantel Systems and 3,171,250 toward sale of stock resulting in funding of $355,000.

NOTE G - RELATED PARTY TRANSACTIONS

During the period ended July 31, 2006 the Company advanced its new President and CEO $8,000. In July 2006 the President loaned the Company $20,000 which was repaid in August 2006.

NOTE H- SUBSEQUENT EVENTS

At dates subsequent to the Balance Sheet the company incurred the following subsequent events:

In August of 2006 the Company purchased the assets of Ignition Media Group. For a purchase price of 2.5 million dollars payable in cash of 1 million and 1.5 million in stock. The company believes this acquisition will enable them to successfully access the digital advertising forum and well as the national media network.

In August of 2006 the Company purchased the assets of Big Fish Marketing Inc. Terms indicate a purchase price of 1.5 million, of which 150,000 is in cash over six months and the balance in stock. The company believes this acquisition will give them entrance to media advertising and content development fields.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On May 2 2006 the Friendlyway Corporation acquired Pantel Systems Inc. and Subsidiary. Concurrent with this acquisition Pantel’s CEO and President became the Corporation’s CEO. Shortly thereafter upper management of Freindlyway Corporation resigned and operations were shifted to Pantel’s headquarters in Colorado Springs Colorado. On September 11 2006 the Company changed its name to PSI Corporation and is fully embracing its state of the art Kiosk ATM concept. In August 2006 the company purchased the assets of two companies Ignition Media and Big Fish Marketing Inc. We believe these companies will give us an entrée into the the national media and content advertising forum.

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

The following discussion compares Friendlyway Inc’s nine and three month results for 2006 compared to 2005. The 2006 numbers include the results of operations of Pantel Systems and Pantel Financial Centers from date of acquisition May 2 2006 to July 31 2006.

Three and Nine Months Ended July 31, 206 as Compared to Three and Nine Months Ended July 31, 2005

Revenue

Revenue consists primarily of sales and rentals of self-service systems and professional services. Sales revenue is recognized when both title and risk of loss transfer to the customer, provided that no significant obligations remain. Rental revenue is recognized as earned in accordance with the terms of rental agreements, which are generally short-term in duration. The Company provides for an estimate of product returns and doubtful accounts, based on historical experience. Pantel Systems Inc. and Pantel Financial Centers has no revenue for the period.

Total revenue for the three months ended July 31, 2006 decreased $383,384, or 70% to $ 164,740 from $548,126 for the three months ended July 31, 2005. The decrease in sales revenue during the three months ended July 31, 2006 was principally attributed to a shifting of focus on sales from what Friendlyway Inc was striving for to a new approach by Pantel..

Total revenue for the nine months ended July 31, 2006 decreased $669,521, or 42% to $918,216 from $1,587,737 for the nine months ended July 31, 2005. .

Cost of revenue

Cost of sales revenue. Cost of revenue is primarily comprised of manufacturing and component costs in the production of our systems. We outsource our manufacturing to a contract manufacturing partner and in most cases, directly purchase components for production from third-party vendor. Cost of revenue for the three months ended July 31, 2006 decreased $264,116, or 70%, to $ 110,517 from $374,633 for the three months ended July 31, 2005. Cost of sales revenue for the nine months ended July 31, 2006 decreased $378,086 or 36%, to $ 680,082 from $1,058,168 for the nine months ended July 31, 2005. This decrease is attributed to lower sales. Cost of sales revenue as a percentage of sales revenue was 67.2% and 74.1% for the three and nine months ended July 31, 2006, respectively, resulting in gross margins on sales revenue of 32.8% and 25.9.8%, respectively. Cost of srevenue as a percentage of sales revenue was 67.1% and 67.2% for the three and nine months ended July 31, 2005 resulting in gross margins on sales revenue of 32.9%and 32.8%, respectively.

Selling, general and administrative expenses

Total selling, general and administrative expenses for the three months ended July 31, 2006 increased $453,655, or 108.2% to $872,7500 from $419,095 for the three months ended July 31, 2005. Total selling, general and administrative expenses for the nine months ended July 31, 2006 increased $592,010, or 31.1% to $1,902,842 from $1,310,832 for the nine months ended July 31, 2005. The increase in selling, general and administrative expenses for the 2006 periods was principally driven by adding the two new subsidiaries... In addition, the Company incurred non-cash compensation cost for the issuance of equity in conjunction with the merger and fees. In 2006 the three month figure was $2,738,599 compared to $24,107 in 2005..

Liquidity and Capital Resources

Our primary source of liquidity is borrowing and and funding through common stock issuances
Over the past three months we have raised through debt financing and common stock issuances over 1,1 million dollars and anticipate and additional 970,000 in the month of September 2006.

At July 31, 2006 we had a negative working capital of $497,683.

For the nine months ended July 31 2006 we used cash from operations of $1,739,475 and provided funds from financing of $2,365,887.

We currently have plans in place for potential new sources of financing, and with the new acquisitions which are profitable we feel our liquidity position will continue to improve.

Our financial statements were prepared on the assumption that we will continue as a going concern. The report of our independent accountants for the year ended October 31, 2005 acknowledges that we have incurred losses in each of the last three fiscal years and that we will require additional funding to sustain our operations. These conditions cause substantial doubt as to our ability to continue as a going concern. Our financial statements included herein do not include any adjustments that might result should we be unable to continue as a going concern.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In March 2005, a civil action was commenced against us by John McConkie in the United States District Court, Central District of California. Mr. McConkie has alleged that, at the time we were conducting business under the name Biofarm an Ohio lawyer named Roger Kimmel defrauded him of funds in the amount of approximately $75,000. The complaint has alleged a scheme whereby Mr. Kimmel, purportedly acting as the general counsel of Biofarm, signed a letter agreement whereby Mr. McConkie would purchase a controlling interest in Biofarm for the sum of $200,000. Mr. McConkie claims that he transferred funds in the amount of approximately $75,000 to Mr. Kimmel in the nature of earnest money to initiate the transaction. After the transfer of the funds, Mr. McConkie has alleged that Mr. Kimmel refused to consummate the transaction and did not return such funds to him. Mr. McConkie seeks relief in the amount of approximately $75,000, plus interest and expenses. However, the claim by Mr. McConkie is offset by a settlement with Mr. Kimmel in the amount of $66,000.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 2, 2006, friendlyway Corporation (the “Company”) completed the acquisition of Pantel Systems, Inc., a Nevada corporation, pursuant to a Share Exchange Agreement (the “Agreement”) dated April 27, 2006 with Pantel Systems, Inc. and Kenneth J. Upcraft, its sole stockholder. The Business provides e-Banking kiosks systems and services to its customers. Under the terms of the Agreement, Mr. Upcraft has exchanged all of his shares of capital stock of Pantel Systems, Inc. for 20,000,000 shares of common stock of the Company, of which 5,000,000 shares are being held in escrow pursuant to the terms of an Escrow Agreement among the parties.

On July 19, 2006, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a group of eight (8) accredited investors (“Holders or Purchasers”), in connection with our offering (the “Offering”) of senior subordinated secured convertible term notes (the “Notes”) and warrants to purchase shares of our common stock (the “Warrants). Pursuant to the Offering, the Holders agreed to provide us with funding in the aggregate amount of $830,000 (the “Facility”). This is the first closing of an anticipated total facility of $1,800,000 to be funded in the near future. The term of the Facility is thirty (30) months and shall accrue interest on the unpaid principal and interest at a rate per annum equal to the “prime rate” published in The Wall Street Journal from time to time, plus four percent (4%) or fourteen percent (14%), whichever is greater. We will begin paying monthly payments of accrued interest plus the principle payment which is amortized over 28 months beginning October 1, 2006, and each consecutive calendar month thereafter until January 1, 2009. The funds will be used for working capital to deploy our e-banking kiosks. We have an option to repay each monthly payment in cash or stock. If we pay in stock, we will pay the Holder an amount equal to 100% of the then monthly amount due with common stock valued at 85% of the volume weighted average price (“VWAP”) for the ten days prior to the repayment date. Subject to certain provisions, the Holder has a right at any time to convert any of the outstanding monthly payments due into common stock of the Company at the initial rate of fourteen cents ($.14) per share. Each Holder received a Warrant to purchase an additional share for each three shares under the conversion rights at an initial exercise price of nineteen cents ($.19) per share.

On August 7, 2006, we acquired substantially all of the assets of Big Fish Marketing Group, Inc, a Colorado corporation (“Big Fish”) pursuant to an Agreement and Plan of Reorganization (the “Purchase Agreement”) effective July 26, 2006. In consideration for the Purchase Agreement, we shall pay to Big Fish One Hundred Fifty Thousand Dollars (US $150,000.00) (the “Cash Consideration”) in cash and delivered 4,952,380 shares of our common stock, $.001 par value per share (the “Common Stock”). The Cash Consideration shall be paid to Big Fish in six (6) equal monthly installments; each such payment to be made on or before the first day of each calendar month. The first installment shall be due in the second calendar month following the month in which the Closing occurs. The Cash Consideration may be prepaid in whole or in part, without penalty. The purchased assets consists of all of the assets used by Big Fish including but not limited to quotes, customer lists, accounts receivable, contracts, office furnishings, trademarks and other registered marks, all deposits including cash on hand, all intellectual property, domain names and rights owned by Big Fish against third parties.

Friendlyway delivered to Big Fish a certificate or certificates for Friendlyway common stock (the “Stock”) representing shares having an agreed aggregate value of One Million Three Hundred Fifty Thousand Dollars (US $1,350,000.00) (the “Stock Consideration”). The number of shares issued for the Stock Consideration was determined by dividing the foregoing agreed aggregate value by the adjusted closing bid price. For purposes of this paragraph, “adjusted closing bid price” shall mean the closing bid price of the Stock on the Closing Date, as reflected on the Over-the-Counter Bulletin Board, reduced by an amount equal to twenty percent (20%) of such closing bid price. Big Fish is additionally entitled to a prorate adjustment to the number of shares issued if the adjusted closing bid price of the Stock is lower on the one year anniversary of the closing than on the date of closing.

In addition to the purchase price paid at closing, we agreed to issue and deliver Big Fish (or its designees) and Big Fish is entitled to receive one (1) share of Stock for every nine (9) dollars of target revenue generated by Friendlyway’s Big Fish division during each of the twelve (12) months following the month in which the Closing occurs. For purposes of this paragraph, “target revenue” means all revenues in excess of $780,000.00. Any certificate(s) for shares to which Big Fish is entitled pursuant to this sub-paragraph shall be issued by Friendlyway on a quarterly (non-calendar) basis; such certificates to be issued on or before the fifteenth (15th) day of the month following the end of the quarter.

On August 22 , 2006, our wholly owned subsidiary, Ignition Media Group, Inc, a Nevada Corporation, acquired substantially all of the assets of Ignition Media Group, LLC, a Pennsylvania limited liability company (“IMG”) pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) effective August 22, 2006. In consideration for the Purchase Agreement, we shall pay to IMG One million Dollars (US 1,000,000.00) (the “Cash Consideration”) in cash and delivered 6,818,182 shares of our common stock, $.001 par value per share (the “Common Stock”). The Cash Consideration shall be paid to IMG in twelve (12) monthly installments; each such payment to be made on or before the fifteenth day of each calendar month. The first installment was made at Closing. The Cash Consideration may be prepaid in whole or in part, without penalty. The purchased assets consists of all of the assets used by IMG including but not limited to quotes, customer lists, accounts receivable, contracts, office furnishings, trademarks and other registered marks, all deposits including cash on hand, all intellectual property, domain names and rights owned by IMG against third parties.

Friendlyway delivered to IMG a certificate or certificates for Friendlyway common stock (the “Stock”) representing shares having an agreed aggregate value of One Million Five Hundred Thousand Dollars (US $1,500,000.00) (the “Stock Consideration”). The number of shares issued for the Stock Consideration was determined by dividing the foregoing agreed aggregate value by the average closing bid price for the ten days prior to closing. For purposes of this paragraph, “adjusted closing bid price” shall mean the closing bid price of the Stock on the Closing Date, as reflected on the Over-the-Counter Bulletin Board.

Also, on August 22 , 2006, our wholly owned subsidiary, Ignition Media Group, Inc, a Nevada Corporation, acquired substantially all of the assets of Captive Audience, LLC, a New Jersey limited liability company (“CA”) pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) effective August 22, 2006. In consideration for the Purchase Agreement, we shall pay to CA One million Dollars (US 1,100,000.00) (the “Cash Consideration”) in cash and delivered 5,909,091 shares of our common stock, $.001 par value per share (the “Common Stock”). The Cash Consideration shall be paid to CA in twelve (12) monthly installments; each such payment to be made on or before the fifteenth day of each calendar month. The first installment was made at Closing. The Cash Consideration may be prepaid in whole or in part, without penalty. The purchased assets consists of all of the assets used by CA including but not limited to quotes, customer lists, accounts receivable, contracts, office furnishings, trademarks and other registered marks, all deposits including cash on hand, all intellectual property, domain names and rights owned by CA against third parties.

Friendlyway delivered to CA a certificate or certificates for Friendlyway common stock (the “Stock”) representing shares having an agreed aggregate value of One Million Three Hundred Thousand Dollars (US $1,300,000.00) (the “Stock Consideration”). The number of shares issued for the Stock Consideration was determined by dividing the foregoing agreed aggregate value by the average closing bid price for the ten days prior to closing. For purposes of this paragraph, “adjusted closing bid price” shall mean the closing bid price of the Stock on the Closing Date, as reflected on the Over-the-Cou

ITEM 3. CONTROLS AND PROCEDURES

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 23, the majority of the stock holders of friendlyway approved a name change of the company to PSI Corporation. Simultaneous with the name change, the company increased its authorized limit of common stock from one hundred million to three hundred million by majority vote of stockholders.

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

(b)   Reports on Form 8-K

10.1 10.2 10.3 10.4 10.5
8K filed May 3, 2006 - Acquisition of Pantel Systems, Inc.

8K filed July 19, 2006 - Definitive Agreement for Equity Purchase

8K filed August 15, 2006 - Acquistion of Big Fish Marketing

8K filed August 15, 2006 - Cancellation of Previously Issued Shares of Common Stock

8K filed August 22, 2006 - Acquisition of Ignition Media, LLC and Captive Audience, LLC

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSI CORPORATION	/s/ Ken Upcraft
(Registrant)	Ken Upcraft
Chief Executive Officer
Dated: September 14,2006

Attachements and Exhibits

10.1 10.2 10.3 10.4 10.5
8K filed May 3, 2006 - Acquisition of Pantel Systems, Inc.

8K filed July 19, 2006 - Definitive Agreement for Equity Purchase

8K filed August 15, 2006 - Acquistion of Big Fish Marketing

8K filed August 15, 2006 - Cancellation of Previously Issued Shares of Common Stock

8K filed August 22, 2006 - Acquisition of Ignition Media, LLC and Captive Audience, LLC

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