Form 10-K
period 2006-10-31
PSI CORP
filed 2008-10-27
CIK 888702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  to

Commission file number: 0-20317

PSI CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0270266
(State of incorporation)	(I.R.S. Employer Identification No.)

7222 Commerce Center Drive, Suite 230, Colorado Springs, Colorado	80919
(Address of principal executive office)	(Zip Code)
(719) 359-5533
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 Par Value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐  No  ☑

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the Company’s Common Stock on September 22, 2008 was $14.8 million. Shares of Common Stock held by each executive officer and director and by each person or group who owns 10% or more of the outstanding Common Stock at September 22, 2008 have been excluded. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

On September 22, 2008 there were 81,784,989 shares of the registrant’s common stock outstanding.

PART I

ITEM 1.  BUSINESS

This report contains forward-looking statements. These forward-looking statements are based on our current expectations about our business and industry. In some cases, these statements may be identified by terminology such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” or the negative of such terms and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause our results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed in this report under Item 1A.—“Risk Factors.” Except as may be required by law, we do not intend to update any forward-looking statement to reflect events after the date of this report.

Overview

PSI Corporation, doing business as Pantel Systems, Inc. (“PSI” or “the Company”) is a full service kiosk and digital signage company that specializes in the placement and management of self-service kiosks throughout the country.  The e-banking kiosks follow a “general store” concept with multiple functions and profit centers. These kiosks come standard with the ability to process money transfers, cash dispensing, debit card dispensing and reloading, as well as bill payment.

Our kiosks provide consumers with information and functionality needed to perform any of their banking needs and more. Digital signage screens attached to the kiosks provide advertising opportunities for both national and local advertisers.

We have two vertical products: full motion video digital signage and full service e-banking kiosks.

Our full service e-banking kiosks are fully functional automated teller machines, allowing consumers to process balance inquiries, withdrawals from checking and savings accounts as well as credit cards and the ability to receive cash in multiple denominations with a multilingual interface.  Consumers can cash payroll checks, with real-time visual and biometric validation.  When cashing a payroll check, consumers can choose to receive cash instantly or load funds onto a debit card.  24-hour customer support is available via the attached handset.  In addition, consumers can choose from hundreds of gift cards to purchase, may purchase pre-paid debit cards, may pay online bills with cash, check or credit card and may purchase domestic and international calling cards or talk time for cell phones.

Background

For the period October 31, 1999, through December 10, 2004, PSI had been a public shell company with no revenue from operations.  During this period, the Company’s management had sought to acquire an operating business.  On August 24, 2004, the Company entered into a Share Exchange Agreement with the stockholders of friendlyway, Inc. (“FWI”), pursuant to which the Company agreed to acquire all of the outstanding shares of FWI in exchange for the issuance of 18,000,000 shares of Common Stock of the Company and the assumption of outstanding options granted to FWI employees.  That transaction closed on December 10, 2004, and FWI became a wholly-owned subsidiary of the Company.  This transaction has been accounted for (effective as of December 10, 2004) as a recapitalization of FWI, which is the accounting acquirer.

FWI was incorporated in Delaware in June, 2000, as a self-service solutions provider of customer-facing  public access self-service systems.  FWI’s products focused on the improvement of internet-based customer communication at the point of sale in retail stores, point of service/information in public locations, or the Internet.  Through July 31, 2002, FWI had been a wholly-owned subsidiary of Friendlyway AG (“FWAG”).  Effective August 1, 2002, FWI’s President, Alexander von Welczeck, acquired a 70% interest in FWI from FWAG, pursuant to a Management Buyout Agreement (“MBO”) with FWAG.  Following the MBO, FWAG retained a 30% ownership interest in FWI.

The assumptions motivating the Company’s acquisition of FWI were unfulfilled.  Additional capital requirements were unmet, increased sales were not realized, cost of goods sold was not lowered, and profitability was not achieved.  Of significant damage was the ultimate refusal of FWAG to be acquired by the Company (despite repeated assurances from FWAG and its adviser that such would occur).  This became evident with the resignations of the four FWAG directors of the Company in December, 2005.

The one remaining director of the Company (the CEO of the Company and the chief executive of FWI), refusing to act upon a proposal that the FWI transaction be rescinded, then unilaterally determined (with the assistance of the Company’s then principal financial officer), to discontinue the operations of FWI.  To replace the elimination of FWI, the one director executed documents to acquire Pantel Systems, Inc. (“Pantel”), in exchange for 20,000,000 shares of the Company’s Common Stock.  No consideration was given to the return or cancellation of any of the 18,000,000 shares issued on December 10, 2004, in exchange for 100% of FWI.  The sole stockholder of Pantel became the sole director and principal executive of the Company.

In immediate, successive order the Company proceeded to effect three acquisitions, to raise substantial additional capital, and to issue substantial additional shares of Common Stock.  The price of the Company’s Common Stock declined to $.06 per share.  All of the additional capital raised from the sale(s) of cheap stock was dissipated.

Inasmuch as the Pantel acquisition was in violation of Item 9.01 of Form 8-K and of Rule 14f-I promulgated under the 1934 Act, as the Company never received a Pantel stock certificate, as none of the 20,000,000 shares was ever delivered to an escrow agent, as no closing documents were ever exchanged, and no Form 13-D was filed by the Pantel sole stockholder, the acquisition of Pantel was deemed to have been rescinded.

Effective January 7, 2007, David Foni became the sole director and principal executive of PSI.  Mr. Foni had previously invested in the Company’s private placement.  Since his appointment, Mr. Foni has concentrated upon the development of the Company’s product line, the rescission of all acquisitions except for one remaining, the raising of additional capital, the elimination of all litigation, the obtaining of orders for and the installation of the Company’s product lines, and the resolution of the Company’s accounting issues.

Available Information and Website Address

Our website address is www.pantelsystems.com. We make available free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after filing with the SEC. They also may be obtained directly from the SEC’s website, www.sec.gov. The contents of our website are not incorporated by reference into this report.

ITEM 1A.  RISK FACTORS

This Annual Report on Form 10-K includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties. Factors that could cause or contribute to such differences include those discussed below. In addition to the risk factors discussed below, we are also subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial. If any of these known or unknown risks or uncertainties actually occurs, our business could be harmed substantially.

Our success will depend on our ability to develop new products and to adapt to rapid technological change.

The types of products sold by us are subject to rapid and continual technological change. Products available from us, as well as from our competitors, have increasingly offered a wider range of features and capabilities. We believe that in order to compete effectively in selected vertical markets, we must provide compatible systems incorporating new technologies at competitive prices. To the extent we determine that new software and hardware technologies are required to remain competitive or our customers demand more advanced offerings, the development, acquisition and implementation of these technologies are likely to require significant capital investments by us. To the extent that such expenses precede or are not subsequently followed by increased revenues, our business, results of operations and financial condition may be materially and adversely affected.

We can provide no assurance that we will be able to continue funding research and development at levels sufficient to enhance our current product offerings or be able to develop and introduce on a timely basis new products that keep pace with technological developments and emerging industry standards and address the evolving needs of clients. There can also be no assurance that we will not experience difficulties that will result in delaying or preventing the successful development, introduction and marketing of new products in our existing markets or that our new products and product enhancements will adequately meet the requirements of the marketplace or achieve any significant degree of market acceptance. Likewise, there can be no assurance as to the acceptance of our products in new markets, nor can there be any assurance as to the success of our penetration of these markets, or to the revenue or profit margins with respect to these products. Our inability, for any reason, to develop and introduce new products and product enhancements in a timely manner in response to changing market conditions or client requirements could materially adversely affect our business, financial position, results of operations and cash flow.

In addition, we strive to achieve compatibility between our products and retail systems that we believe are or will become popular and widely adopted. We invest substantial resources in development efforts aimed at achieving such compatibility. Any failure by us to anticipate or respond adequately to technology or market developments could materially adversely affect our business, operating results and financial condition.

We may have difficulty implementing our products, which could damage our reputation and our ability to generate new business.

Implementation of our software products can be a lengthy process, and commitment of resources by our clients is subject to a number of significant risks over which we have little or no control. Delays in the implementations of any of our software products, whether by our business partners or us, may result in client dissatisfaction, disputes with customers, or damage to our reputation. Significant problems implementing our software can cause delays or prevent us from collecting fees for our software and can damage our ability to generate new business.

Errors or defects in our products could diminish demand for our products, injure our reputation and reduce our operating results.

Our products are complex and may contain errors that could be detected at any point in the life of the product. Errors may be found in new products or releases after shipment. Such errors could result in diminished demand for our products, delays in market acceptance and sales, diversion of development resources, injury to our reputation or increased service and warranty costs. If any of these were to occur, our operating results could be adversely affected.

We are highly dependent on a limited number of clients, the loss of one or more of which could have a material adverse effect on our business, operating results and financial condition.

We sell systems and services to a limited number of large clients. We can provide no assurance that the loss of one or more of these clients will not have a material adverse effect on our business, financial position, results of operations, and cash flows.

We have traditionally depended on our installed client base for future revenues from services and licenses of other products. If existing clients fail to renew their maintenance agreements, our revenues could decrease. The maintenance agreements are generally renewable annually at the option of the client and there are no mandatory payment obligations or obligations to license additional software. Therefore, current clients may not necessarily generate significant maintenance revenues in future periods. In addition, clients may not purchase additional products or services. Any downturn in software license revenues could result in lower services revenues in future quarters.

Our failure to manage our growth effectively could have a material adverse effect on our business, financial position, results of operations, and cash flows.

The growth in the size and complexity of our business and the expansion of our product lines and client base may place a significant strain on our management and operations. An increase in the demand for our products could strain our resources or result in delivery problems, delayed software releases, slow response time, or insufficient resources for assisting clients with implementation of our products and services, which could have a material adverse effect on our business, operating results and financial condition. We anticipate that continued growth, if any, will require us to recruit, hire and assimilate a substantial number of new employees, including consulting, product development, sales and marketing, and administrative personnel.

Our ability to compete effectively and to manage future growth, if any, will also depend on our ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our work force, particularly our direct sales force and consulting services organization. We can provide no assurance that we will be able to manage any future growth, and any failure to do so could have a material adverse effect on our business, financial position, results of operations, and cash flows.

The loss of our key personnel could have a material adverse effect on us.

Our future success depends in part on the performance of our executive officers and key employees. We do not have employment agreements with any of our executive officers. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, financial position, results of operations, and cash flows.

In addition, our failure to recruit and retain qualified accounting and finance personnel may result in excessive third party accounting and auditing costs and expenses in connection with compliance with the Sarbanes-Oxley Act, specifically in connection with Section 404 (internal control over financial reporting).

Our inability to attract, hire or retain the necessary technical and managerial personnel could have a material adverse effect on our business, financial position, results of operations, and cash flows.

We are heavily dependent upon our ability to attract, retain and motivate skilled technical and managerial personnel, especially highly skilled engineers involved in ongoing product development and consulting personnel who assist in the development and implementation of our total business solutions. The market for such individuals is intensely competitive. Due to the critical role of our product development and consulting staffs, the inability to recruit successfully or the loss of a significant part of our product development or consulting staffs could have a material adverse effect on us. The software industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. We can provide no assurance that we will be able to retain our current personnel, or that we will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract, hire or retain the necessary technical and managerial personnel could have a material adverse effect upon our business, financial position, results of operations, and cash flows.

If we become subject to adverse claims alleging infringement of third-party proprietary rights, we may incur unanticipated costs and our competitive position may suffer.

There has been a substantial amount of litigation in our industry regarding intellectual property rights. It is possible that in the future third parties may claim that our current or potential future solutions infringe on their intellectual property. We anticipate that product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows. Although we are not aware of any infringement by our technology on the proprietary rights of others and are not currently subject to any legal proceedings involving claimed infringements, we can provide no assurance that we will not be subject to such third-party claims, litigation or indemnity demands or that these claims will not be successful. If a claim or indemnity demand were to be brought against us, it could result in costly litigation or product shipment delays, or force us to stop selling or providing services or enter into costly royalty or license agreements.

We operate in a highly competitive market and can give no assurance that we will be able to compete successfully against our current or future competitors.

The market for retail information systems is intensely competitive. We believe the principal competitive factors are product quality, reliability, performance and price, vendor and product reputation, financial stability, features and functions, ease of use, quality of support, and degree of integration effort required with other systems. A number of companies offer competitive products addressing certain of our target markets. In addition, we believe that new market entrants may attempt to develop fully integrated systems targeting the retail industry. In the market for consulting services, we compete with various systems integrators. Many of our existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than we have. We can provide no assurance that we will be able to compete successfully against our current or future competitors or that competition will not have a material adverse effect on our business, operating results and financial condition.

Additionally, we compete with a variety of hardware and software vendors. Some of our competitors may have advantages over us due to their significant worldwide presence, longer operating and product development history, and substantially greater financial, technical and marketing resources. If competitors offer more favorable payment terms and/or more favorable contractual implementation terms or guarantees, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes would likely reduce our margins.

An increase in customer bankruptcies, due to weak economic conditions, could harm our business.

During weak economic times, there is an increased risk that certain of our customers will file bankruptcy. If a customer files bankruptcy, we may be required to forego collection of pre-petition amounts owed and to repay amounts remitted to us during the 90-day preference period preceding the filing. Accounts receivable balances related to pre-petition amounts may in certain of these instances be large due to extended payment terms for software license fees, and significant billings for consulting and implementation services on large projects. The bankruptcy laws, as well as specific circumstances of each bankruptcy, may limit our ability to collect pre-petition amounts. We also face risk from international customers that file for bankruptcy protection in foreign jurisdictions, in that the application of foreign bankruptcy laws may be more difficult to predict. Although we believe that we have sufficient reserves to cover anticipated customer bankruptcies, we can provide no assurance that such reserves will be adequate, and if they are not adequate, our business, operating results and financial condition would be adversely affected.

Our products and services could be vulnerable to unauthorized access and hacking.

Credit card issuers have promulgated credit card security guidelines as part of their ongoing effort to battle identity theft and credit card fraud. We continue to work with credit card issuers to assure that our products and services comply with the credit card associations’ security regulations and best practices applicable to our products and services. There can be no assurances, however, that our products and services are invulnerable to unauthorized access or hacking. Additionally, there can be no guarantee that our customers will implement all of the credit card security features that we introduce or all of the protections and procedures required by the credit card issuers, or that our customers will establish and maintain appropriate levels of firewall protection and other security measures. When there is unauthorized access to credit card data that results in financial loss, there is a potential that parties could seek damages from us. Additionally, changes in the security guidelines could require significant and unanticipated development efforts.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive offices are located Colorado Springs, Colorado that is occupied under an operating lease expiring in 2011. We believe that our existing facilities are adequate to meet our needs for the foreseeable future and that suitable alternative space is readily available should we choose to or be unable to renew our leases at the conclusion of their terms.

ITEM 3.  LEGAL PROCEEDINGS

This Note embraces all litigation items commenced, disposed of or otherwise resolved during the period November 1, 2004, through October 31, 2007.  Thereafter, one item of litigation is referred to in Note 7 hereinafter as a post-balance sheet event.

A)
On April 27, 2007, FWAG, a German corporation that had received 6,000,000 of the aggregate of 18,000,000 shares issued by the Company effective December 10, 2004, in exchange for 100% of the capital stock of friendlyway, Inc. (“FWI”), sued the Company in California Superior Court in response to the Company’s attempted cancellation of the shares received by FWAG.  The Company then instituted a separate action in California Federal District Court (No. C 07 02869 SBA) on June 1, 2007, against FWAG in which the Company alleged that it was fraudulently induced to acquire FWI and to issue 18,000,000 shares of its Common Stock in exchange therefore.  The Company sought rescission of the FWI transaction and, to prevent irreparable harm, moved on June 5, 2007, for a temporary restraining order to attempt to preserve the status quo.  (The named defendants in the Federal action were believed to own an aggregate of 15,576,000 of the 18,000,000 shares.)

The law is settled that a party seeking a temporary restraining order must demonstrate either (a) the combination of probable success on the merits or (b) serious issues being raised and the balance of hardships being in favor of the movant.  The Court ruled that the Company failed to show a likelihood of success on the Merits, that the securities fraud and breach of contract claims were time-barred, and that its allegations of fraud were precatory and, therefore, unsupported.

Subsequently, the Company was constrained to execute settlement agreements with each of the four named defendants.  Such settlements resolved the litigation instituted both by AG and by the Company.  Each such settlement agreement differed in content and result and in the disposition of the shares of Common Stock in issue.  The Company believes it to be significant that its then counsel did not raise the issues of (a) failure to deliver consideration by the shareholders of FWI and (b) damages sustained by the Company as the proximate cause of all AG-appointed Company directors resigning in December, 2006, resulting in only one director of the Company remaining and that such one director initiated the transaction that resulted in the dissipation of Company assets, the decline in the Company’s stock price, and the necessity that present management (from January, 2007) be compelled to effect a reorganization of the Company.

Additional litigation matters are discussed in Note 6 (Acquisitions).  The final resolution of the settlement reached with one of the four defendants mentioned in Note 6 is referred to in Note 10 (Subsequent Event) hereto.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Pink Sheets under the symbol “PSCP.” The following table sets forth the high and low reported intraday sale prices of our common stock during the past two fiscal years as reported by the Pink Sheets.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not represent actual transactions.  Although we are listed on the Pink Sheets, there can be no assurance that an active trading market for our stock will develop. Price quotations on the exchange will reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Should a market develop for our shares, the trading price of the common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results, announcements of technological innovations, new sales formats, or new services by us or our competitors, changes in financial estimates by securities analysts, conditions or trends in Internet or traditional retail markets, changes in the market valuations of other equipment and furniture leasing service providers or accounting related business services, announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, additions or departures of key personnel, sales of common stock and other events or factors, many of which are beyond our control. In addition, the stock market in general, and the market for instant messaging business services in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of the common stock, regardless of our operating performance.

Consequently, future announcements concerning us or our competitors, litigation, or public concerns as to the commercial value of one or more of our services may cause the market price of our common stock to fluctuate substantially for reasons which may be unrelated to operating results.  These fluctuations, as well as general economic, political and market conditions, may have a material adverse effect on the market price of our common stock.

Fiscal Year 2006	High	Low
Fourth Quarter	$1.01	$0.17
Third Quarter	$0.44	$0.15
Second Quarter	$0.51	$0.10
First Quarter	$0.55	$0.15

Fiscal Year 2005	High	Low
Fourth Quarter	$0.37	$0.19
Third Quarter	$0.48	$0.25
Second Quarter	$0.55	$0.33
First Quarter	$0.65	$0.23

As of September 22, 2008, there were approximately 541 holders of record of our common stock and a total of 81,784,989 shares of common stock outstanding.  No dividends have been paid on our common stock to date, and we do not anticipate paying any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Forward-looking statements in this report may include statements about:

•	our ability to obtain licenses to any necessary third-party intellectual property;

•	our ability to retain and hire necessary employees and appropriately staff our development programs;

•	our cash requirements; and

•	our financial performance.

There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include those that we discuss in this report under the caption “Risk Factors.” You should read these factors and the other cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Introduction

Management’s Discussion and Analysis (“MD&A”) is intended to facilitate an understanding of our business and results of operations. This MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes to consolidated financial statements included elsewhere in this report. MD&A consists of the following sections:

•	Overview: A summary of our business, financial performance and opportunities

•	Results of Operations: A discussion of operating results

•	Liquidity and Capital Resources: An analysis of cash flows, sources and uses of cash, contractual obligations and financial position

•	Critical Accounting Policies and Procedures: A discussion of critical accounting policies that require the exercise of judgments and estimates

•	Recent Accounting Pronouncements: A summary of recent accounting pronouncements and the effects on the Company

Overview

PSI Corporation, doing business as Pantel Systems, Inc. (“PSI” or “the Company”) is a full service kiosk and digital signage company that specializes in the placement and management of self-service kiosks throughout the country.  The e-banking kiosks follow a “general store” concept with multiple functions and profit centers. These kiosks come standard with the ability to process money transfers, cash dispensing, debit card dispensing and reloading, as well as bill payment

Management has devoted almost eighteen months to the development of the Company’s two product lines. Deliveries to customers of the first product line recently commenced; the first installations of the second product line occurred during the week of July 7, 2008.  Although the sales volume anticipated by the Company will require substantial additional working capital, the Company believes that the leasing of its products can be accomplished with lease financing.

Results of Operations

The Company earned revenue of $157,183 in the fiscal year ended October 31, 2006, compared to $2,005,739 in the 2005 fiscal year.  The Company’s net loss for the 2006 fiscal year was $8,044,568, compared to a net loss of $2,269,064 in the prior fiscal year.  The higher loss in the 2006 fiscal year was due in part to a loss on impairment of goodwill, loss on investments and forgiveness of indebtedness in the 2006 fiscal year.

Liquidity and Capital Resources

Cash Flows

Cash used in operations was $2,711,636 for the year ended October 31, 2006 compared to $1,329,170 of cash used in operations for the year ended October 31, 2005.

Cash flows from financing activities were $3,168,919 for the year ended October 31, 2006 due primarily to the $2.8 million in proceeds from long term notes payable and $500,000 in proceeds from the sale of common stock.

Cash and cash equivalents

We had cash and cash equivalents of $10,943 as of October 31, 2006.  Due to the substantial doubt of our ability to meet our working capital needs, history of losses and current shareholders’ deficit, in their report on the annual financial statements for the year ended October 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Critical Accounting Policies and Procedures and Recent Accounting Pronouncements

The Company’s critical accounting policies and procedures and recent accounting pronouncements are set forth in the Notes to our Consolidated Financial Statements set forth in Item 8 hereof.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are filed with this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at October 31, 2006 and 2005

Consolidated Statements of Operations for the years ended October 31, 2006 and 2005

Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended October 31, 2006 and 2005

Notes to Consolidated Financial Statements.

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of PSI Corporation

We have audited the accompanying consolidated balance sheets of PSI Corporation and its subsidiaries as of October 31, 2006 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity (deficit) for the year ended October 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PSI Corporation and its subsidiaries as of October 31, 2006 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses since inception and has relied on non-operational sources of financing to fund operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seligson & Giannattasio, LLP

White Plains, NY
October 23, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
PSI Corp. (formerly Friendlyway Corporation)
Colorado Springs, Colorado

We have audited the accompanying balance sheets of PSI Corp. (formerly Friendlyway Corporation) (the “Company”) as of October 31, 2005, and the related statements of operations, stockholders' deficiency, and cash flows for each of the year ended October 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PSI Corp. (formerly Friendlyway Corporation) as of October 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2006 raise substantial doubt about its ability to continue as a going concern. The 2005 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

Houston, Texas
January 20, 2006

PSI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
OCTOBER 31,

	2006	2005
ASSETS

CURRENT ASSETS

Cash	$10,943	$57,508
Accounts receivable, net	119,871	407,838
Inventory	59,328	159,403
Prepaid expenses	14,954	6,690

Total current assets	205,096	631,439

Furniture and equipment, net	4,750	54,874

Other Assets
Loans to formerly affiliated companies	455,776	0
Deferred expenses	1,107,976	0

Total Assets	$1,773,598	$686,313

The accompanying notes are an integral part of these consolidated financial statements

PSI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
OCTOBER 31,

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

	2006	2005
CURRENT LIABILITIES
Note payable - bank	$0	$49,851
Notes payable - other	0	90,000
Accounts payable	1,400,104	411,401
Due to Big Fish Marketing, LLC	100,000	0
Accrued liabilities	426,059	35,812
Common stock payable	0	2,366,657
Other current liabilities	0	183,644

Total current liabilities	1,926,163	3,137,365

Long- term debt	2,208,770	0
Notes payable - stockholder	0	294,113

Total liabilities	4,134,933	3,431,478

Stockholders’ Deficiency:
Preferred Stock, $.001 par value; 5,000,000 shares authorized, none issued and outstanding	0	0
Common Stock, .001 par value; 300,000,000 shares authorized, 64,467,396 and 25,428,130 shares issued and outstanding	64,467	25,428
Additional paid-in capital	8,559,432	204,965
Accumulated Deficit	(10,984,247)	(2,939,679)
Unearned compensation		(34,892)
Less: Treasury stock	(987)	(987)
Total Stockholders’ Deficiency	(2,361,335)	(2,745,165)

Total Liabilities and Stockholders’ Deficiency	$1,773,598	$686,313

The accompanying notes are an integral part of these consolidated financial statements

PSI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIENCY
YEARS ENDED OCTOBER 31,

	2006	2005

REVENUE	$157,183	$2,005,739
Cost of Revenue	128,202	1,587,289
Gross Profit	28,981	418,450

ADMINISTRATIVE EXPENSES	2,291,583	1,994,749
Stock based compensation	0	130,256

Loss from operations	(2,262,602)	(1,706,555)

OTHER INCOME (EXPENSES)
Loss on discontinued operations, net	(865,120)	0
Loss on extinguishment of debt	0	(581,199)
Interest, net	(1,202,789)	(69,382)
Other income (expense)	0	8,800
Loss (gain) on settlements	0	79,272
Loss on investments	(2,164,928)	0
Forgiveness of indebtedness	147,634
Loss on impairment of goodwill	(1,480,091)	0
Write-down of inventory	(216,672)	0

NET LOSS	$(8,044,568)	$(2,269,064)

Basic and diluted weighted shares outstanding	47,352,920	24,442,782

Basic and diluted loss per share	$(.17)	$(.09)

The accompanying notes are an integral part of these consolidated financial statements

PSI CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
YEARS ENDED OCTOBER 31, 2006 AND 2005

	Shares Of Common Stock	Common Stock	Additional Paid-In Capital	Unearned Compensation	Accumulated Deficit	Treasury Stock	Total Stockholders’ (Deficit)
Balance at October 31, 2004	18,000,000	$18,000	$182,143	$(145,179)	$(670,615)		$(615,651)
Effect of reverse merger	6,978,130	6,978	(29,948)			$(987)	(23,957)
Sale of common stock	450,000	450	103,050				103,500
Issuance of stock as compensation				40,179			40,179
Stock option expense				19,828			19,828
Stock options - cancellations			(50,280)	50,280			0

Net Loss					(2,269,064)		(2,269,064)

Balance, October 31, 2005	25,428,130	$25,428	$204,965	(34,892)	$(2,939,679)	(987)	$(2,745,165)
Stock option expense			7,216				7,216
Sale of common stock	5,000,000	5,000	495,000				500,000
Issuance of stock as compensation	20,185,371	20,186	1,807,758				1,827,944
Issuance of stock in connection with business acquisitions	11,770,562	11,770	5,052,368				5,064,138
Issuance of stock to settle debt	2,083,333	2,083	497,917				500,000
Issuance of warrants in connection with financing			529,100				529,100
Stock options - cancellations			(34,892)	34,892

Net Loss					(8,044,568)		(8,044,568)

Balance, October 31, 2006	64,467,396	64,467	8,559,432	0	(10,984,247)	(987)	(2,361,335)

These accompanying notes are an integral part of these consolidated financial statements.

PSI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31,

	2006	2005
OPERATING ACTIVITIES
Net Loss	$(8,044,568)	$(2,269,064)
Adjustments to reconcile net loss :
Depreciation	250	37,906
Bad debt expense	0	105,900
Forgiveness of indebtedness	(152,634)	0
Write down of inventory	216,672	0
Net loss on extinguishment of notes payable, stockholders	0	581,199
Gain on settlement of note payable, other	0	(69,000)
Gain on settlement of accounts payable	0	(10,272)
Issuance of warrants in connection with financing	529,100	0
Issuance of stock in connection with failed investment	2,164,928	0
Stock based compensation	729,450	40,179
Stock option expense	7,216	19,828
Impairment of goodwill	1.480,091	0
Accounts receivable	287,967	(101,655)
Inventories	100,075	(99,783)
Prepaid expenses	(8,264)	40,019
Accounts payable	1,273,015	129,306
Accrued liabilities	(1,294,934)	266,267
Net cash Provided By (Used in) operating activities	(2,711,636)	(1,329,170)

INVESTING ACTIVITIES
Net advances to formerly related parties	(498,848)	0
Purchase of fixed assets	(5,000)	(6,225)
Net cash Provided by (Used in) investing activities	(503,848)	(6,225)

FINANCING ACTIVITIES
Proceeds from long term debt	2,808,770	1,150,000
Proceeds from sale of common stock	500,000	103,500
Repayment of long term debt	(139,851)	0

Net cash provided by (utilized by) financing activities	3,168,919	1,253,500

INCREASE (DECREASE) IN CASH	(46,565)	(81,895)
Cash, beginning of year	57,508	139,403

Cash, end of year	10,943	57,508

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for interest	$23,738	$9,272

Cash paid during the year for income taxes	$0	$0

The accompanying notes are an integral part of these consolidated financial statements

PSI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 OCTOBER 31, 2005 AND 2006

1.	ORGANIZATION AND GOING CONCERN

Organization

PSI Corporation (the “Company”) was organized under the laws of Nevada in June, 1991, and is a full service kiosk and digital signage company that specializes in the placement and management of self-service kiosks throughout the country.  The e-banking kiosks follow a “general store” concept with multiple functions and profit centers. These kiosks come standard with the ability to process money transfers, cash dispensing, debit card dispensing and reloading, as well as bill payment.

The Company’s kiosks provide consumers with information and functionality needed to perform any of their banking needs and more. Digital signage screens attached to the kiosks provide advertising opportunities for both national and local advertisers.

The Company has two vertical products: full motion video digital signage and full service e-banking kiosks.

The Company’s full service e-banking kiosks are fully functional automated teller machines, allowing consumers to process balance inquiries, withdrawals from checking and savings accounts as well as credit cards and the ability to receive cash in multiple denominations with a multilingual interface.  Consumers can cash payroll checks, with real-time visual and biometric validation.  When cashing a payroll check, consumers can choose to receive cash instantly or load funds onto a debit card.  24-hour customer support is available via the attached handset.  In addition, consumers can choose from hundreds of gift cards to purchase, may purchase pre-paid debit cards, may pay online bills with cash, check or credit card and may purchase domestic and international calling cards or talk time for cell phones.

As of December, 2004, the Company was a non-operating public shell corporation.  A summary of the successive name changes of the Company appears in the first paragraph of Note 6.  Prior to December 10, 2004, the Company’s operations consisted of administrative costs necessary to maintain the Company and seeking to identify potential operating entities.  The Company became an operating entity when such quest resulted in the transaction set forth in the next paragraph.

On December 10, 2004, the Company entered into a reverse merger transaction with friendlyway, Inc., (“FWI”), an ostensible full-service solutions provider of interactive customer communications systems and applications.  As a result of this transaction the six stockholders of FWI became the controlling stockholders of the Company.  This reverse merger transaction was accounted for as a recapitalization of FWI, as FWI became the accounting acquirer, effective December 10, 2004.

FWI was an early stage business with a limited operating history.  However, assumptions furnished the Company by FWI induced the Company to believe FWI to be a potentially high growth entity with the ability to raise the capital required to fund its promised expansion and working capital needs.

The Company is of the view that none of the Assumptions motivating the acquisition of FWI were either accurate or capable of being fulfilled.  The paramount failure was the refusal of the principal shareholder of FWI to merge its Munich-based operations with those of FWI.  The refusal by this 30% (6,000,000 shares) shareholder of FWI (out of an aggregate of 18.000,000 shares issued by the Company in exchange for FWI), to become part of the public entity (which refusal was manifested in the December 2005, resignations of all of the Munich designees on the Board of the public entity), meant that anticipated financing to be provided by Munich would not be forthcoming, that there would not be significant world-wide sales of FWI products, and that the operations of FWI would have to be curtailed.  The one remaining director of the Company then terminated the operations of FWI and turned the Company over to a privately-held entity without audited financial statements, each occurring in the Spring of 2006.

Going Concern

The Company’s consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern, which contemplates the continuation of operations, the realization of assets and the liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result from the Company being unable to continue as a going concern.  At October 31, 2006, the Company had total assets of $1,773,598 and liabilities of $4,134,933 in addition to net losses accumulated since inception totaling $10,984,247.  Management has indicated that it is cognizant of the need to raise additional capital not only to meet its financial obligations but also to expand the business.  (Between November 1, 2006 and July 31, 2008, the Company raised an additional $3,390,000.)  These factors cumulatively indicate that there is substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles.  The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States.

Allowance For Doubtful Accounts.  The allowance for doubtful accounts reflects PSI’s best estimate of probable losses inherent in the accounts receivable balance.  PSI determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

Cash and Cash Equivalents.  PSI considers all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents.  The fair value of these investments will approximate their carrying value.  In general, investments with original maturities of greater than three months and remaining maturities of less than one year will be classified as short-term investments.  Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.  All cash equivalents and short-term investments are classified as available for current operations.  All cash equivalents and short-term investments are classified as available for sale and are recorded at market value using the specific identification method.

Equity and other investments may include both debt and equity instruments.  Debt securities and publicly traded equity securities will be classified as available for sale and will be recorded at market using the specific identification method.

Fair Value. The carrying amounts of cash and cash equivalents, trade receivables, accounts payable, notes payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

Goodwill.  Goodwill was tested for impairment during the fiscal year ended October 31, 2006 using a fair-value-based approach.  A full impairment of the goodwill was identified and reflected in the statement of operations during the year tested.

Income Taxes.  Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  The Company had deferred tax assets of approximately $2,400,000 as of October 31, 2006, related primarily to net operating loss carryforwards (“NOL”), which have yet to be utilized.  At October 31, 2006, the Company had an operating loss carryforward of approximately $6,026,000, which expire through 2026.  Also, the utilization of these losses, if available, to reduce the future income taxes, will depend upon the generation of sufficient taxable income prior to the expiration of the NOL.  Therefore, at October 31, 2006, the Company established a 100% valuation allowance against the deferred tax assets as the likelihood of recognizing this benefit cannot be certain

The Company has not filed federal or state income tax returns for the year ended October 31, 2006.  The Company does not expect to owe any taxes on that return.

Inventories.  Inventories are stated at the lower of cost or market, using the average cost method.  Cost includes materials, labor, and manufacturing overhead related to the purchase and production of  inventories.  PSI will regularly review inventory quantities on hand, future purchase commitments with its suppliers, and the estimated utility of its inventory.  If such review indicates a reduction in utility below carrying value, PSI will reduce its inventory to a new cost basis.  The Company reflected a reduction in the carrying value of the inventory as of October 31, 2006 totaling $216,672, in order to reduce the carrying value to its net realization value.

Loss per Common Share.  In 1998, the Company adopted SFAS No. 128, “Earnings Per Share” (“EPS”), which provides for the calculation of basic and diluted EPS.  Basic EPS includes no dilution and is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the income (loss) of the Company.  The effect of the potentially dilutive shares for the years ended October 31, 2005 and 2006 have been ignored, as their effect would be antidilutive.  Potentially dilutive securities outstanding at October 31, 2005 and 2006 totaled 2,556,000 and 8,923,825, respectively.

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of PSI Corporation and its wholly owned subsidiaries (collectively referred to as the “Company” or “PSI”) after elimination of all significant intercompany balances and transactions.  Consolidated subsidiaries include friendlyway, Inc. (December 2004, through May, 2006), and Big Fish Marketing Group, LLC (August, 2006, to the date hereof).

Product Warranty.  PSI provides for the estimated costs of hardware and software warranties at the time the related revenue is recognized.  For hardware warranty, PSI estimates the costs based on historical and projected project failure rates, historical and projected repair costs, and knowledge of specific product failures (if any).  The specific hardware warranty terms and conditions vary depending upon the product sold and country in which PSI will do business, but generally include technical support, parts, and labor over a period generally ranging from 90 days to three years.  For software, PSI estimates the costs to provide bug fixes, such as security patches, over the estimated life of the software.  PSI will regularly reevaluate its estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary. Sales subject to warranty were immaterial during the years ended October 31, 2006.

Property and Equipment.  Property and equipment is stated at cost and depreciated using the straight-line method over the estimated life of approximately five years.

Revenue Recognition.  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable.  In the event PSI should enter into contracts where it is obligated to deliver multiple products and/or services, total revenue will be generally allocated among the products based upon the sale price of each product when sold separately.

In the event PSI should in the future license or lease its products (rather than effect outright sales of the same), revenue derived therefrom will be treated as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the billing coverage period.  PSI’s potential multiple year licensing/lease transactions may include the right to receive future updated improvements to its product line.  Some multi-year licensing/lease arrangements may include a perpetual license for current products combined with rights to receive future improved/updated versions of such products.  Online advertising revenue derived from the kiosks and signage products are and will be recognized as advertisements are displayed.  Costs related to PSI’s product line are recognized when the related revenue is recognized.

Use of Estimates and Assumptions.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Concentration of Credit Risk.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash.  The Company maintains substantially all its cash balances in a limited number of financial institutions.  The balances are insured by the Federal Deposit Insurance Corporation up to $100,000.  At October 31, 2006 and 2005, the Company’s did not have any uninsured balances, although the balances may exceed the insured limits at times during the year.

Recently Issued Accounting Standards

In June, 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertaintyin Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  The Interpretation provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Under FIN No. 48, PSI may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN No. 48 is effective for PSI beginning November 1, 2007.  The adoption of FIN No. 48 is not expected to have a material impact on the Company.  .

In June, 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.”  EITF Issue No. 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period.  EITF Issue No. 06-2 is effective for PSI beginning November 1, 2007.  The cumulative effect of the application of this consensus on prior period results should, in the future, be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.  Elective retrospective application is also permitted.

In fiscal year 2007, we adopted Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements.  SAB No. 108 requires companies to quantify misstatements using both a balance sheet (iron curtain) and an income statement (rollover) approach to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors, and provides for a one-time cumulative effect transition adjustment.  The adoption of SAB No. 108 will not have an impact on PSI’s financial statements.

In September, 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  This statement is effective for us beginning November 1, 2008.

In February, 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 will afford PSI the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings.  No. 159 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  SFAS No. 159 is effective for PSI beginning November 1, 2008, although earlier adoption is permitted.

3.	FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following:

	October 31
	2006	2005
Rental equipment	$--	$92,674
Office Equipment	5,000	14,035
	5,000	106,709

Less Accumulated
Depreciation	250	51,835
	$4,750	$54,874

For the fiscal years ended October 31, 2006 and 2005, depreciation expense, respectively, amounted to $250 and $37,906.

4.	INVENTORIES

Inventories consist of the following:

	October 31,
	2006	2005
Raw Materials	$-	$37,992
Finished Goods	59,238	121,411
TOTAL	$59,238	$159,403

5.	STOCKHOLDERS’ EQUITY

Stock Incentive Plan.   The Company does not have a stock or option incentive plan.  Any grants of stock or options are made pursuant to approval of the board of directors or shareholders, as applicable.

Increase in Authorized Common Shares

In April 2005, the Company filed an Amendment to its Articles of Incorporation to increase the Company’s authorized shares to 100,000,000 shares of common stock, par value $0.001 per share. There was no increase in the existing 5,000,000 authorized shares of preferred stock, par value $0.001 per share.  In September 2006, the Company filed an Amendment to its Articles of Incorporation to increase the Company’s authorized shares to 300,000,000 shares of common stock, par value $0.001 per share.

Common Stock Issuances

In April 2005, the Company entered into a Stock Purchase Agreement with a former officer of the Company and sold 450,000 shares of the Company’s common stock for $103,500.

In October 2006, the Company sold 5,000,000 shares of its common stock, pursuant to an exemption from registration, at $.10 per share.

6.	ACQUISITIONS

Since inception, the corporate name of the Company has been changed successively:  Global Spill Management, Inc. (1991-1998); Biofarm, Inc. (1998-2005); Friendlyway Corporation (2005-2006); and PSI Corporation (2006-to date).  Hereinafter, the Company is referred to as “PSI” or the “Registrant.”  The management of PSI as of the date hereof assumed their respective offices subsequent to the transactions described in this note.

A)
Failed Acquisition of Pantel.  As previously reported in Form 8-K and Form 8-K/A filings dated respectively, May 3, 2006, and July 12, 2006, Friendlyway Corporation (“FC”) entered into an agreement, dated April 27, 2006, to acquire 100% of the capital stock of Pantel Systems, Inc. (“Pantel”).  Such agreement was manifestly deficient in that it contained inadequate representations and warranties, it did not require the receipt by FC of audited financial statements of Pantel for the preceding two-year period, its escrow provisions (the deposit into an escrow account of an aggregate of 8,600,000 of the twenty million shares to be issued by FC in exchange for 100% of Pantel) were not complied with, and its very execution was violative of Rule 14f-1 (1934 Act) and Item 9.01 of Form 8-K.

For accounting purposes, Pantel would have been considered the acquiring party had the agreement to acquire Pantel been effective.  In such event, the Pantel acquisition would have been accounted for as a reverse purchase in accordance with Generally Acted Accounting Principles (GAPP) and with the management of Pantel in control of PSI.  Notwithstanding the deficiencies in the agreement noted above, the management of Pantel became the directors and officers of PSI. Simultaneously with the acquisition of Pantel, PSI ceased all of its operating activities and friendlyway, Inc. (its sole operating subsidiary) discontinued its operations.

Predicated upon a legal opinion received by the present management of PSI concerning the legal status of the 20,000,000 shares of PSI Common Stock to be issued by PSI in exchange for 100% of the Pantel capital stock, the present management of PSI considers the failed acquisition of Pantel to have been a nullity, to have been void ab initio, and to have never been consummated.  Accordingly, the accounts and operations of Pantel (which, in any event were de minimis) have been omitted from PSI’s consolidated financial statements.  All Common Stock and per share amounts from the date of the failed acquisition of Pantel to October 31, 2006, have been retroactively adjusted to reflect the nullification of the issuance of the 20,000,000 PSI shares.

With respect to the accounting issue presented by the rescission, effective October 31, 2006, of the proposed Pantel transaction, namely, whether rescission voids the proposed Pantel transaction nunc pro tunc or whether recession requires treatment of the Pantel acquisition as a discontinued operation requiring inclusion of Pantel in the PSI consolidated financial statements for the fiscal year ended October 31, 2006, PSI believes that such decision must be decided upon the facts peculiar to the proposed Pantel transaction.  In that regard, PSI learned that the Escrow Agreement included as part of the Pantel acquisition agreement, was never actually consummated.  The designated escrow agent received neither the 8,600,000 PSI shares nor 100% of the capital stock of Pantel.  The failure to deliver a certificate representing 100% of the capital stock of Pantel is evidence that PSI never took possession of Pantel and cannot be deemed ever to have controlled Pantel.  The foregoing failures support the PSI position that the proposed Pantel acquisition was void ab initio.  The legal opinion received by PSI supports this conclusion.

Additional evidence of the failure to consummate the proposed acquisition of Pantel consists of the following:

i.
the July 12, 2006, Form 8-K/A filing of PSI signed by the sole shareholder of Pantel specifically states that “no shares of common stock have been issued to consummate the acquisition of Pantel” and that the obligation to deliver to the escrow agent has not been honored.  No subsequent Form 8-K filing reflects either the issuance of the 20,000,000 PSI shares or the failure to deliver to the escrow agent;

ii.	all of the 20,000,000 PSI shares delivered to the sole shareholder of Pantel have been returned to PSI and the directors and officers of PSI named by Pantel have resigned;

iii.
Rule 14f-1 of the 1934 Act was violated when the Pantel management, then in control of PSI, failed to advise the SEC of the change in the majority of the Board of Directors of PSI and that such change was not approved by the Shareholders of PSI;

iv.	Neither the Form 8-K nor the Form 9-K/A filings signed by the solo shareholder of Pantel contained the audited financial statements of Pantel required to be filed by Item 9.01 of Form 8-K; and,

v.
The sole shareholder of Pantel did not comply with the requirement to file Schedule 13D pursuant to the 1934 Act, indicating his ownership of more than five (5%) of the issued and outstanding shares of PSI Common Stock.

Predicated upon all of the foregoing, PSI has concluded that the proposed transaction between PSI and Pantel never, in point of fact, was consummated pursuant to the May 3, 2006, agreement.  Therefore, the operations of Pantel never belonged to PSI and should not be included in the PSI financial statements for the fiscal period ended October 31, 2006, and the fiscal year ended October 31, 2007.

B)
Failed Acquisition of Ignition Media Group, LLC.  As previously reported in a Form 8-K filing dated August 25, 2006, a wholly-owned subsidiary of FC entered into an Asset Purchase Agreement (“ASP”), dated August 22, 2006, to acquire substantially all of the assets of Ignition Media Group, LLC (“IMG”), a Pennsylvania limited liability company.  The Registrant was not a signatory to such ASP.  The wholly-owned subsidiary of the Registrant agreed to purchase the assets of IMG for $1,000,000 in cash and an aggregate of 6,818,182 shares of the parent Registrant’s Common Stock.  The $1,000,000 was to have been paid in twelve equal monthly installments of $83,333.33 each.  The initial installment payment was made at closing.  The 6,818,182 shares of the Registrant’s Common Stock were represented as having an agreed aggregate value of $1,500,000.  Thus, the aggregate consideration to be paid by the subsidiary for the assets of IMG amounted to $2,500,000 plus the assumption of $180,000 in debt.

As reported in a Form 8-K filing dated November 13, 2007, the Registrant and IMG entered into a Settlement Agreement and Release (“SAR”) dated November 9, 2007.  Such SAR resolved all issues involved in a February 1, 2007, lawsuit initiated by IMG against the subsidiary and counterclaims interposed by the Registrant on May 14, 2007.  The Registrant was not named as a party defendant in the action initiated by IMG.  However, then counsel for the Registrant named the Registrant as the plaintiff in the counterclaim interposed in the action initiated by IMG.  The SAR obligated IMG to return to the Registrant for cancellation an aggregate of 3,318,182 shares of the initial 6,818,182 shares issued to IMG pursuant to the ASP.  The SAR acknowledged that the Registrant was not then current in its required 1934 Act filings and that, therefore, Rule 144 was not applicable to the remaining 3,318,182 shares.  The SAR also obligated the Registrant to pay to IMG the additional sum of $100,000.  (In some instances, references herein to IMG refer to the shareholder(s) thereof.)

C)
Failed Acquisition of Captive Audience LLC.  As previously reported in a Form 8-K filing dated August 25, 2006, a wholly-owned subsidiary of FC entered into an Asset Purchase Agreement (“ASP”), dated May 18, 2006, to acquire substantially all of the assets of Captive Audience LLC (“CA”), a New Jersey limited liability company.  The Registrant was not a signatory to such ASP.  The wholly-owned subsidiary of the Registrant agreed to purchase the assets of CA for $1,000,000 in cash and an aggregate of 5,909,591 shares of the parent Registrant’s Common Stock.  The $1,000,000 was to have been paid in twelve equal monthly installments of $83,333.33 each.  The initial installment payment was made at closing.  The 5,909,591 shares of the Registrant’s Common Stock were represented as having an agreed aggregate value of $1,300,000.  Thus, the aggregate consideration to be paid by the subsidiary for the assets of CA amounted to $2,300,00.

As reported in a Form 8-K filing dated November 22, 2006, the Registrant and CA entered into a Settlement Agreement (“SA”), dated November 17, 2006.  Such Settlement Agreement resolved all issues involved in a lawsuit initiated on October 18, 2006, by CA against the subsidiary.  The Registrant was not named as a party defendant in the action instituted by CA.  The subsidiary of the Registrant, an entity known as Pantel Systems, Inc., and Friendlyway Inc., a former subsidiary, the operations of which ceased as of July 31, 2006, were the named defendants.  The lawsuit alleged that the purchase of the assets of CA by the subsidiary pursuant to the ASP originally dated May 18, 2006, the addendum thereto dated August 10, 2006, and the closing thereof dated August 22, 2006, resulted in the default by the subsidiary in the payment of $872,809.95 of the cash portion of the purchase price for CA.  The lawsuit also alleged the failure by the subsidiary to deliver to CA the 5,909,591 shares of the Registrant’s Common Stock.

The SA provided for the rescission of the transaction between CA and the subsidiary, the retention by CA of $195,000 of the cash portion of the purchase price previously received by CA, and the payment of the additional sum of $90,000 to CA.  CA agreed to relinquish all right, title and interest in and to the 5,909,591 shares of Common Stock to be issued to CA and to surrender the promissory note it had previously received at closing in the amount of $872,809.85.  (In some instances, reference herein to CA refers to the shareholder(s) thereof.)

D)
Consequences of Failed Acquisitions.  The Company has entered into several contracts relating to the proposed acquisitions of businesses.  In connection with such contracts, the Company may have made cash advances to such proposed acquirees.  Each of these investments (with the exception of Big Fish Marketing Group, the one remaining operating subsidiary included in these consolidated financials), has been abandoned and the contracts terminated at October 31, 2006.  Abandoned investments for the fiscal year ended October 31, 2006, resulted in charges to operations of $2,165,000.  These financial statements include the operations of FWI for the period December 10, 2004, through July 31, 2006.

The three failed acquisitions mentioned in this note, all of which were initiated and consummated by prior alleged management of the Registrant, have all been disavowed by present management.  The resolution by present management of the three transactions is not to be construed in any manner as the ratification of the acquisitions initiated and consummated by prior management.

E)
Acquisition of Big Fish.   On August 7, 2006, the Company acquired substantially all of the assets of Big Fish Marketing Group, Inc, a Colorado corporation (“Big Fish”) pursuant to an Agreement and Plan of Reorganization (the “Purchase Agreement”) effective July 26, 2006. In consideration for the Purchase Agreement, the Company paid to Big Fish $150,000 (the “Cash Consideration”) in cash and delivered 4,952,380 shares of the Company’s common stock (having an agreed-upon aggregate value of $1,350,000).

7.	LITIGATION

This Note embraces all litigation items commenced, disposed of or otherwise resolved during the period November 1, 2004, through October 31, 2007.  Thereafter, one item of litigation is referred to in Note 10 hereinafter as a post-balance sheet event.

B)
On April 27, 2007, FWAG, a German corporation that had received 6,000,000 of the aggregate of 18,000,000 shares issued by the Company effective December 10, 2004, in exchange for 100% of the capital stock of friendlyway, Inc. (“FWI”), sued the Company in California Superior Court in response to the Company’s attempted cancellation of the shares received by FWAG.  The Company then instituted a separate action in California Federal District Court (No. C 07 02869 SBA) on June 1, 2007, against FWAG in which the Company alleged that it was fraudulently induced to acquire FWI and to issue 18,000,000 shares of its Common Stock in exchange therefore.  The Company sought rescission of the FWI transaction and, to prevent irreparable harm, moved on June 5, 2007, for a temporary restraining order to attempt to preserve the status quo.  (The named defendants in the Federal action were believed to own an aggregate of 15,576,000 of the 18,000,000 shares.)

The law is settled that a party seeking a temporary restraining order must demonstrate either (a) the combination of probable success on the merits or (b) serious issues being raised and the balance of hardships being in favor of the movant.  The Court ruled that the Company failed to show a likelihood of success on the Merits, that the securities fraud and breach of contract claims were time-barred, and that its allegations of fraud were precatory and, therefore, unsupported.

Subsequently, the Company was constrained to execute settlement agreements with each of the four named defendants.  Such settlements resolved the litigation instituted both by AG and by the Company.  Each such settlement agreement differed in content and result and in the disposition of the shares of Common Stock in issue.  In sum, the settlements resulted in the net cancellation of 4,401,906 shares of Common Stock and the release of AG claims to an additional 18 million shares thereof.  The Company believes it to be significant that its then counsel did not raise the issues of (a) failure to deliver consideration by the shareholders of FWI and (b) damages sustained by the Company as the proximate cause of all AG-appointed Company directors resigning in December, 2006, resulting in only one director of the Company remaining and that such one director initiated the transaction that resulted in the dissipation of Company assets, the decline in the Company’s stock price, and the necessity that present management (from January, 2007) be compelled to effect a reorganization of the Company.

C)
Additional litigation matters are discussed in Note 6 (Acquisitions).  The final resolution of the settlement reached with one of the four defendants mentioned in Note 6 is referred to in Note 10 (Subsequent Event) hereto.

8.	DEBT

Round A Secured Term Loans

In August 2006, the Company entered into secured term notes (“Round A Notes”) with several unrelated parties totaling $282,500.  The Round A Notes were due on February 18, 2009 and incurred an interest rate of the greater of 12% per annum or the prime interest rate plus 4%.  Among other provisions, the Round A Notes provided for monthly repayments of principle and interest over a 28 month period commencing in October 2006.  The Company failed to make the required payments at that time.  Pursuant to the default provisions of the note, the Company incurred a 25% default penalty payment of the then outstanding balance.  The Company recorded a $43,750 penalty during the year ended October 31, 2006 which it reflected as additional interest expense.

In connection with the Round A Notes, the Company also issued warrants to purchase 4,900,000 shares of the Company’s common stock at an exercise price of $.01.  The warrants may be exercisable at any time for a period of 7 years.  In connection with the issuance of the warrants, the Company has reflected a value for the warrants of $96,023.  The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 4.86%; and expected lives of 5 years. The warrants meet the requirements to be classified as equity.  The value of the warrants was reflected as additional interest and expensed on the date of issuance.

In August 2007, the Company entered into exchange agreements with the holders of the Round A Notes whereby the notes were converted into 2,280,500 shares of the Company’s common stock.

Round B-1 Convertible Term Loans

In July 2006, the Company entered into convertible term notes (“Round B-1 Notes”) with several unrelated parties totaling $830,000.  The Round B-1 Notes were due on January 19, 2009 and incurred an interest rate of 14% per annum.  Among other provisions, the Round B-1 Notes provided for monthly repayments of principle and interest over a 28 month period commencing in October 2006.  The Company failed to make the required payments at that time.  Pursuant to the default provisions of the note, the Company incurred a 25% default penalty payment of the then outstanding balance.  The Company recorded a $207,500 penalty during the year ended October 31, 2006 which it reflected as additional interest expense.

In connection with the Round B-1 Notes, the Company also issued warrants to purchase 1,976,191 shares of the Company’s common stock at an exercise price of $.19.  The warrants may be exercisable at any time for a period of 5 years.  In connection with the issuance of the warrants, the Company has reflected a value for the warrants of $41,912.  The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 5.06%; and expected lives of 2.5 years. The warrants meet the requirements to be classified as equity.  The value of the warrants was reflected as additional interest and expensed on the date of issuance.

In August 2007, the Company entered into exchange agreements with the holders of the Round B-1 Notes whereby the notes were converted into 8,300,000 shares of the Company’s common stock.  In addition, the warrants were exchanged for new warrants to purchase 1,976,191 shares of the Company’s common stock which may be exercised at any time over a 5 year period at an exercise price of $.19 per share.  No additional expense was recorded for these warrants as the additional cost was not material.

Round B-2 Convertible Term Loans

In October 2006, the Company entered into convertible term notes (“Round B-2 Notes”) with several unrelated parties totaling approximately $960,000.  The Round B-2 Notes were due on November 11, 2009 and incurred an interest rate of 14% per annum.  Among other provisions, the Round B-2 Notes provided for monthly repayments of principle and interest over a 28 month period commencing in December 2006.  The Company failed to make the required payments at that time.  Pursuant to the default provisions of the note, the Company incurred a 25% default penalty payment of the then outstanding balance.  The Company recorded a $240,000 penalty during the year ended October 31, 2007 which it reflected as additional interest expense.

In connection with the Round B-2 Notes, the Company also issued warrants to purchase 2,047,634 shares of the Company’s common stock at an exercise price of $.14.  The warrants may be exercisable at any time for a period of 5 years.  In connection with the issuance of the warrants, the Company has not reflected a value for the warrants as the value was not material.  The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 5.06%; and expected lives of 2.5 years.

In August 2007, the Company entered into exchange agreements with the holders of the Round B-1 Notes whereby the notes were converted into 9,599,980 shares of the Company’s common stock.  In addition, the warrants were exchanged for new warrants to purchase 2,047,634 shares of the Company’s common stock which may be exercised at any time over a 5 year period at an exercise price of $.19 per share.  No additional expense was recorded for these warrants as the additional cost was not material.

Big Fish Notes

In May and June 2006, the Company entered into notes payable aggregating $45,000 with two unrelated parties.  The notes are due three years from the date of issuance and incur interest at the rate of 10% per annum.  Interest on the notes is payable on a quarterly basis.

Shelter Island Opportunity Fund Notes

In August 2006, the Company entered into a note agreement for the payment of consulting fees to an unrelated party totaling $98,770.  The note is due on October 31, 2008 with 11 monthly payments commencing on January 31, 2007 and incurs interest at the rate of 12.25% per annum.  Interest on the notes is payable on a monthly basis commencing November 30, 2007.

Miller Financial Network Note

In June 2006, the Company entered into a note agreement with an unrelated party totaling $100,000.  The note incurred interest at the rate of 10% per annum.  In January 2007, the Company was notified that the note was in default and the holder had elected to accelerate the note.  The Company has been making payments monthly payments towards the interest, legal costs and principle on the note.  At October 31, 2007, there was $97,800 in principle remaining on the note.

9.	COMMITMENTS

Operating Leases

The Company leases office space and equipment under non-cancelable operating lease agreements expiring through fiscal 2012. These leases contain renewal options and the Company is responsible for certain executory costs, including insurance, maintenance, taxes and utilities.

The approximate minimum rental commitments under noncancelable operating leases that have remaining noncancelable lease terms in excess of one year at October 31, 2007 are as follows (in thousands):

Years Ending October 31	Future Minimum Lease Payments
2007	$46,140
2008	48,447
2009	50,754
2010	53,061
2011	55,368
Total	$253,770

Employment Agreements
None of the Company’s employees is currently bound by an employment agreement with the Company or any of its subsidiaries.

10.	SUBSEQUENT EVENTS

Settlement with Former Chief Financial Officer.  On June 13, 2008, Henry C. Lo, the former Chief Financial Officer of Friendlyway Corporation, completed his obligations pursuant to a settlement agreement executed in November, 2007, that terminated litigation instituted by the Registrant against him.  Mr. Lo delivered to the Registrant 700,000 shares of Registrant’s Common Stock and $20,000 in cash.  The settlement agreement did not purport to extinguish any claims by the Registrant arising out of the FWI transaction and the resolution thereof.  See Note 6 (“Acquisitions”).

Bridge Loans

In February and March 2007, the Company entered into notes (“Bridge Notes”) with several unrelated parties totaling approximately $325,000.  The Bridge Notes were due on November 11, 2009 and incurred an interest rate of 12% per annum.

In August 2007, the Company entered into exchange agreements with the holders of 300,000 of the Bridge Notes whereby the notes were converted into 3,000,000 shares of the Company’s common stock.  The remaining $25,000 remains outstanding at October 31, 2007.

Round D Loans

From May through October 2007, the Company entered into notes (“Round D Notes”) with several unrelated parties totaling approximately $1,520,000.  The Round D Notes were incur interest at a rate of 12% per annum, payable semi-annually.  Subsequent to October 31, 2007, the Company sold an additional $1,075,000 of the Round D Notes.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of October 31, 2006 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (SEC) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us, including our consolidated subsidiary, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Controls — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and the related guidance provided in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies also issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Controls — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2006.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.
PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers, directors and key personnel of the Company as of October 31, 2006, are as follows:

David Lott, Chairman of the Board.  Mr. Lott was appointed as our Chairman of the Board in July 2006.  Mr. Lott, with 20 years experience in business development and management in both the private and public sector, has been a mainstay in the digital signage industry since founding Limelight Media Group, Inc. in 1999. He held the position of Chairman and Chief Executive Officer of the public company until June 2005, when he orchestrated Limelight’s acquisition of Impart, Inc., creating Impart Media Group. Lott remained as CEO of Impart during the integration of the combined companies until his departure in March 2006.

Kenneth Upcraft, President, Chief Executive Officer and Director.  Mr. Upcraft was appointed as our President, Chief Executive Officer and Director in May 2006.  Since its inception in February 2005, Mr. Upcraft served as president and chief executive of Pantel Systems, Inc. Mr. Upcraft served as president of USURF America, Inc. from April 2002 until August 2004. Mr. Upcraft served as vice president of Netbeam from February 2001 until March 2002. From June 1993 until March 2001, Mr. Upcraft operated a consultancy focused on providing professional services to telecommunications and Internet service providers, including wireless Internet access providers.

No director, officer or affiliate of the Company is an adverse party to the Company or any of its subsidiaries in any material proceeding.

The Company’s Board of Directors does not have an audit committee and no determination has been made as to whether any member of the Board of Directors qualifies as an audit committee financial expert as defined in Item 401 of Regulation S-B.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in 2006 and 2005, we believe all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons.

Code of Ethics

The Company does not currently have a code of ethics applicable to its principal executive and financial officers.  Prior to the FWI transaction and after the rescission of the Pantel transaction, the Company did not believe such a code was necessary as the Company had limited operations.  The Board of Directors intends to consider adopting such a code.

ITEM 11.  EXECUTIVE COMPENSATION

None of the directors and officers of the Company has received any renumeration of any kind (including reimbursement of expenses or equity compensation) during the period November 1, 2005, through October 31, 2006.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Not applicable at this time.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related-Party Transactions

None.

Director Independence.

None of our directors is independent.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

a)
Audit Fees.  The aggregate fees billed for the 2006 fiscal year for professional services rendered by the independent auditor for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q, or services that are normally provided by the accountant in connection with the statutory and regulatory filings or engagements for such fiscal year, amounted to $30,000.

b)
Audit Related Fees.  There were no fees billed in the last fiscal year for assurance and related services by the independent auditor that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Item 9(e) (1) of Schedule 14A.

c)	Tax Fees. There were no fees billed in the last fiscal year for professional services rendered by the independent auditor for tax compliance, tax advice and tax planning.

d)	All Other Fees. There were no fees billed in the last fiscal year for products and services provided by the independent auditor other than the services reported in the three preceding paragraphs.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements and Schedules:

Financial statements as of October 31, 2006 and 2005, and for the two years ended October 31, 2006, are included in Item 8. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits:

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit		Incorporated by Reference
No.	Description	Form	Date of Filing	Filed Herewith
3.1	Certificate of Incorporation	10-K	March 9, 2006
3.2	Bylaws	10-K	March 9, 2006
4.1	Form of Common Stock Certificate	10-K	March 9, 2006
10.2	Office Lease Agreement	10-K		X
21.1	Subsidiaries of the Company			X
23.1	Consent of Seligson & Giannattasio, Independent Registered Public Accounting Firm			X
23.2	Consent of Lopez Blevins, Independent Registered Public Accounting Firm			X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

*	This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSI Corporation

	By:	/s/ David Foni
Dated: October 27, 2008		David Foni
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Foni	Chief Executive Officer and Chairman of the Board	October 27, 2008
David Foni	(Principal Executive Officer)

/s/ Eric Kash	Chief Financial Officer and President
Eric Kash	(Principal Financial Officer and Principal Accounting Officer)	October 27, 2008

EXHIBIT INDEX

Exhibit		Incorporated by Reference
No.	Description	Form	Date of Filing	Filed Herewith
3.1	Certificate of Incorporation	10-K	March 9, 2006
3.2	Bylaws	10-K	March 9, 2006
4.1	Form of Common Stock Certificate	10-K	March 9, 2006
10.1	Office Lease Agreement	10-K		X
21.1	Subsidiaries of the Company			X
23.1	Consent of Seligson & Giannattasio, Independent Registered Public Accounting Firm			X
23.2	Consent of Lopez Blevins, Independent Registered Public Accounting FIrm			X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

*	This exhibit is a management contract or compensatory plan or arrangement.