Form 10-Q
period 2007-01-31
PSI CORP
filed 2008-10-28
CIK 888702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________

FORM 10-Q
__________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 0-20317

__________________

PSI CORPORATION
(Exact name of registrant as specified in its charter)
__________________

Nevada	88-0270266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7222 Commerce Center Drive, Suite 230, Colorado Springs, CO 80919
(Address of Principal Executive Office) (Zip Code)

(719) 359-5533
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
__________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☐Yes  ☑No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐Yes  ☑No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of September 22, 2008, there were 81,784,989 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

PSI CORPORATION
For The Quarterly Period Ended January 31, 2007

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY AND ITS INDUSTRY. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS AND PROSPECTS TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

PART I
FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

PSI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	JANUARY 31, 2007 (Unaudited)	OCTOBER 31, 2006
ASSETS

CURRENT ASSETS
Cash	$16,080	$10,943
Accounts receivable, net	54,390	119,871
Inventory	202,718	59,328
Other current assets	10,468	14,954

Total current assets	283,656	205,096

Furniture and equipment, net	6,918	4,750

Other Assets
Deferred expenses	1,107,976	1,107,976
Loans to formerly affiliated companies	161,284	455,776

Total Assets	$1,559,834	$1,773,598

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$1,352,882	$1,400,104
Accrued expenses	778,414	426,059
Due to Big Fish Marketing, LLC	75,000	100,000

Total current liabilities	2,206,296	1,926,163

Long- term debt	2,207,385	2,208,770

Total Liabilities	4,413,681	4,134,933

Stockholders’ Deficiency :
Common Stock	64,467	64,467
Additional paid-in capital	8,559,432	8,559,432
Accumulated deficit	(11,476,759)	(10,984,247)

Less: treasury stock	(987)	(987)

Total Stockholders’ Deficiency	(2,853,847)	(2,361,335)

Total Liabilities and Stockholders’ Deficiency	$1,559,834	$1,773,598

The accompanying notes are an integral part of these consolidated financial statements

PSI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JANUARY 31,
(Unaudited)

	2007	2006

REVENUE	$248,300	$459,817
Cost of Goods Sold	146,442	366,037
Gross Profit	101,858	93,780

ADMINISTRATIVE EXPENSES	274,534	407,978
STOCK BASED COMPENSATION	0	38,215

Loss from operations	(172,676)	(352,413)

OTHER INCOME (EXPENSES)

Interest, net	(329,927)	(10,154)
Forgiveness of indebtedness	10,091	0

NET LOSS	$(492,512)	$(362,567)

Basic and diluted weighted shares outstanding	64,467,396	25,428,130
Basic and diluted loss per share	$(.01)	$(.01)

The accompanying notes are an integral part of these consolidated financial statements

PSI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31,
(Unaudited)

	2007	2006
OPERATING ACTIVITIES

Net loss	$(492,512)	$(362,567)

Adjustment to reconcile net loss to net cash from operating activities:
Depreciation	350	7,983
Stock based compensation	0	38,215

Changes in assets and liabilities:
Accounts receivable	65,481	76,644
Inventory	(143,390)	53,721
Other current assets	4,486	(2,500)
Accounts payable	(47,222)	57,516
Other current liabilities	352,355	29,853

Net cash Provided By (Used in) operating activities	(260,452)	(101,135)

CASH FLOWS FROM INVESTING ACTIVITIES

Net advances to formerly affiliated entities	294,492	0
Purchase of property and equipment	(2,518)	(1,524)
Net cash Provided by (Used in) investing activities	291,974	(1,524)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	0	100,000
Repayment of debt	(26,385)	0

Net cash provided by (utilized by) financing activities	(26,385)	100,000

INCREASE (DECREASE) IN CASH	5,137	(2,659)

Cash, beginning of period	10,943	57,508

Cash, end of period	$16,080	$54,849

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest during the period	89,937	1,837
Cash paid for income taxes during the Period	0	0

The accompanying notes are an integral part of theseconsolidated financial statements

PSI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3-MONTH PERIODS ENDED JANUARY 31, 2007 AND 2006

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

Going Concern

The Company’s consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern, which contemplates the continuation of operations, the realization of assets and the liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result from the Company being unable to continue as a going concern.  At January 31, 2007, the Company had total assets of $1,559,834 and liabilities of $4,413,681 in addition to net losses accumulated since inception totaling $11,476,759.  Management has indicated that it is cognizant of the need to raise additional capital not only to meet its financial obligations but also to expand the business.  (Between May 1, 2007 and July 31, 2008, the Company raised an additional $3,140,000.)  These factors cumulatively indicate that there is substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Income Taxes.  Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  The Company had deferred tax assets of approximately $2,976,000 as of January 31, 2007, primarily related to net operating loss carryforwards (“NOL”), which have yet to be utilized.  At January 31, 2007, the Company had an operating loss carry forward of approximately $7,439,000 for federal tax purposes which expires in various amounts through 2027. Also, the utilization of these losses, if available, to reduce the future income taxes, will depend upon the generation of sufficient taxable income prior to the expiration of the NOL.  Therefore, at January 31, 2007, the Company established a 100% valuation allowance against the deferred tax assets as the likelihood of recognizing this benefit cannot be certain.  The net operating losses will expire in various years through 2027.  The Company has not filed federal or state tax returns for the 2006 and 2007 fiscal years.  The Company does not expect to owe any federal or state taxes for the 2006 and 2007 fiscal years.

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

Loss per Common Share.  In 1998, the Company adopted SFAS No. 128, “Earnings Per Share” (“EPS”), which provides for the calculation of basic and diluted EPS.  Basic EPS includes no dilution and is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the income (loss) of the Company.  The effect of the potentially dilutive shares for the three months ended January 31, 2006 and 2007 have been ignored, as their effect would be antidilutive.

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

Product Warranty.  PSI provides for the estimated costs of hardware and software warranties at the time the related revenue is recognized.  For hardware warranty, PSI estimates the costs based on historical and projected project failure rates, historical and projected repair costs, and knowledge of specific product failures (if any).  The specific hardware warranty terms and conditions vary depending upon the product sold and country in which PSI will do business, but generally include technical support, parts, and labor over a period generally ranging from 90 days to three years.  For software, PSI estimates the costs to provide bug fixes, such as security patches, over the estimated life of the software.  PSI will regularly reevaluate its estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary. Sales subject to warranty were immaterial during the three months ended January 31, 2006 and 2007.

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

Concentration of Credit Risk.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash.  The Company maintains substantially all its cash balances in a limited number of financial institutions.  The balances are insured by the Federal Deposit Insurance Corporation up to $100,000.  At January 31, 2007, the Company did not have any uninsured cash balances, however, these balances may exceed the insured limits at times throughout the period.

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

3.	FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following:

	January 31 2007	October 31 2006
	(unaudited)
Computers	$2,518	$0
Office Equipment	5,000	5,000
	7,518	5,000

Less Accumulated
Depreciation	$600	$250
	$6,918	$4,750

For the three months ended January 31, 2007 and 2006, depreciation expense amounted to $350 and $7,983, respectively.

4.	INVENTORIES

Inventories consist of the following:

	January 31 2007	October 31 2006
	(unaudited)
Raw Materials	$-	$-

Finished Goods	202,718	59,238

TOTAL	$202,718	$59,238

STOCKHOLDERS’ EQUITY

Stock Incentive Plan.   The Company does not have a stock or option incentive plan.  Any grants of stock or options are made pursuant to approval of the board of directors or shareholders, as applicable.

Sale of Common Stock.   The Company did not sell any shares of its Common Stock in the three months ended January 31, 2007.

5.	ACQUISITIONS

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

Predicated upon all of the foregoing, PSI has concluded that the proposed transaction between PSI and Pantel never, in point of fact, was consummated pursuant to the May 3, 2006, agreement.  Therefore, the operations of Pantel never belonged to PSI and should not be included in the PSI financial statements for the fiscal period presented.

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

As reported in a Form 8-K filing dated November 13, 2007, the Registrant and IMG entered into a Settlement Agreement and Release (“SAR”) dated November 9, 2007.  Such SAR resolved all issues involved in a February 1, 2007, lawsuit initiated by IMG against the subsidiary and counterclaims interposed by the Registrant on May 14, 2007.  The Registrant was not named as a party defendant in the action initiated by IMG.  However, then-counsel for the Registrant named the Registrant as the plaintiff in the counterclaim interposed in the action initiated by IMG.  The SAR obligated IMG to return to the Registrant for cancellation an aggregate of 3,318,182 shares of the initial 6,818,182 shares issued to IMG pursuant to the ASP.  The SAR acknowledged that the Registrant was not then current in its required 1934 Act filings and that, therefore, Rule 144 was not applicable to the remaining 3,318,182 shares.  The SAR also obligated the Registrant to pay to IMG the additional sum of $100,000.  (In some instances, references herein to IMG refer to the shareholder(s) thereof.)

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

D)
Consequences of Failed Acquisitions.  The Company has entered into several contracts relating to the proposed acquisitions of businesses.  In connection with such contracts, the Company may have made cash advances to such proposed acquirees.  Each of these investments (with the exception of Big Fish Marketing Group, the one remaining operating subsidiary included in these consolidated financials), has been abandoned and the contracts terminated at October 31, 2006.  Abandoned investments for the fiscal year ended October 31, 2006 resulted in charges to operations of $2,165,000.  These financial statements include the operations of FWI for the period December 10, 2004, through July 31, 2006.

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

6.	LITIGATION

This Note embraces all litigation items commenced, disposed of or otherwise resolved during the period November 1, 2004, through January 31, 2007.  Thereafter, one item of litigation is referred to in Note 10 hereinafter as a post-balance sheet event.

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

B)
Additional litigation matters are discussed in Note 5 (Acquisitions).  The final resolution of the settlement reached with one of the four defendants mentioned in Note 5 is referred to in Note 10 (Subsequent Event) hereto.

7.	DEBT

Round A Secured Term Loans

In August 2006, the Company entered into secured term notes (“Round A Notes”) with several unrelated parties totaling $282,500.  The Round A Notes were due on February 18, 2009 and incurred an interest rate of the greater of 12% per annum or the prime interest rate plus 4%.  Among other provisions, the Round A Notes provided for monthly repayments of principal and interest over a 28 month period commencing in October 2006.  The Company failed to make the required payments at that time.  Pursuant to the default provisions of the note, the Company incurred a 25% default penalty payment of the then outstanding balance.  The Company recorded a $43,750 penalty during the year ended October 31, 2006 which it reflected as additional interest expense.

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

Round B-1 Convertible Term Loans

In July 2006, the Company entered into convertible term notes (“Round B-1 Notes”) with several unrelated parties totaling $830,000.  The Round B-1 Notes were due on January 19, 2009 and incurred an interest rate of 14% per annum.  Among other provisions, the Round B-1 Notes provided for monthly repayments of principal and interest over a 28 month period commencing in October 2006.  The Company failed to make the required payments at that time.  Pursuant to the default provisions of the note, the Company incurred a 25% default penalty payment of the then outstanding balance.  The Company recorded a $207,500 penalty during the year ended October 31, 2006 which it reflected as additional interest expense.

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

Round B-2 Convertible Term Loans

In October 2006, the Company entered into convertible term notes (“Round B-2 Notes”) with several unrelated parties totaling approximately $960,000.  The Round B-2 Notes were due on November 11, 2009 and incurred an interest rate of 14% per annum.  Among other provisions, the Round B-2 Notes provided for monthly repayments of principal and interest over a 28 month period commencing in December 2006.  The Company failed to make the required payments at that time.  Pursuant to the default provisions of the note, the Company incurred a 25% default penalty payment of the then outstanding balance.  The Company recorded a $240,000 penalty during the year ended October 31, 2007 which it reflected as additional interest expense.

In connection with the Round B-2 Notes, the Company also issued warrants to purchase 2,047,634 shares of the Company’s common stock at an exercise price of $.19.  The warrants may be exercisable at any time for a period of 5 years.  In connection with the issuance of the warrants, the Company has not reflected a value for the warrants as the value was not material.  The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 5.06%; and expected lives of 2.5 years.

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

In August 2007, the Company entered into exchange agreements with the holders of 300,000 of the Bridge Notes whereby the notes were converted into 3,000,000 shares of the Company’s common stock.  The remaining $25,000 remains outstanding at October 31, 2007

Round D Loans

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

Miller Financial Network Note

In June 2006, the Company entered into a note agreement with an unrelated party totaling $100,000.  The note incurred interest at the rate of 10% per annum.  In January 2007, the Company was notified that the note was in default and the holder had elected to accelerate the note.  The Company has been making payments monthly payments towards the interest, legal costs and principal on the note.  At January 31, 2007, there was $97,800 in principal remaining on the note.

8.	COMMITMENTS

Operating Leases

The Company leases office space and equipment under non-cancelable operating lease agreements expiring through fiscal 2012. These leases contain renewal options and the Company is responsible for certain executory costs, including insurance, maintenance, taxes and utilities.

Rent expense for the three months ended January 31, 2007 and 2006 was $20,455 and 28,850, respectively.

Employment Agreements
None of the Company’s employees is currently bound by an employment agreement with the Company or any of its subsidiaries.

9.	SUBSEQUENT EVENT

Settlement with Former Chief Financial Officer.  On June 13, 2008, Henry C. Lo, the former Chief Financial Officer of Friendlyway Corporation, completed his obligations pursuant to a settlement agreement executed in November, 2007, that terminated litigation instituted by the Registrant against him.  Mr. Lo delivered to the Registrant 700,000 shares of Registrant’s Common Stock and $20,000 in cash.  The settlement agreement did not purport to extinguish any claims by the Registrant arising out of the FWI transaction and the resolution thereof.  See Note 6 (“Litigation”).

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

Results of Operations

The Company earned revenue of $101,858 in the three months ended January 31, 2007, compared to $93,780 in the first quarter of 2006.  The Company’s net loss for three months ended January 31, 2007 was $492,512, compared to a net loss of $362,567 in the three months ended January 31, 2006.  The greater net loss for the three months ended January 31, 2007 was primarily related to increased interest expense in the quarter.

Liquidity and Capital Resources

Cash Flows

Cash used in operations was $260,452 for the three months ended January 31, 2007 compared to $101,135 of cash used in operations for the three months ended January 31, 2006.  The increase in cash used in the first quarter of 2007 compared to the first quarter of 2006 was primarily due to increases in accounts payable.  .

Cash flows used in financing activities were $26,385 for the three months ended January 31, 2007, compared to $100,000 of net cash provided by financing activities in the three months ended January 31, 2006.  The cash used in financing activities for the 2007 first quarter was due to repayment of debt.

Cash and cash equivalents

We had cash and cash equivalents of $10,943 as of January 31, 2007.  Due to the substantial doubt of our ability to meet our working capital needs, history of losses and current shareholders’ deficit, in their report on the annual financial statements for the three months ended January 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Critical Accounting Policies and Procedures and Recent Accounting Pronouncements

The Company’s critical accounting policies and procedures and recent accounting pronouncements are set forth in the Notes to our Consolidated Financial Statements set forth in Item 1 hereof.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3.
Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 4T.
Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.
Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 2.
Unregistered Sales Of Equity Securities And Use Of Proceeds.

None.

Item 3.
Defaults Upon Senior Securities

None.

Item 4.
Submission of Matters to a Vote of Security Holders

None.

Item 5.
Other Information

None.

Item 6.
Exhibits

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 302
31.1	Certification of Principal Financial Officer pursuant to Sarbanes-Oxley Section 302
32.1	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 906
32.1	Certification of Principal Financial Officer pursuant to Sarbanes-Oxley Section 906

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSI Corporation

By:	/s/ David Foni
Name:	David Foni
Title:	Chief Executive Officer

Date:	October 28, 2008

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 302
31.1	Certification of Principal Financial Officer pursuant to Sarbanes-Oxley Section 302
32.1	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 906
32.1	Certification of Principal Financial Officer pursuant to Sarbanes-Oxley Section 906