Form 10-Q
period 2007-04-30
PSI CORP
filed 2008-10-28
CIK 888702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 0-20317

———————
PSI CORPORATION
(Exact name of registrant as specified in its charter)
———————

Nevada	88-0270266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7222 Commerce Center Drive, Suite 230, Colorado Springs, CO 80919
(Address of Principal Executive Office) (Zip Code)

(719) 359-5533
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☐ Yes ☑ No

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
☐ Yes ☑ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of September 22, 2008, there were 81,784,989 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

PSI CORPORATION
For The Quarterly Period Ended April 30, 2007

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

PART I
FINANCIAL INFORMATION

Item 1.

Financial Statements

PSI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	APRIL 30, 2007	OCTOBER 31, 2006
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$837	$10,943
Accounts receivable, net	55,545	119,871
Inventory	209,596	59,328
Other current assets	13,502	14,954

Total current assets	279,480	205,096

Furniture and equipment, net	9,886	4,750

Other Assets
Deferred expenses	1,107,976	1,107,976
Loan to formerly affiliated companies	210,023	455,776

Total Assets	$1,607,365	$1,773,598

The accompanying notes are an integral part of these consolidated financial statement

PSI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

	APRIL 30, 2007	OCTOBER 31, 2006
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$1,236,149	$1,400,104
Accrued expenses	851,771	426,059
Due to Big Fish Marketing, LLC	75,000	100,000

Total current liabilities	2,162,920	1,926,163

Long- term debt	2,532,385	2,208,770

Total Liabilities	4,695,305	4,134,933

Stockholders’ Deficiency:
Common Stock	64,467	64,467
Additional paid-in capital	8,815,168	8,559,432
Accumulated Deficit	(11,966,588)	(10,984,247)

Less: Treasury stock	(987)	(987)

Total Stockholders Deficiency	(3,087,940)	(2,361,335)

Total Liabilities and Stockholders’ Deficiency	$1,607,365	$1,773,598

The accompanying notes are an integral part of these consolidated financial statements

PSI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 30,		APRIL 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$206,496	$293,659	$454,796	$753,476
Cost of Goods Sold	114,320	203,528	260,762	569,565
Gross Profit	92,176	90,131	194,034	183,911

ADMINISTRATIVE EXPENSES	233,258	583,899	507,792	1,030,092

Loss from operations	(141,082)	(493,768)	(313,758)	(846,181)

OTHER INCOME (EXPENSES)

Interest, net	(337,969)	(10,103)	(667,896)	(20,257)
Other income	0	1,318	0	1,318
Forgiveness of indebtedness	109,877	0	119,968	0
Write-down of inventory	(120,655)	0	(120,655)	0

NET LOSS	$(489,829)	$(502,553)	$(982,341)	$(865,120)

Basic and diluted weighted shares outstanding	64,467,396	25,428,130	64,467,396	25,428,130

Basic and diluted loss per share	$(.01)	$(.01)	$(.02)	$(.03)

The accompanying notes are an integral part of these consolidated financial statements

PSI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30,
(Unaudited)

	2007	2006
OPERATING ACTIVITIES

Net loss	$(982,341)	$(865,120)
Adjustments to reconcile net loss to net cash from operating activities:
Bad debts	0	96,000
Depreciation	650	16,094
Stock and stock option based compensation	0	80,038
Forgiveness of indebtedness	(119,968)	0
Issuance of warrants in connection with financing	255,736	0
Write down of inventory	120,655	0

Changes in assets and liabilities
Accounts receivable	64,326	37,341
Inventory	(270,923)	5,410
Other current assets	8,972	(3,500)
Accounts payable	(51,506)	29,294
Other current liabilities	425,712	454,838

Net cash Provided By (Used in) operating activities	(548,687)	(149,605)

CASH FLOWS FROM INVESTING ACTIVITIES
Net advances from formerly affiliated companies	245,752	0
Purchase of property and equipment	(5,786)	(1,524)
Net cash Provided by (Used in) investing activities	239,966	(1,524)

CASHFLOWS FROM FINANCING ACTIVITIES
Proceeds from long term debt	325,000	100,000
Repayment of long term debt	(26,385)	0

Net cash provided by (utilized by) financing activities	298,615	100,000

INCREASE (DECREASE) IN CASH	(10,106)	(51,129)

Cash, beginning of period	10,943	57,508

Cash, end of period	$837	$6,379

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest during the period	$172,160	$552
Cash paid for income taxes during the period	$0	$0

The accompanying notes are an integral part of these consolidated financial statements

PSI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3- AND 6- MONTH PERIODS ENDED APRIL 30, 2007 AND 2006

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

Going Concern

The Company’s consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern, which contemplates the continuation of operations, the realization of assets and the liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result from the Company being unable to continue as a going concern.  At April 30, 2007, the Company had total assets of $1,607,365 and liabilities of $4,695,305 in addition to net losses accumulated since inception totaling $11,966,588.  Management has indicated that it is cognizant of the need to raise additional capital not only to meet its financial obligations but also to expand the business.  (Between May 1, 2007 and July 31, 2008, the Company raised an additional $2,815,000.)  These factors cumulatively indicate that there is substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Income Taxes.  Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  The Company had deferred tax assets of approximately $2,814,000 as of April 30, 2007, primarily related to net operating loss carryforwards (“NOL”), which have yet to be utilized.  At April 30, 2007, the Company had an operating loss carry forward of approximately $7,035,000 for federal tax purposes which expires in various amounts through 2027. Also, the utilization of these losses, if available, to reduce the future income taxes, will depend upon the generation of sufficient taxable income prior to the expiration of the NOL.  Therefore, at October 31, 2007, the Company established a 100% valuation allowance against the deferred tax assets as the likelihood of recognizing this benefit cannot be certain.  The net operating losses will expire in various years through 2027.  The Company has not filed federal or state tax returns for the 2006 and 2007 fiscal years.  The Company does not expect to owe any federal or state taxes for the 2006 and 2007 fiscal years.

Intangible Assets.  Intangible assets consist of deferred financing costs and will be amortized using the straight-line method over their estimated period of benefit, ranging from three to four years.  PSI will evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.

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

Loss per Common Share.  In 1998, the Company adopted SFAS No. 128, “Earnings Per Share” (“EPS”), which provides for the calculation of basic and diluted EPS.  Basic EPS includes no dilution and is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the income (loss) of the Company.  The effect of the potentially dilutive shares for the three months ended April 30, 2006 and 2007 have been ignored, as their effect would be antidilutive.

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

Product Warranty.  PSI provides for the estimated costs of hardware and software warranties at the time the related revenue is recognized.  For hardware warranty, PSI estimates the costs based on historical and projected project failure rates, historical and projected repair costs, and knowledge of specific product failures (if any).  The specific hardware warranty terms and conditions vary depending upon the product sold and country in which PSI will do business, but generally include technical support, parts, and labor over a period generally ranging from 90 days to three years.  For software, PSI estimates the costs to provide bug fixes, such as security patches, over the estimated life of the software.  PSI will regularly reevaluate its estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary. Sales subject to warranty were immaterial during the three months ended April 30, 2006 and 2007.

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

Concentration of Credit Risk.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash.  The Company maintains substantially all its cash balances in a limited number of financial institutions.  The balances are insured by the Federal Deposit Insurance Corporation up to $100,000.  At April 30, 2007, the Company did not have any uninsured cash balances, however, these balances may exceed the insured limits at times throughout the period.

Recently Issued Accounting Standards

In June, 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  The Interpretation provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Under FIN No. 48, PSI may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN No. 48 is effective for PSI beginning November 1, 2007.  The adoption of FIN No. 48 is not expected to have a material impact on the Company.  .

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

3.	FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following:

	April 30	October 31
	2007	2006
	(unaudited)
Computers	$6,036	$0
Office Equipment	5,000	5,000
	11,036	5,000

Less Accumulated
Depreciation	$1,150	$250
	$9,886	$4,750

For the six months ended April 30, 2007 and 2006, depreciation expense amounted to $1,150 and $1,664, respectively.

4.	INVENTORIES

Inventories consist of the following:

	April 30	October 31
	2007	2006
	(unaudited)
Raw Materials	$-	$-

Finished Goods	209,596	59,238

TOTAL	$209,5968	$59,238

5.	STOCKHOLDERS’ EQUITY

Stock Incentive Plan.   The Company does not have a stock or option incentive plan.  Any grants of stock or options are made pursuant to approval of the board of directors or shareholders, as applicable.

Sale of Common Stock.   The Company did not sell any shares of its Common Stock in the three months ended April 30, 2007.

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

Predicated upon all of the foregoing, PSI has concluded that the proposed transaction between PSI and Pantel never, in point of fact, was consummated pursuant to the May 3, 2006, agreement.  Therefore, the operations of Pantel never belonged to PSI and should not be included in the PSI financial statements for the periods presented.

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

This Note embraces all litigation items commenced, disposed of or otherwise resolved during the period November 1, 2004, through April 30, 2007.  Thereafter, one item of litigation is referred to in Note 10 hereinafter as a post-balance sheet event.

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

From May through October, the Company entered into notes (“Round D Notes”) with several unrelated parties totaling approximately $1,520,000.  The Round D Notes were incur interest at a rate of 12% per annum, payable semi-annually.  Subsequent to October 31, 2007, the Company sold an additional $1,075,000 of the Round D Notes.

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

Miller Financial Network Note

In June 2006, the Company entered into a note agreement with an unrelated party totaling $100,000.  The note incurred interest at the rate of 10% per annum.  In January 2007, the Company was notified that the note was in default and the holder had elected to accelerate the note.  The Company has been making payments monthly payments towards the interest, legal costs and principal on the note.  At October 31, 2007, there was $97,800 in principal remaining on the note.

9.	COMMITMENTS

Operating Leases

The Company leases office space and equipment under non-cancelable operating lease agreements expiring through fiscal 2012. These leases contain renewal options and the Company is responsible for certain executory costs, including insurance, maintenance, taxes and utilities. Rent expense for the three months ended April 30, 2007 was $48,967.

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

Results of Operations

The Company earned revenue of $206,946 in the three months ended April 30, 2007, compared to $293,659 in the same period of 2006.  The Company’s net loss for three months ended April 30, 2007 was $489,829, compared to a net loss of $502,553 in the three months ended April 30, 2006.

Liquidity and Capital Resources

Cash Flows

Cash used in operations was $548,687 for the three months ended April 30, 2007 compared to $149,605 of cash used in operations for the three months ended April 30, 2006.  The increase in cash used in the first quarter of 2007 compared to the first quarter of 2006 was primarily due to an increase in inventory.

Cash provided by financing activities were $298,615 for the three months ended April 30, 2007, compared to $100,000 of net cash provided by financing activities in the three months ended April 30, 2006.  The increase in cash provided by financing activities in the second quarter of 2007 was due to proceeds from the issuance of $325,000 of long-term debt (see Note 8 of the Notes to the consolidated financial statements).

Cash and cash equivalents

We had cash and cash equivalents of $837 as of April 30, 2007.  Due to the substantial doubt of our ability to meet our working capital needs, history of losses and current shareholders’ deficit, in their report on the annual financial statements for the three months ended April 30, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

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

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits

EXHIBIT
NUMBER	DESCRIPTION
31.1	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 302
31.2	Certification of Principal Financial Officer pursuant to Sarbanes-Oxley Section 302
32.1	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 906
32.2	Certification of Principal Financial Officer pursuant to Sarbanes-Oxley Section 906

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSI Corporation

By:	/s/ David Foni
Name:	David Foni
Title:	Chief Executive Officer
Date:	October 28, 2008

EXHIBIT
NUMBER	DESCRIPTION
31.1	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 302
31.2	Certification of Principal Financial Officer pursuant to Sarbanes-Oxley Section 302
32.1	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 906
32.2	Certification of Principal Financial Officer pursuant to Sarbanes-Oxley Section 906