Form 10-K
period 2007-10-31
PSI CORP
filed 2008-10-28
CIK 888702

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-20317

PSI CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0270266
(State of incorporation)	(I.R.S. Employer Identification No.)

7222 Commerce Center Drive, Suite 230,	80919
Colorado Springs, Colorado
(Address of principal executive office)	(Zip Code)
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

Fiscal Year 2007	High	Low
Fourth Quarter	$0.22	$0.04
Third Quarter	$0.08	$0.04
Second Quarter	$0.40	$0.07
First Quarter	$0.48	$0.28

Fiscal Year 2006	High	Low
Fourth Quarter	$1.01	$0.17
Third Quarter	$0.44	$0.15
Second Quarter	$0.51	$0.10
First Quarter	$0.55	$0.15

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

Results of Operations

The Company earned revenue of $800,320 in the fiscal year ended October 31, 2007, compared to $157,183 in the 2006 fiscal year.  The Company’s net loss for the 2007 fiscal year was $1,603,234, compared to a net loss of $8,044,568 in the prior fiscal year.  The higher loss in the 2006 fiscal year was due in part to a loss on impairment of goodwill, loss on investments and forgiveness of indebtedness in the 2006 fiscal year.

Liquidity and Capital Resources

Cash Flows

Cash used in operations was $1,833,458 for the year ended October 31, 2007 compared to 2,711,636 of cash used in operations for the year ended October 31, 2006.

Cash flows from financing activities were $1,783,200 for the year ended October 31, 2007 due primarily to proceeds from long-term debt offset by repayment of long-term debt.  Cash flows from financing activities were $3,168,919 for the year ended October 31, 2006.

Cash and cash equivalents

We had cash and cash equivalents of $407,201 as of October 31, 2007.  Due to the substantial doubt of our ability to meet our working capital needs, history of losses and current shareholders’ deficit, in their report on the annual financial statements for the year ended October 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are filed with this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at October 31, 2007 and 2006

Consolidated Statements of Operations for the years ended October 31, 2007 and 2006

Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended October 31, 2007 and 2006

Notes to Consolidated Financial Statements.

Seligson & Giannattasio, LLP

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of PSI Corporation

We have audited the accompanying consolidated balance sheets of PSI Corporation and its subsidiaries as of October 31, 2007 and 2006 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity (deficit) for the two years ended October 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PSI Corporation and its subsidiaries as of October 31, 2007 and 2006 and the results of their operations and their cash flows for the two years ended October 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Seligson & Giannattasio, LLP

White Plains, NY
October 23, 2008

PSI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
OCTOBER 31,

	2006	2007
ASSETS

CURRENT ASSETS

Cash	$10,943	$407,201
Accounts receivable, net of allowance for doubtful accounts of $11,000 in 2006 and $17,000 in 2007	119,871	45,723
Inventory	59,328	283,677
Prepaid expenses	14,954	157,063

Total current assets	205,096	893,664

Fixed assets, net	4,750	8,973

Other Assets:
Loans to formerly affiliated companies	455,776	3,155
Deferred expenses	1,107,976	0
Debt financing costs, net	0	150,091

Total Assets	$1,773,598	$1,055,883

The accompanying notes are an integral part of these consolidated financial statements

PSI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
OCTOBER 31,

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

	2006	2007
CURRENT LIABILITIES
Accounts payable	$1,400,104	$1,098,422
Due to Big Fish Marketing Group, Inc.	100,000	60,000
Accrued liabilities	426,059	210,052

Total current liabilities	1,926,163	1,368,474

Long- term debt	2,208,770	1,786,570

Total liabilities	4,134,933	3,155,044

Stockholders’ Deficiency:
Preferred stock, $.001 par value; 5,000,000 shares authorized, none issued and outstanding
Common Stock, $.001 par value; 300,000,000 shares authorized, 64,467,396 and 81,020,396 shares issued and outstanding, respectively	64,467	81,020
Additional paid-in capital	8,559,432	10,408,287
Accumulated Deficit	(10,984,247)	(12,587,481)

	(2,360,348)	(2,098,174)

Less: Common stock in treasury	(987)	(987)

Total Stockholders’ Deficiency	(2,361,335)	(2,099,161)

Total Liabilities and Stockholders’ Deficiency	$1,773,598	$1,055,883

The accompanying notes are an integral part of these consolidated financial statements

PSI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED OCTOBER 31,

	2006	2007

REVENUE	$157,183	$800,320
Cost of Goods Sold	128,202	462,779
Gross Profit	28,981	337,541

ADMINISTRATIVE EXPENSES	2,291,583	1,517,413

Loss from operations	(2,262,602)	(1,179,872)

OTHER INCOME (EXPENSES)

Loss on discontinued operations, net	(865,120)	(72,985)
Interest, net	(1,202,789)	(770,853)
Loss on investments	(2,164,928)	0
Forgiveness of indebtedness	147,634	541,131
Loss on impairment of goodwill	(1,480,091)	0
Write-down of inventory	(216,672)	(120,655)

NET LOSS	$(8,044,568)	$(1,603,234)

Basic and diluted shares outstanding	47,352,920	66,030,129
Basic and diluted loss per share	$(.17)	$(.02)

The accompanying notes are an integral part of these
consolidated financial statements

PSI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED OCTOBER 31, 2006 AND 2007

	Shares Of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ (Deficit)
Balance at October 31, 2005	25,428,130	$25,428	$170,073	$(2,939,679)	$(987)	$(2,745,165)
Stock option expense			7,216			7,216
Sale of common stock	5,000,000	5,000	495,000			500,000
Issuance of stock as compensation	20,185,371	20,186	1,807,758			1,827,944
Issuance of stock in connection with business acquisitions	11,770,562	11,770	5,052,368			5,064,138
Issuance of stock to settle debt	2,083,333	2,083	497,917			500,000
Issuance of warrants in connection with financing			529,100			529,100

Net Loss				(8,044,568)		(8,044,568)

Balance, October 31, 2006	64,467,396	$64,467	$8,559,432	(10,984,247)	(987)	$(2,361,335)
Conversion of long-term debt into common stock	22,454,000	22,454	2,951,651			2,974,105
Return of shares in connection with various litigation	(5,901,000)	(5,901)	(1,358,532)			(1,364,433)

Issuance of warrants in connection with financing			255,736			255,736

Net Loss				(1,603,234)		(1,603,234)

Balance, October 31, 2007	81,020,396	81,020	10,408,287	(12,587,481)	(987)	(2,099,161)

These accompanying notes are an integral part of these consolidated financial statements.

PSI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31,

	2006	2007
OPERATING ACTIVITIES
Net Loss	$(8,044,568)	$(1,603,234)
Adjustments to reconcile net loss :
Depreciation	250	1,882
Forgiveness of indebtedness	(152,634)	(541,131)
Write down of inventory	216,672	0
Issuance of warrants in connection with financing	529,100	0
Issuance of stock in connection with failed investment	2,164,928	0
Stock based compensation	729,450	0
Stock option expense	7,216	0
Impairment of goodwill	1,480,091	0
Accounts receivable	287,967	74,148
Inventories	100,075	(224,349)
Prepaid expenses	(8,264)	(142,109)
Accounts payable	1,273,015	239,449
Accrued liabilities	(1,294,934)	361,886
Net cash Provided By (Used in) operating activities	(2,711,636)	(1,833,458)

INVESTING ACTIVITIES
Net advances to formerly related parties	(498,848)	452,621
Purchase of fixed assets	(5,000)	(6,105)
Net cash Provided by (Used in) investing activities	(503,848)	446,516

FINANCING ACTIVITIES
Proceeds from long term debt	2,808,770	1,845,000
Proceeds from sale of common stock	500,000	0
Repayment of long term debt	(139,851)	(61,800)

Net cash provided by (utilized by) financing activities	3,168,919	1,783,200

INCREASE (DECREASE) IN CASH	(46,565)	396,258
Cash, beginning of year	57,508	10,943

Cash, end of year	10,943	$407,201

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for interest	$23,738	$32,961

Cash paid during the year for income taxes	$0	$0

The accompanying notes are an integral part of these
consolidated financial statements

PSI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12-MONTH PERIODS ENDED OCTOBER 31, 2007 AND 2006

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

Going Concern

The Company’s consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern, which contemplates the continuation of operations, the realization of assets and the liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result from the Company being unable to continue as a going concern.  At October 31, 2007, the Company had total assets of $1,055,883 and liabilities of $3,155,044 in addition to net losses accumulated since inception totaling $12,587,481.  Management has indicated that it is cognizant of the need to raise additional capital not only to meet its financial obligations but also to expand the business.  (Between November 1, 2007 and July 31, 2008, the Company raised an additional $1,545,000.)  These factors cumulatively indicate that there is substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Income Taxes.  Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  The Company had deferred tax assets of approximately $2,876,000 as of October 31, 2007, primarily related to net operating loss carryforwards (“NOL”), which have yet to be utilized.  At October 31, 2007, the Company had an operating loss carry forward of approximately 7,189,000 for federal tax purposes which expires in various amounts through 2027. Also, the utilization of these losses, if available, to reduce the future income taxes, will depend upon the generation of sufficient taxable income prior to the expiration of the NOL.  Therefore, at October 31, 2007, the Company established a 100% valuation allowance against the deferred tax assets as the likelihood of recognizing this benefit cannot be certain.  The net operating losses will expire in various years through 2027.  The Company has not filed federal or state tax returns for the 2006 and 2007 fiscal years.  The Company does not expect to owe any federal or state taxes for the 2006 and 2007 fiscal years.

Intangible Assets.  Intangible assets consist of deferred financing costs and will be amortized using the straight-line method over their estimated period of benefit, ranging from three to four years.  PSI will evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. Estimated amortization costs as of October 31, 2007 are as follows:

Year Ended October 31,
2008	$44,071
2009	$44,071
2010	$44,071
2011	$17,878

Inventories.  Inventories are stated at the lower of cost or market, using the average cost method.  Cost includes materials, labor, and manufacturing overhead related to the purchase and production of  inventories.  PSI will regularly review inventory quantities on hand, future purchase commitments with its suppliers, and the estimated utility of its inventory.  If such review indicates a reduction in utility below carrying value, PSI will reduce its inventory to a new cost basis.  The Company reflected a reduction in the carrying value of the inventory as of October 31, 2006 and 2007 totaling $216,672 and $120,655 respectively, in order to reduce the carrying value to its net realization value.

Loss per Common Share.  In 1998, the Company adopted SFAS No. 128, “Earnings Per Share” (“EPS”), which provides for the calculation of basic and diluted EPS.  Basic EPS includes no dilution and is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the income (loss) of the Company.  The effect of the potentially dilutive shares for the years ended October 31, 2006 and 2007 have been ignored, as their effect would be antidilutive.  Potentially dilutive securities outstanding at October 31, 2006 and 2007 excluded from the calculation of loss share totaled 8,923,825.

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

Product Warranty.  PSI provides for the estimated costs of hardware and software warranties at the time the related revenue is recognized.  For hardware warranty, PSI estimates the costs based on historical and projected project failure rates, historical and projected repair costs, and knowledge of specific product failures (if any).  The specific hardware warranty terms and conditions vary depending upon the product sold and country in which PSI will do business, but generally include technical support, parts, and labor over a period generally ranging from 90 days to three years.  For software, PSI estimates the costs to provide bug fixes, such as security patches, over the estimated life of the software.  PSI will regularly reevaluate its estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary. Sales subject to warranty were immaterial during the years ended October 31, 2006 and 2007.

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

Concentration of Credit Risk.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash.  The Company maintains substantially all its cash balances in a limited number of financial institutions.  The balances are insured by the Federal Deposit Insurance Corporation up to $100,000.  At October 31, 2007, the Company’s uninsured balances totaled approximately $282,000.

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

3.	FIXED ASSETS

Fixed assets consist of the following:

	October 31
	2006	2007
Computers	$-	$6,105
Office Equipment	$5,000	$5,000
	$5,000	$11,105

Less Accumulated
Depreciation	$250	$2132
	$4,750	$8,973

For the fiscal years ended October 31, 2006 and 2007, depreciation expense, respectively, amounted to $250 and $1,882.

4.	INVENTORIES

Inventories consist of the following:

	October 31,
	2006	2007
Raw Materials	$-	$-
Finished Goods	59,328	283,677

TOTAL	$59,328	$283,677

5.	STOCKHOLDERS’ EQUITY

Stock Incentive Plan.   The Company does not have a stock or option incentive plan.  Any grants of stock or options are made pursuant to approval of the board of directors or shareholders, as applicable.

Sale of Common Stock.  In October 2006, the Company sold 5,000,000 shares of its common stock pursuant to an exemption from registration at $.10 per share.

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

D)
Consequences of Failed Acquisitions.  The Company has entered into several contracts relating to the proposed acquisitions of businesses.  In connection with such contracts, the Company may have made cash advances to such proposed acquirees.  Each of these investments (with the exception of Big Fish Marketing Group, the one remaining operating subsidiary included in these consolidated financials), has been abandoned and the contracts terminated at October 31, 2007.  Abandoned investments for the fiscal year ended October 31, 2006 resulted in charges to operations $2,165,000.  These financial statements include the operations of FWI for the period December 10, 2004, through July 31, 2006.

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

The approximate minimum rental commitments under noncancelable operating leases that have remaining noncancelable lease terms in excess of one year at October 31, 2007 are as follows:

Years Ending October 31	Future Minimum Lease Payments
2008	$48,447
2009	50,754
2010	53,061
2011	55,368
Total	$207,630

Employment Agreements

None of the Company’s employees is currently bound by an employment agreement with the Company or any of its subsidiaries.

10.	SUBSEQUENT EVENT

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of October 31, 2007 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (SEC) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us, including our consolidated subsidiary, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

Based on our evaluation under the framework in Internal Controls — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2007.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers, directors and key personnel of the Company as of October 23, 2008 are as follows:

Name	Positions held with the Company

David Foni	Chief Executive Officer and Chairman of the Board

Eric Kash	Chief Financial Officer

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

On January 7, 2007, coincident with the resignations of the two Pantel designees as directors of the Company (and of the resignation of one as the principal executive officer), David Foni became the sole director and chief executive officer of the Company.  Mr. Foni’s appointment was not subject to the requirements of Rule 14f-1 (1934 Act) because there was no “arrangement or understanding” pursuant to which Mr. Foni would receive Common Stock of the Company in a transaction subject to Section 13 (d) or 14 (d) of the 1934 Act.  Mr. Foni was appointed because of his technical expertise in areas related to the Company’s product line and because he was then a shareholder of the Company.   It is the intention of the Company to disseminate a proxy statement incident to the calling of a Special Meeting of its shareholders in which the shareholders will be asked to vote upon a proposal to ratify, confirm and approve the actions of Mr. Foni from January 7, 2007, to date.

David Foni.  For the five years prior to joining PSI, Mr. Foni was employed by MavriQ Technologies, LLC.

Eric Kash.  For the five years prior to joining PSI, Mr. Kash was an investment banker with Basic Investors and Sloan Securities.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in 2008, 2007 and 2006, we believe all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons.

Code of Ethics

The Company does not currently have a code of ethics applicable to its principal executive and financial officers.  Prior to the FWI transaction and after the rescission of the Pantel transaction, the Company did not believe such a code was necessary as the Company had limited operations.  The Board of Directors intends to consider adopting such a code.

ITEM 11. EXECUTIVE COMPENSATION

None of the directors and officers of the Company has received any renumeration of any kind (including reimbursement of expenses or equity compensation) during the period November 1, 2006, through October 31, 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with regard to the beneficial ownership of outstanding
Shares of Common Stock by (i) each person known by PSI to own beneficially five (5%) percent or more of the outstanding shares of the Company’s Common Stock; (ii) each director and named executive officer individually; and (iii) all executive officers and directors of the Company as a group.  As of September 22, 2008 there were 81,784,989 shares of our common stock issued and outstanding. The numbers of shares beneficially owned include shares of common stock which the listed beneficial owners have the right to acquire within 60 days of September 22, 2008 upon the exercise of all options and other rights beneficially owned on that date. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and Address Of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage (%) of Common Stock

David Foni (1)	2,000,000	2.45%
Eric Kash (2)	1,700,000	2.08%

Directors and Officers as a group (2 persons)	3,700,000	4.52%

(1)
Includes 1,500,000 shares of common stock owned directly by Mr. Foni, and warrants to purchase an additional 500,000 shares of common stock, which warrants are exercisable within 60 days of September 22, 2008.

(2)
Includes 700,000 shares of common stock owned directly by Mr. Kash, and warrants to purchase an additional 1,000,000 shares of common stock, which warrants are exercisable within 60 days of September 22, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related-Party Transactions

None.

Director Independence.

Mr. Foni, our sole director, is not independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

a)
Audit Fees.  The aggregate fees billed for the last fiscal year for professional services rendered by the independent auditor for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q, or services that are normally provided by the accountant in connection with the statutory and regulatory filings or engagements for such fiscal year, amounted to $36,000

b)
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

Financial statements as of October 31, 2007 and 2006, and for the two years ended October 31, 2007, are included in Item 8. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits:

The following exhibits are incorporated by reference or filed as part of this report.

Exhibit		Incorporated by Reference
No.	Description	Form	Date of Filing	Filed Herewith
3.1	Certificate of Incorporation	10-K	March 9, 2006
3.2	Bylaws	10-K	March 9, 2006
4.1	Form of Common Stock Certificate	10-K	March 9, 2006
10.1	Office Lease Agreement	10-K	October 27, 2008
21.1	Subsidiaries of the Company			X
23.1	Consent of Seligson & Giannattasio, Independent Registered Public Accounting Firm			X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

*	This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSI Corporation

	By:	/s/ David Foni
Dated: October 28, 2008		David Foni
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Foni	Chief Executive Officer and Chairman of the Board	October 28, 2008
David Foni	(Principal Executive Officer)

/s/ Eric Kash	Chief Financial Officer	October 28, 2008
Eric Kash	(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference
No.	Description	Form	Date of Filing	Filed Herewith
3.1	Certificate of Incorporation	10-K	March 9, 2006
3.2	Bylaws	10-K	March 9, 2006
4.1	Form of Common Stock Certificate	10-K	March 9, 2006
10.1	Office Lease Agreement	10-K	October 27, 2008
21.1	Subsidiaries of the Company			X
23.1	Consent of Seligson & Giannattasio, Independent Registered Public Accounting Firm			X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

*	This exhibit is a management contract or compensatory plan or arrangement.