Form 10-Q
period 2007-07-31
PSI CORP
filed 2008-10-29
CIK 888702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

—————————
FORM 10-Q
—————————

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:July 31, 2007
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 0-20317

—————————
PSI CORPORATION
(Exact name of registrant as specified in its charter)
—————————

Nevada	88-0270266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7222 Commerce Center Drive, Suite 230, Colorado Springs, CO 80919
(Address of Principal Executive Office) (Zip Code)

(719) 359-5533
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
—————————
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes    ☐ No

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

PSI CORPORATION
For The Quarterly Period Ended July 31, 2007

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

PART I
FINANCIAL INFORMATION

Item 1.
Financial Statements

PSI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	JULY 31, 2007	OCTOBER 31, 2006
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$385,080	$10,943
Accounts receivable, net	40,664	119,871
Inventory	419,633	59,328
Other current assets	249,396	14,954

Total current assets	1,094,773	205,096

Furniture and equipment, net	9,335	4,750

Other Assets
Deferred expenses	1,107,976	1,107,976
Loans to formerly affiliated companies	0	455,776

Total Assets	$2,212,084	$1,773,598

The accompanying notes are an integral part of these consolidated financial statement

PSI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

	JULY 31, 2007	OCTOBER 31, 2006
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$1,288,998	$1,400,104
Accrued expenses	918,118	426,059
Due to Big Fish Marketing	75,000	100,000

Total current liabilities	2,282,116	1,926,163

Long- term debt	1,437,385	2,208,770

Total Liabilities	3,719,501	4,134,933

Stockholders’ Deficiency:
Common Stock	86,921	64,467
Additional paid-in capital	11,038,114	8,559,432
Accumulated deficit	(12,631,465)	(10,984,247)

Less: Treasury stock	(987)	(987)

Total Stockholders’ Deficiency	(1,507,417)	(2,361,335)

Total Liabilities and Stockholders’ Deficiency	$2,212,084	$1,773,598

The accompanying notes are an integral part of these consolidated financial statements

PSI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED JULY 31,		NINE MONTHS ENDED JULY 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$181,895	$164,740	$636,691	$918,216
Cost of Goods Sold	105,982	110,517	366,744	680,082
Gross Profit	75,913	54,223	269,947	238,134

ADMINISTRATIVE EXPENSES	606,117	872,750	1,113,909	1,902,842
STOCK BASED COMPENSATION	0	2,738,599	0	2,738,599

Loss from operations	(530,204)	(3,557,126)	(843,962)	(4,403,307)

OTHER INCOME (EXPENSES)

Loss on discontinued operations, net	(72,985)	0	(72,985)	0
Interest, net	(61,688)	20,257	(729,584)	0
Other income	0	(1,318)	0	0
Forgiveness of indebtedness	0	0	119,968	0
Write-down of inventory	0	0	(120,655)	0

NET LOSS	$(664,877)	$(3,538,187)	$(1,647,218)	$(4,403,307)

Basic and diluted weighted shares outstanding	69,104,635	27,269,105	66,030,129	30,999,585

Basic and diluted loss per share	$(.01)	$(.08)	$(.02)	$(.14)

The accompanying notes are an integral part of these consolidated financial statements

PSI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31,
(Unaudited)

	2007	2006
OPERATING ACTIVITIES

Net Loss	$(1,647,218)	$(4,403,307)

Adjustments to reconcile net loss to net cash from operating activities
Depreciation	1,200	24,141
Stock and stock option based compensation	0	2,738,599
Forgiveness of debt	(119,968)	0
Issuance of warrants in connection with financing	255,736	0
Write down of inventory	120,655	0

Changes in assets and liabilities
Accounts receivable	79,207	289,690
Inventory	(480,960)	159,403
Other current assets	(234,442)	(123,788)
Accounts payable and accrued expenses	806,321	(440,308)

Net cash Provided By (Used in) operating activities	$(1,219,469)	$(1,755,570)

CASH FLOWS FROM INVESTING ACTIVITIES
Net advances from formerly affiliated companies	455,776	0
Acquisition of fixed assets	(5,785)	(298,018)

Net cash Provided by (Used in) investing activities	449,991	(298,018)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long term debt	1,170,000	2,325,000
Proceeds from sale of common stock	0	355,000
Repayment of long-term debt	(26,385)	0

Net cash provided by (utilized by) financing activities	1,143,615	2,680,000

INCREASE (DECREASE) IN CASH	374,137	626,412

Cash, beginning of period	10,943	57,508

Cash, end of period	$385,080	$683,920

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest during the period	$233,036	$552
Cash paid for income taxes during the period	$0	$0

The accompanying notes are an integral part of these consolidated financial statements

PSI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3- AND 9- MONTH PERIODS ENDED JULY 31, 2007 AND 2006

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

Going Concern

The Company’s consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern, which contemplates the continuation of operations, the realization of assets and the liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result from the Company being unable to continue as a going concern.  At July 31, 2007, the Company had total assets of $2,212,084 and liabilities of $3,719,501 in addition to net losses accumulated since inception totaling $12,631,465.  Management has indicated that it is cognizant of the need to raise additional capital not only to meet its financial obligations but also to expand the business.  (Between August 1, 2007 and July 31, 2008, the Company raised an additional $1,895,000.)  These factors cumulatively indicate that there is substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Income Taxes.  Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  The Company had deferred tax assets of approximately $2,943,000 as of July 31, 2007, primarily related to net operating loss carryforwards (“NOL”), which have yet to be utilized.  At July 31, 2007, the Company had an operating loss carry forward of approximately $7,359,000 for federal tax purposes which expires in various amounts through 2027. Also, the utilization of these losses, if available, to reduce the future income taxes, will depend upon the generation of sufficient taxable income prior to the expiration of the NOL.  Therefore, at July 31, 2007, the Company established a 100% valuation allowance against the deferred tax assets as the likelihood of recognizing this benefit cannot be certain.  The net operating losses will expire in various years through 2027.  The Company has not filed federal or state tax returns for the 2006 and 2007 fiscal years.  The Company does not expect to owe any federal or state taxes for the 2006 and 2007 fiscal years.

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

Loss per Common Share.  In 1998, the Company adopted SFAS No. 128, “Earnings Per Share” (“EPS”), which provides for the calculation of basic and diluted EPS.  Basic EPS includes no dilution and is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the income (loss) of the Company.  The effect of the potentially dilutive shares for the three months ended July 31, 2006 and 2007 have been ignored, as their effect would be antidilutive.

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

Product Warranty.  PSI provides for the estimated costs of hardware and software warranties at the time the related revenue is recognized.  For hardware warranty, PSI estimates the costs based on historical and projected project failure rates, historical and projected repair costs, and knowledge of specific product failures (if any).  The specific hardware warranty terms and conditions vary depending upon the product sold and country in which PSI will do business, but generally include technical support, parts, and labor over a period generally ranging from 90 days to three years.  For software, PSI estimates the costs to provide bug fixes, such as security patches, over the estimated life of the software.  PSI will regularly reevaluate its estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary. Sales subject to warranty were immaterial during the three months ended July 31, 2006 and 2007.

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

Concentration of Credit Risk.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash.  The Company maintains substantially all its cash balances in a limited number of financial institutions.  The balances are insured by the Federal Deposit Insurance Corporation up to $100,000.  At July 31, 2007, the Company’s uninsured balances totaled approximately $270,000.

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

3.      FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following:

	July 31 2007	October 31 2006
	(unaudited)
Computers	$6,035	$0
Office Equipment	5,000	5,000
	11,035	5,000

Less Accumulated
Depreciation	$1,700	$250
	$9,335	$4,750

For the nine months ended July 31, 2007 and 2006, depreciation expense amounted to $1,200 and $24,141, respectively.

1.      INVENTORIES

Inventories consist of the following:

	July 31 2007	October 31 2006
	(unaudited)
Raw Materials	$-	$-

Finished Goods	419,633	59,238

TOTAL	$419,633	$59,238

2.      STOCKHOLDERS’ EQUITY

Stock Incentive Plan.   The Company does not have a stock or option incentive plan.  Any grants of stock or options are made pursuant to approval of the board of directors or shareholders, as applicable.

Sale of Common Stock.   The Company did not sell any shares of its Common Stock in the three months ended July 31, 2007.

3.      ACQUISITIONS

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

4.      LITIGATION

This Note embraces all litigation items commenced, disposed of or otherwise resolved during the period November 1, 2004, through July 31, 2007.  Thereafter, one item of litigation is referred to in Note 10 hereinafter as a post-balance sheet event.

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

5.      DEBT

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

In August 2007, the Company entered into exchange agreements with the holders of 300,000 of the Bridge Notes whereby the notes were converted into 3,000,000 shares of the Company’s common stock.  The remaining $25,000 remains outstanding at July 31, 2007

Round D Loans

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

Miller Financial Network Note

In June 2006, the Company entered into a note agreement with an unrelated party totaling $100,000.  The note incurred interest at the rate of 10% per annum.  In January 2007, the Company was notified that the note was in default and the holder had elected to accelerate the note.  The Company has been making payments monthly payments towards the interest, legal costs and principal on the note.  At July 31, 2007, there was $97,800 in principal remaining on the note.

6.      COMMITMENTS

Operating Leases

The Company leases office space and equipment under non-cancelable operating lease agreements expiring through fiscal 2012. These leases contain renewal options and the Company is responsible for certain executory costs, including insurance, maintenance, taxes and utilities. Rent expense for the three months ended July 31, 2007 was $54,215.

Employment Agreements
None of the Company’s employees is currently bound by an employment agreement with the Company or any of its subsidiaries.

7.      SUBSEQUENT EVENT

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

Results of Operations

The Company earned revenue of $181,895 in the three months ended July 31, 2007, compared to $164,740 in the year-ago quarter.  The Company’s net loss for three months ended July 31, 2007 was $664,877, compared to a net loss of $3,538,187 in the three months ended July 31, 2006. The net loss in the year-ago quarter was due primarily to significant stock-based compensation charges.

Liquidity and Capital Resources

Cash Flows

Cash used in operating activities was $1,219,469 for the nine months ended July 31, 2007 compared to $1,755,570 of cash used in operating activities for the nine months ended July 31, 2006.

Cash provided by financing activities was $1,143,615 for the nine months ended July 31, 2007, compared to $2,680,000 of net cash provided by financing activities in the nine months ended July 31, 2006.  The cash provided by financing activities in the second quarter of 2007 was due to proceeds from the issuance of $1,170,000 of long-term debt, offset by repayment of certain long-term debt (see Note 8 of the Notes to the consolidated financial statements).

Cash and cash equivalents

We had cash and cash equivalents of $385,080 as of July 31, 2007.  Due to the substantial doubt of our ability to meet our working capital needs, history of losses and current shareholders’ deficit, in their report on the annual financial statements for the three months ended July 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

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

Item 2.

Unregistered Sales Of Equity Securities And Use Of Proceeds.

None

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information

None

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSI Corporation

By:	/s/ David Foni
Name:	David Foni
Title:	Chief Executive Officer
Date:	October 28, 2008