Form 10-Q
period 2008-01-31
PSI CORP
filed 2008-10-29
CIK 888702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008
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
———————
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐Yes  ☑  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

PSI CORPORATION
For The Quarterly Period Ended January 31, 2008

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

PART I
FINANCIAL INFORMATION

Item 1.

Financial Statements

PSI CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	JANUARY 31, 2008 (Unaudited)	OCTOBER 31, 2007
ASSETS

CURRENT ASSETS

Cash	$42,462	$407,201
Accounts receivable, net	71,932	45,723
Inventory	225,000	283,677
Other current assets	159,487	157,063

Total current assets	498,881	893,664

Furniture and equipment, net	9,309	8,973

Other Assets
Loans to formerly affiliated companies	16,911	3,155
Debt financing costs, net	189,405	150,091

Total Assets	714,506	1,055,883

The accompanying notes are an integral part of these consolidated financial statement

PSI CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

	JANUARY 31, 2008 (Unaudited)	OCTOBER 31, 2007
CURRENT LIABILITIES
Accounts payable	$1,122,235	$1,098,422
Accrued expenses	198,518	210,052
Due to Big Fish Marketing, LLC	50,000	60,000

Total current liabilities	1,370,753	1,368,474

Long- term debt	2,036,570	1,786,570

Total Liabilities	3,407,323	3,155,044

Stockholders’ Deficiency:
Common Stock	81,020	81,020
Additional paid-in capital	10,408,287	10,408,287
Accumulated deficit	(13,181,137)	(12,587,481)

Less: treasury stock	(987)	(987)

Total Stockholders’ Deficiency	(2,692,817)	(2,099,161)

Total Liabilities and Stockholders’ Deficiency	$714,506	$1,055,883

The accompanying notes are an integral part of these consolidated financial statements

PSI CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JANUARY 31,
(Unaudited)

	2008	2007

REVENUE	$222,140	$248,300
Cost of Goods Sold	134,535	146,442
Gross Profit	87,605	101,858

ADMINISTRATIVE EXPENSES	332,471	274,534

Loss from operations	(244,866)	(172,676)

OTHER INCOME (EXPENSES)

Interest, net	(3,473)	(329,927)
Cancellation of indebtedness income	0	10,091
Loss on settlement	(100,000)	0
Loss on write-down of inventory	(245,317)	0

NET LOSS	$(593,656)	(492,512)

Basic and diluted weighted shares outstanding	81,020,396	64,467,396
Basic and diluted loss per share	$(.01)	$(.01)

The accompanying notes are an integral part of these consolidated financial statements

PSI CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31,
(Unaudited)

	2008	2007
OPERATING ACTIVITIES

Net loss	$(593,656)	$(492,512)

Adjustment to reconcile net loss to net cash from operating activities:
Depreciation	500	350
Writedown of inventory	245,317
Changes in assets and liabilities
Accounts receivable	(26,209)	65,481
Inventory	(186,640)	(143,390)
Other current assets	(41,738)	4,486
Accounts payable	23,813	(47,222)
Other current liabilities	(11,534)	352,355

Net cash Provided By (Used in) operating activities	$(590,147)	$(260,452)

CASH FLOWS FROM INVESTING ACTIVITIES
Net advances to formerly affiliated entities	(13,756)	294,492
Purchase of property and equipment	(836)	(2,518)
Net cash Provided by (Used in) investing activities	(14,592)	291,974

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term debt	(10,000)	(26,385)
Proceeds from issuance of long term debt	250,000	0

Net cash provided by (utilized by) financing activities	240,000	(26,385)

INCREASE (DECREASE) IN CASH	(364,739)	5,137

Cash, beginning of period	407,201	10,943

Cash, end of period	42,462	16,080

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest during the year	$3,473	$89,937

Cash paid for income taxes during the year	$0	$0

The accompanying notes are an integral part of these consolidated financial statements

PSI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3- MONTH PERIODS ENDED JANUARY 31, 2008 AND 2007

1.	BASIS OF PRESENTATION

These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, such interim consolidated financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007.

2.	ORGANIZATION AND GOING CONCERN

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

As of December, 2004, the Company was a non-operating public shell corporation.  A summary of the successive name changes of the Company appears in the first paragraph of Note 4 (“Acquisitions”).  Prior to December 10, 2004, the Company’s operations consisted of administrative costs necessary to maintain the Company and seeking to identify potential operating entities.  The Company became an operating entity when such quest resulted in the transaction set forth in the next paragraph.

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

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Income Taxes.  Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  The Company has not filed federal or state tax returns for the 2006 and 2007 fiscal years.  The Company does not expect to owe any federal or state taxes for the 2006 and 2007 fiscal years.

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

Loss per Common Share.  In 1998, the Company adopted SFAS No. 128, “Earnings Per Share” (“EPS”), which provides for the calculation of basic and diluted EPS.  Basic EPS includes no dilution and is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the income (loss) of the Company.  The effect of the potentially dilutive shares for the three months ended January 31, 2008 and 2007 have been ignored, as their effect would be antidilutive.

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of PSI Corporation and its wholly owned subsidiaries (collectively referred to as the “Company” or “PSI”) after elimination of all significant intercompany balances and transactions.  Consolidated subsidiaries include friendlyway, Inc. (December 2004, through May, 2006), and Big Fish Marketing Group, Inc.  (August, 2006, to the date hereof).

Product Warranty.  PSI provides for the estimated costs of hardware and software warranties at the time the related revenue is recognized.  For hardware warranty, PSI estimates the costs based on historical and projected project failure rates, historical and projected repair costs, and knowledge of specific product failures (if any).  The specific hardware warranty terms and conditions vary depending upon the product sold and country in which PSI will do business, but generally include technical support, parts, and labor over a period generally ranging from 90 days to three years.  For software, PSI estimates the costs to provide bug fixes, such as security patches, over the estimated life of the software.  PSI will regularly reevaluate its estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary. Sales subject to warranty were immaterial during the three months ended January 31, 2008 and 2007.

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

In September, 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  This statement was effective for us beginning November 1, 2008.

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

4.	ACQUISITIONS

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

For accounting purposes, Pantel would have been considered the acquiring party had the agreement to acquire Pantel been effective.  In such event, the Pantel acquisition would have been accounted for as a reverse purchase in accordance with Generally Accepted Accounting Principles (GAAP) and with the management of Pantel in control of PSI.  Notwithstanding the deficiencies in the agreement noted above, the management of Pantel became the directors and officers of PSI. Simultaneously with the acquisition of Pantel, PSI ceased all of its operating activities and friendlyway, Inc. (its sole operating subsidiary) discontinued its operations.

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

5.	LITIGATION

This Note embraces all litigation items commenced, disposed of or otherwise resolved during the period November 1, 2004, through January 31, 2007.  Thereafter, one item of litigation is referred to in Note 8 hereinafter as a post-balance sheet event.

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

B)
Additional litigation matters are discussed in Note 4 (Acquisitions).  The final resolution of the settlement reached with one of the four defendants mentioned in Note 4 is referred to in Note 8 (Subsequent Event) hereto.

6.	DEBT

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

In August 2007, the Company entered into exchange agreements with the holders of 300,000 of the Bridge Notes whereby the notes were converted into 3,000,000 shares of the Company’s common stock.  The remaining $25,000 remains outstanding at January 31, 2008.

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

Miller Financial Network Note

In June 2006, the Company entered into a note agreement with an unrelated party totaling $100,000.  The note incurred interest at the rate of 10% per annum.  In January 2007, the Company was notified that the note was in default and the holder had elected to accelerate the note.  The Company has been making payments monthly payments towards the interest, legal costs and principal on the note.  At January 31, 2008, there was $97,800 in principal remaining on the note.

7.	COMMITMENTS

Operating Leases

The Company leases office space and equipment under non-cancelable operating lease agreements expiring through fiscal 2012. These leases contain renewal options and the Company is responsible for certain executory costs, including insurance, maintenance, taxes and utilities.

Employment Agreements

None of the Company’s employees is currently bound by an employment agreement with the Company or any of its subsidiaries.

8.	SUBSEQUENT EVENT

Settlement with Former Chief Financial Officer.  On June 13, 2008, Henry C. Lo, the former Chief Financial Officer of Friendlyway Corporation, completed his obligations pursuant to a settlement agreement executed in November, 2007, that terminated litigation instituted by the Registrant against him.  Mr. Lo delivered to the Registrant 700,000 shares of Registrant’s Common Stock and $20,000 in cash.  The settlement agreement did not purport to extinguish any claims by the Registrant arising out of the FWI transaction and the resolution thereof.  See Note 4 (“Acquisitions”).

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

Results of Operations

The Company earned revenue of $222,140 in the three months ended January 31, 2008, compared to $248,300 in the year-ago quarter.  The Company’s net loss for three months ended January 31, 2008 was $593,656, compared to a net loss of $492,512 in the three months ended January 31, 2007. The net loss increase in 2008 was due primarily to a loss taken on settlement of certain litigation matters (see Note  5 in the Notes to Consolidated Financial Statements hereto) and the write-down of fixed assets.

Liquidity and Capital Resources

Cash Flows

Cash used in operating activities was $590,147 for the three months ended January 31, 2008 compared to $260,452 of cash used in operating activities for the three months ended January 31, 2007.

Cash provided by financing activities was $240,000 for the three months ended January 31, 2008, compared to $26,385 of net cash used in financing activities in the nine months ended January 31, 2007.  The cash provided by financing activities in the first quarter of 2008 was due to proceeds from the issuance of $250,000 of long-term debt, offset by repayment of certain long-term debt (see Note 6 of the Notes to the consolidated financial statements).

Cash and cash equivalents

We had cash and cash equivalents of $42,462 as of January 31, 2008.  Due to the substantial doubt of our ability to meet our working capital needs, history of losses and current shareholders’ deficit, in their report on the annual financial statements for the fiscal year ended October 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

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

PSI Corporation

By:	/s/ David Foni
Name:	David Foni
Title:	Chief Executive Officer
Date:	October 29, 2008