Form 10-Q
period 2008-04-30
PSI CORP
filed 2008-10-29
CIK 888702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008
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

PSI CORPORATION
For The Quarterly Period Ended April 30, 2008

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

PART I
FINANCIAL INFORMATION

Item 1.

Financial Statements

PSI CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	APRIL 30, 2008	OCTOBER 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$73,105	$407,201
Accounts receivable, net	37,626	45,723
Inventory	402,085	283,677
Other current assets	24,337	157,063

Total current assets	537,153	893,664

Fixed Assets, net	74,946	8,973

Other Assets:
Loans to formerly affiliated companies	0	3,155
Financing costs, net	195,094	150,091

Total Assets	$807,193	$1,055,883

The accompanying notes are an integral part of these consolidated financial statement

PSI CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

	APRIL 30, 2008	OCTOBER 31, 2007
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$1,103,443	$1,098,422
Accrued expenses	240,795	210,052
Due to Big Fish Marketing	35,000	60,000

Total current liabilities	1,379,238	1,368,474

Long- term debt	2,495,932	1,786,570

Total liabilities	3,875,170	3,155,044

Stockholders’ Deficiency:
Common Stock	81,020	81,020
Additional paid-in capital	10,408,287	10,408,287
Deficit	(13,556,297)	(12,587,481)

Less: Common stock in treasury	987	987

Total Stockholders’ Deficiency	(3,067,977)	(2,099,161)

Total Liabilities and Stockholders’ Deficiency	$807,193	$1,055,883

The accompanying notes are an integral part of these consolidated financial statements

PSI CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 30,		APRIL 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$194,683	$206,496	$416,823	$454,796
Cost of Goods Sold	109,380	114,320	243,915	260,762
Gross Profit	85,303	92,176	172,908	194,034

ADMINISTRATIVE EXPENSES	442,828	233,258	775,299	507,792

Loss from operations	(357,525)	(141,082)	(602,391)	(313,758)

OTHER INCOME (EXPENSES)

Interest, net	(9,303)	(337,969)	(12,776)	(667,896)
Loss on settlements	(8,332)	0	(108,332)	0
Forgiveness of indebtedness	0	109,877	0	119,968
Valuation allowance on inventory	0	(120,655)	(245,317)	(120,655)
NET LOSS	$(375,160)	$(489,829)	$(968,816)	$(982,341)

Basic and diluted weighted average shares	81,020,396	64,467,396	81,020,396	64,467,396

Basic and diluted loss per share	$0	$(.01)	$(.01)	$(.02)

The accompanying notes are an integral part of these consolidated financial statements

PSI CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED APRIL 30,
(Unaudited)

	2008	2007
OPERATING ACTIVITIES

Net loss	$(968,816)	$(982,341)

Adjustment to reconcile net loss to net cash from operating activities:

Depreciation	5,350	650
Forgiveness of indebtedness	0	(119,968)
Issuance of warrants in connection with financing	0	255,736
Write down of inventory	245,317	120,655

Changes in assets and liabilities
Accounts receivable	8,097	64,326
Inventory	(363,725)	(270,923)
Other current assets	87,723	8,972
Accounts payable	5,021	(51,506)
Other current liabilities	30,743	425,712

Net cash Provided By (Used in) operating activities	$(950,290)	$(548,687)

CASH FLOWS FROM INVESTING ACTIVITIES

Net advances from formerly affiliated companies	3,155	245,752
Purchase of property and equipment	(71,323)	(5,786)
Net cash Provided by (Used in) investing activities	(68,168)	239,966

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long term debt	720,000	325,000
Repayment of long term debt	(35,638)	(26,385)

Net cash provided by (utilized by) financing activities	684,362	298,615

INCREASE (DECREASE) IN CASH	(334,096)	(10,106)

Cash, beginning of period	407,201	10,943

Cash, end of period	$73,105	$837

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest during the period	$12,776	$172,160
Cash paid for income taxes during the period	$0	$0

The accompanying notes are an integral part of these consolidated financial statements

PSI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3-  AND 6- MONTH PERIODS ENDED APRIL 30, 2008 AND 2007

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

The Company is of the view that none of the assumptions motivating the acquisition of FWI were either accurate or capable of being fulfilled.  The paramount failure was the refusal of the principal shareholder of FWI to merge its Munich-based operations with those of FWI.  The refusal by this 30% (6,000,000 shares) shareholder of FWI (out of an aggregate of 18,000,000 shares issued by the Company in exchange for FWI), to become part of the public entity (which refusal was manifested in the December 2005, resignations of all of the Munich designees on the Board of the public entity), meant that anticipated financing to be provided by Munich would not be forthcoming, that there would not be significant world-wide sales of FWI products, and that the operations of FWI would have to be curtailed.  The one remaining director of the Company then terminated the operations of FWI and turned the Company over to a privately-held entity without audited financial statements, each occurring in the spring of 2006.

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

Loss per Common Share.  In 1998, the Company adopted SFAS No. 128, “Earnings Per Share” (“EPS”), which provides for the calculation of basic and diluted EPS.  Basic EPS includes no dilution and is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the income (loss) of the Company.  The effect of the potentially dilutive shares for the six months ended April 30, 2008 and 2007 have been ignored, as their effect would be antidilutive.

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

Product Warranty.  PSI provides for the estimated costs of hardware and software warranties at the time the related revenue is recognized.  For hardware warranty, PSI estimates the costs based on historical and projected project failure rates, historical and projected repair costs, and knowledge of specific product failures (if any).  The specific hardware warranty terms and conditions vary depending upon the product sold and country in which PSI will do business, but generally include technical support, parts, and labor over a period generally ranging from 90 days to three years.  For software, PSI estimates the costs to provide bug fixes, such as security patches, over the estimated life of the software.  PSI will regularly reevaluate its estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary. Sales subject to warranty were immaterial during the six months ended April 30, 2008 and 2007.

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

This Note embraces all litigation items commenced, disposed of or otherwise resolved during the period November 1, 2004, through April 30, 2008. Thereafter, one item of litigation is referred to in Note 8 hereinafter as a post-balance sheet event.

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

In August 2007, the Company entered into exchange agreements with the holders of 300,000 of the Bridge Notes whereby the notes were converted into 3,000,000 shares of the Company’s common stock.  The remaining $25,000 remains outstanding at April 30, 2008.

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

Miller Financial Network Note

In June 2006, the Company entered into a note agreement with an unrelated party totaling $100,000.  The note incurred interest at the rate of 10% per annum.  In January 2007, the Company was notified that the note was in default and the holder had elected to accelerate the note.  The Company has been making payments monthly payments towards the interest, legal costs and principal on the note.  At April 30, 2008, there was $87,162 in principal remaining on the note.

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

Results of Operations

The Company earned revenue of $194,683 in the three months ended April 30, 2008, compared to $206,496 in the year-ago quarter.  The Company’s net loss for three months ended April 30, 2008 was $375,160, compared to a net loss of $489,829 in the three months ended April 30, 2007. The net loss increase in 2008 was due primarily to a loss taken on settlement of certain litigation matters (see Note  5 in the Notes to Consolidated Financial Statements hereto) and the write-down of fixed assets.

Liquidity and Capital Resources

Cash Flows

Cash used in operating activities was $950,290 for the six months ended April 30, 2008 compared to $548,687 of cash used in operating activities for the six months ended April 30, 2007.

Net cash provided by financing activities was $684,362 for the six months ended April 30, 2008, compared to $298,615 of net cash provided by financing activities in the six months ended April 30, 2007.  The cash provided by financing activities in the second quarter of 2008 increased due to proceeds from the issuance of $720,000 of long-term debt, offset by repayment of certain long-term debt (see Note 6 of the Notes to the consolidated financial statements).

Cash and cash equivalents

We had cash and cash equivalents of $73,105 as of April 30, 2008.  Due to the substantial doubt of our ability to meet our working capital needs, history of losses and current shareholders’ deficit, in their report on the annual financial statements for the fiscal year ended October 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

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