Form 10-Q
period 2008-07-31
PSI CORP
filed 2008-10-29
CIK 888702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

PSI CORPORATION
For The Quarterly Period Ended July 31, 2008

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

PART I
FINANCIAL INFORMATION

Item 1.
Financial Statements

PSI CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	JULY 31, 2008 (Unaudited)	OCTOBER 31, 2007
ASSETS

CURRENT ASSETS

Cash	$284,243	$407,201
Accounts receivable, net	34,311	45,723
Inventory	286,276	283,677
Other current assets	21,116	157,063

Total current assets	625,946	893,664

Furniture and equipment, net	353,588	8,973

Other Assets
Loans to formerly affiliated companies	0	3,155
Financing costs, net	249,907	150,091

Total Assets	$1,229,441	$1,055,883

The accompanying notes are an integral part of these consolidated financial statement

PSI CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

	JULY 31, 2008 (Unaudited)	OCTOBER 31, 2007
CURRENT LIABILITIES
Accounts payable	$1,045,621	$1,098,422
Accrued expenses	273,682	210,052
Due from Big Fish Marketing, LLC	0	60,000

Total current liabilities	1,319,303	1,368,474

Long- term debt	3,302,940	1,786,570

Total liabilities	4,622,243	3,155,044

Stockholders’ Deficiency:
Common Stock	81,020	81,020
Additional paid-in capital	10,408,287	10,408,287
Accumulated Deficit	(13,881,122)	(12,587,481)

Less: Treasury stock	(987)	(987)

Total Stockholders’ Deficiency	(3,392,802)	(2,099,161)

Total Liabilities and Stockholders’ Deficiency	$1,229,441	$1,055,883

The accompanying notes are an integral part of these consolidated financial statements

PSI CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JULY 31,		JULY 31
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$186,530	181,895	$603,353	$636,691
Cost of Goods Sold	101,322	105,982	345,237	366,744
Gross Profit	85,208	75,913	258,116	269,947

ADMINISTRATIVE EXPENSES	375,270	606,117	1,150,569	1,113,909

Loss from operations	(290,062)	(530,204)	(892,453)	(843,962)

OTHER INCOME (EXPENSES)

Loss on discontinued operations, net	0	(72,987)	0	(72,985)
Interest, net	(34,763)	(61,688)	(47,539)	(729,584)
Loss on settlements	0	0	(108,332)	0
Forgiveness of indebtedness	0	0	0	119,968
Valuation allowance on inventory	0	0	(245,317)	(120,655)

NET LOSS	$(324,825)	$(664,879)	$(1,293,641)	$(1,647,218)

Basic and diluted weighted average shares	81,020,396	69,104,635	81,020,396	66,030,129

Basic and diluted loss per share	$0	$(.01)	$(.02)	$(.02)

The accompanying notes are an integral part of these consolidated financial statements

PSI CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JULY 31,

	2008 (Unaudited)	2007 (Unaudited)
OPERATING ACTIVITIES

Net loss	$(1,293,641)	$(1,647,218)

Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	72,825	1,200
Forgiveness of indebtedness	0	(119,968)
Issuance of warrants in connection with financing	0	255,736
Write down of inventory	245,317	120,655

Changes in assets & liabilities
Accounts receivable	11,412	79,207
Inventory	(247,916)	(480,960)
Other current assets	135,947	(234,442)
Accounts payable and accrued expenses	10,829	806,321

Net cash Provided By (Used in) operating activities	$(1,065,227)	$(1,219,469)

CASH FLOWS FROM INVESTING ACTIVITIES
Net advances from formerly affiliated companies	3,155	455,776
Purchase of property and equipment	(369,306)	(5,785)
Net cash Provided by (Used in) investing activities	(366,151)	449,991

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long term debt	1,545,000	1,170,000
Financing fees	(147,950)	0
Repayment of long term debt	(88,630)	(26,385)

Net cash provided by (utilized by) financing activities	1,308,420	1,143,615

INCREASE (DECREASE) IN CASH	(122,958)	374,137

Cash, beginning of period	407,201	10,943

Cash, end of period	284,243	385,080

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest during the period	$34,763	$61,688

Cash paid for income taxes during the period	$0	$0

The accompanying notes are an integral part of these consolidated financial statements

PSI CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3-  AND 9- MONTH PERIODS ENDED JULY 31, 2008 AND 2007

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

Loss per Common Share.  In 1998, the Company adopted SFAS No. 128, “Earnings Per Share” (“EPS”), which provides for the calculation of basic and diluted EPS.  Basic EPS includes no dilution and is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the income (loss) of the Company.  The effect of the potentially dilutive shares for the nine months ended July 31, 2008 and 2007 have been ignored, as their effect would be antidilutive.

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

Product Warranty.  PSI provides for the estimated costs of hardware and software warranties at the time the related revenue is recognized.  For hardware warranty, PSI estimates the costs based on historical and projected project failure rates, historical and projected repair costs, and knowledge of specific product failures (if any).  The specific hardware warranty terms and conditions vary depending upon the product sold and country in which PSI will do business, but generally include technical support, parts, and labor over a period generally ranging from 90 days to three years.  For software, PSI estimates the costs to provide bug fixes, such as security patches, over the estimated life of the software.  PSI will regularly reevaluate its estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary. Sales subject to warranty were immaterial during the three months ended July 31, 2008 and 2007.

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

This Note embraces all litigation items commenced, disposed of or otherwise resolved during the period November 1, 2004, through July 31, 2008.  Thereafter, one item of litigation is referred to in Note 8 hereinafter as a post-balance sheet event.

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

In August 2007, the Company entered into exchange agreements with the holders of 300,000 of the Bridge Notes whereby the notes were converted into 3,000,000 shares of the Company’s common stock.  The remaining $25,000 remains outstanding at July 31, 2008.

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

Miller Financial Network Note

In June 2006, the Company entered into a note agreement with an unrelated party totaling $100,000.  The note incurred interest at the rate of 10% per annum.  In January 2007, the Company was notified that the note was in default and the holder had elected to accelerate the note.  The Company has been making payments monthly payments towards the interest, legal costs and principal on the note.  At July 31, 2008, there was $69,170 in principal remaining on the note.

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

Results of Operations

The Company earned revenue of $186,530 in the three months ended July 31, 2008, compared to $181,895 in the year-ago quarter.  The Company’s net loss for three months ended July 31, 2008 was $324,825, compared to a net loss of $664,879 in the three months ended July 31, 2007.

Liquidity and Capital Resources

Cash Flows

Cash used in operating activities was $1,065,227 for the nine months ended July 31, 2008 compared to $1,219,469 of cash used in operating activities for the nine months ended July 31, 2007.

Net cash provided by financing activities was $1,308,420 for the nine months ended July 31, 2008, compared to $1,143,615 of net cash provided by financing activities in the nine months ended July 31, 2007.

Cash and cash equivalents

We had cash and cash equivalents of $284,243 as of July 31, 2008.  Due to the substantial doubt of our ability to meet our working capital needs, history of losses and current shareholders’ deficit, in their report on the annual financial statements for the fiscal year ended October 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

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