Form 10-K
period 2008-10-31
PSI CORP
filed 2010-05-10
CIK 888702

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

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

Common Stock, $.001 Par

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐   No ☑

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐   No  ☑

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the Company’s Common Stock on May 4, 2010 was $5.6 million. Shares of Common Stock held by each executive officer and director and by each person or group who owns 10% or more of the outstanding Common Stock at May __, 2010 have been excluded. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

On May 4, 2010 there were 111,260,622 shares of the registrant’s common stock outstanding.

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

Background

For the period October 31, 1999 through December 10, 2004, PSI was a public shell company with no revenue from operations.  During this period, the Company’s management had sought to acquire an operating business.  On August 24, 2004, the Company entered into a Share Exchange Agreement with the stockholders of friendlyway, Inc. (“FWI”), pursuant to which the Company agreed to acquire all of the outstanding shares of FWI in exchange for the issuance of 18,000,000 shares of Common Stock of the Company and the assumption of outstanding options granted to FWI employees.  That transaction closed on December 10, 2004, and FWI became a wholly-owned subsidiary of the Company.  This transaction has been accounted for (effective as of December 10, 2004) as a recapitalization of FWI, which is the accounting acquirer.

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

Available Information and Website Address

Our website address is www.pantelsystems.com. We make available free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after filing with the SEC. They also may be obtained directly from the SEC’s website, www.sec.gov . The contents of our website are not incorporated by reference into this report.

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

ITEM 3. LEGAL PROCEEDINGS

This Note embraces all litigation items commenced, disposed of or otherwise resolved during the period November 1, 2004, through October 31, 2008.  Thereafter, one item of litigation is referred to in Note 10 hereinafter as a post-balance sheet event.

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

Additional litigation matters are discussed in Note 6 (Acquisitions) of the financial statements.

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

Fiscal Year 2008	High	Low
Fourth Quarter	$0.23	$0.10
Third Quarter	$0.29	$0.15
Second Quarter	$0.27	$0.14
First Quarter	$0.21	$0.06

Fiscal Year 2007	High	Low
Fourth Quarter	$0.22	$0.04
Third Quarter	$0.08	$0.04
Second Quarter	$0.40	$0.07
First Quarter	$0.48	$0.28

As of May 4, 2010, there were approximately 562 holders of record of our common stock and a total of 111,260,622 shares of common stock outstanding.  No dividends have been paid on our common stock to date, and we do not anticipate paying any dividends in the foreseeable future.

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

Introduction

Management’s Discussion and Analysis (“MD&A”) is intended to facilitate an understanding of our business and results of operations. This MD&A should be read in conjunction with our financial statements and the accompanying notes to the financial statements included elsewhere in this report. MD&A consists of the following sections:

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

Results of Operations

The Company earned revenue of $5,723 in the fiscal year ended October 31, 2008, compared to no revenue in the 2007 fiscal year.  The Company’s net loss from operations for the 2008 fiscal year was $1,274,475, compared to a net loss of $1,148,182 in the prior fiscal year.

Our revenue for the 2008 fiscal year primarily derived from the ATM function of our kiosks.  Our lack of any revenue in the 2007 fiscal year was result of the rescission of the Big Fish transaction described herein as well as the Notes to the financial statements.

Our significant net losses from operations for both the 2008 and 2007 fiscal years derived from our inability to derive significant revenues while incurring material working capital costs, including costs of development and deploying our kiosks.  Additionally, as discussed below in Liquidity and Capital Resources, we have and continue to incur material and significant penalties and expenses as a result of our defaults on a number of promissory notes.

Liquidity and Capital Resources

Cash Flows

Cash used in operations was $1,327,251 for the year ended October 31, 2008 compared to $1,866,362 of cash used in operations for the year ended October 31, 2007.

Cash flows from financing activities were $1,661,043 for the year ended October 31, 2008 due primarily to proceeds from long-term debt offset by repayment of long-term debt.

In May and June of 2008, we entered into a new series of convertible bridge notes with several unrelated parties totaling $470,000.  The convertible bridge notes are due six months from the date of issuance and incur interest at the rate of 10% per annum.  The notes are convertible by the holder at any time at a conversion price equal to the per share price of a new issuance.  We are currently in default of the convertible bridge notes.  In connection with the convertible bridge notes, we also issued warrants to purchase 470,000 shares of our common stock at an exercise price of $.15, and warrants to purchase 470,000 shares of our common stock at an exercise price of $.25.

As discussed in Note 8 to the financial statements, we are in default of a number of our promissory notes, including, but not limited to, the Round A Notes, the Round B-1 Notes and the Round B-2 Notes (as such terms are defined in Note).   We have and continue to accrue material and significant penalties and interest expense as a result of these defaults.  There is no guaranty we will ever be able to cure these defaults and repay the notes including interest and penalties.  These defaults raise a substantial concern regarding our ability to continue as a going concern.

From November 2009 through January 2010, we entered into a series of convertible notes aggregating $419,000.  The notes are due one year from the date of issuance and incur interest at the rate of 10% per annum.  In connection with the notes, we issued five year warrants to purchase 9,114,286 shares of our common stock at an exercise price of $.05 per share.

In March 2009, we obtained interest free advances from two of its officers totaling $40,000.

In April 2009, we entered into additional bridge note agreements aggregating $30,000.  The convertible bridge note is due six months from the date of issuance and incurs interest at the rate of 10% per annum.  The note is convertible by the holder at any time at a conversion price equal to the per share price of a new issuance.  We also issued warrants to purchase 30,000 shares of our commons stock at an exercise price of $.15 per share and warrants to purchase 30,000 shares of our common stock at an exercise price of $.25 per share.

In December 2008, a note holder converted notes with a total value of $25,000 into 208,333 shares of common stock.

In March 2009, warrants to purchase 2,500,000 shares of common stock were exercised in exchange for $125,000.

Subsequent to October 31, 2008, the Company repurchased approximately 4 million shares in exchange for approximately 4 million restricted shares.  These shares were subsequently resold.

Subsequent to October 31, 2008, the Company issued approximately 10 million shares of the Company’s common stock in exchange for services.

In April 2010, warrants to purchase 5 million shares of common stock were exercised for $50,000.

Subsequent to October 31, 2008, the Company issued approximately 2,700,000 shares of common stock for the payment of interest accrued on its notes payable.

In January 2010, the Company issued 5 million shares to an investor pursuant to anti-dilution provisions in the investor’s agreement.

Cash and cash equivalents

We had cash and cash equivalents of $130,913 as of October 31, 2008.

Due to the substantial doubt of our ability to meet our working capital needs, history of losses and current shareholders’ deficit, in their report on the annual financial statements for the year ended October 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

The following financial statements are filed with this Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at October 31, 2008 and 2007

Statements of Operations for the years ended October 31, 2008 and 2007

Statements of Shareholders’ Equity for the years ended October 31, 2008 and 2007

Statements of Cash Flows for the years ended October 31, 2008 and 2007

Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of PSI Corp.

We have audited the accompanying balance sheets of PSI Corp. as of October 31, 2008 and 2007 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. PSI Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

We believe that our audits provide a reasonable basis for our opinion.  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PSI Corp. as of October 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant recurring losses. The realization of a major portion of its assets is dependent upon its ability to meet its future financing needs and the success of its future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Seligson & Giannattasio, LLP
White Plains, NY
April 20, 2010

PSI CORPORATION
BALANCE SHEETS

	OCTOBER 31, 2008	OCTOBER 31, 2007
ASSETS

CURRENT ASSETS

Cash	$130,913	$383,557
Inventory	45,614	283,677
Other current assets	18,461	145,204

Total current assets	194,988	812,438

Furniture and equipment, net	333,074

Other Assets
Financing costs, net	281,583	150,091

Total Assets	$809,645	$962,529

The accompanying notes are an integral part of these financial statement

PSI CORPORATION
BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

	OCTOBER 31, 2008	OCTOBER 31, 2007
CURRENT LIABILITIES
Notes payable	$585,450	$--
Accounts payable	1,044,056	1,029,132
Accrued expenses	637,891	149,841

Total current liabilities	2,267,397	1,178,973

Long- term debt	2,274,241	1,741,570

Total liabilities	4,541,638	2,920,543

Stockholders’ Deficiency:
Preferred stock, $.001 par value; 5,000,000 shares authorized, none issued and outstanding	--	--
Common stock, $.001 par value; 300,000,000 shares authorized, 76,068,016 and 76,068,016 shares issued and outstanding, respectively	76,832	76,832
Additional paid-in capital	9,732,369	9,062,475
Accumulated deficit	(13,540,207)	(11,096,334)

Less: Treasury stock	(987)	(987)

Total Stockholders’ Deficiency	(3,731,993)	(1,958,014)

Total Liabilities and Stockholders’ Deficiency	$809,645	$962,529

The accompanying notes are an integral part of these financial statements

PSI CORPORATION
STATEMENTS OF OPERATIONS

	YEAR ENDED OCTOBER 31,
	2008	2007

REVENUE	$5,723	$--
Cost of Goods Sold	30,624	--
Gross Profit (loss)	(24,901)	--

ADMINISTRATIVE EXPENSES	1,249,574	1,148,182

Loss from operations	(1,274,475)	(1,148,182)

OTHER INCOME (EXPENSES)

Interest, net	(592,038)	(772,793)
Loss on settlements	(14,581)	--
Forgiveness of indebtedness	--	541,131
Loss on investments	(100,000)	(150,000)
Impairment of fixed assets	(245,317)	--
Valuation allowance on inventory	(240,662)	(120,655)
Other income	23,200	--

NET LOSS	$(2,443,873)	$(1,650,499)

Basic and diluted weighted average shares	76,832,609	66,030,129

Basic and diluted loss per share	$(.03)	$(.02)

The accompanying notes are an integral part of these financial statements

PSI CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
YEARS ENDED OCTOBER 31, 2008 AND 2007

	Shares Of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Deficit

Balance, November 1, 2006	65,231,989	$65,231	$8,558,668	$(10,984,247)	$(987)	$(2,361,335)

Rescission of Big Fish	(4,952,380)	(4,952)	(1,345,048)	1,538,412		188,412

Adjusted Balance, November 1, 2006	60,279,409	60,279	7,213,620	(9,445,835)	(987)	(2,172,923)

Conversion of long-term debt into common stock	22,454,000	22,454	2,951,651			2,974,105
Return of shares in connection with various litigation	(5,901,000)	(5,901)	(1,358,532)			(1,364,433)

Issuance of warrants in connection with financing			255,736			255,736

Net Loss				(1,650,499)		(1,650,499)

Balance, October 31, 2007	76,832,409	76,832	9,062,475	(11,096,334)	(987)	(1,958,014)

Issuance of warrants in connection with financing			669,894			669,894

Net loss				(2,443,873)		(2,443,873)

Balance, October 31, 2008	76,832,409	$76,832	$9,732,369	$(13,540,207)	$(987)	$(3,731,993)

These accompanying notes are an integral part of these financial statements.

PSI CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31,

	2008	2007
OPERATING ACTIVITIES
Net Loss	$(2,443,873)	$(1,650,499)
Adjustments to reconcile net loss :
Depreciation	34,141	--
Forgiveness of indebtedness	--	(541,131)
Write down of inventory	240,662	120,655
Issuance of warrants in connection with financing	71,271	0
Amortization of debt financing costs	87,729	0
Amortization of discount	60,393	0
Changes in operating assets and liabilities:
Accounts receivable	--	119,871
Inventories	(2,599)	(224,349)
Prepaid expenses	126,743	(130,250)
Accounts payable	10,235	(13,146)
Accrued liabilities	488,047	452,487
Net cash flows from operating activities	(1,327,251)	(1,866,362)

INVESTING ACTIVITIES
Net advances to formerly related parties	--	455,776
Debt financing costs	(219,221)	--
Purchase of fixed assets	(367,215)	--
Net cash flows from investing activities	(586,436)	455,776

FINANCING ACTIVITIES
Proceeds from long term debt	1,716,000	1,845,000
Repayment of long term debt	(54,957)	(61,800)

Net cash flows from financing activities	1,661,043	1,783,200

INCREASE (DECREASE) IN CASH	(252,644)	372,614
Cash, beginning of year	383,557	10,943

Cash, end of year	$130,913	$383,557

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for interest	$28,750	$32,961

The accompanying notes are an integral part of these financial statements

PSI CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2008 AND 2007

1.	ORGANIZATION AND GOING CONCERN

Organization

PSI Corporation (the “Company” was organized under the laws of Nevada in June, 1991.  As of December, 2004, the Company was a non-operating public shell corporation.   Prior to December 10, 2004, the Company’s operations consisted of administrative costs necessary to maintain the Company and seeking to identify potential operating entities.  The Company became an operating entity when such quest resulted in the transaction set forth in the next paragraph.

PSI provides interactive customer communications systems and applications that support targeted marketing programs with point-of-purchase (POP) services and information that serve shoppers and distributors.

The Company’s multi-functional Pantel kiosks are being installed in supermarket chains throughout the East Coast and Midwest and combine multiple POP services such as in-store product advertising and on-demand coupons, as well as redeeming text-messaged and loyalty-card coupons.

Going Concern

The Company’s consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern, which contemplates the continuation of operations, the realization of assets and the liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result from the Company being unable to continue as a going concern.  At October 31, 2008, the Company had total assets of $809,645 and liabilities of $4,541,638.  Management has indicated that it is cognizant of the need to raise additional capital not only to meet its financial obligations but also to expand the business.  These factors cumulatively indicate that there is substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Equity and other investments may include both debt and equity instruments.  Debt securities and publicly traded equity securities will be classified as available for sale and will be recorded at market using the specific identification method.  All other investments, excluding those accounted for using the equity method, will be recorded at cost.

PSI CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2008 AND 2007

Fair Value. The carrying amounts of cash and cash equivalents, trade receivables, accounts payable, notes payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

Income Taxes.  The Company had deferred tax assets of approximately $3,935,000 as of October 31, 2008, primarily related to net operating loss carryforwards (“NOL”), which have yet to be utilized.  The utilization of these losses, if available, to reduce the future income taxes, will depend upon the generation of sufficient taxable income prior to the expiration of the NOL.  Therefore, at October 31, 2008, the Company established a 100% valuation allowance against the deferred tax assets as the likelihood of recognizing this benefit cannot be certain.  The net operating losses will expire in various years through 2028.

Inventories.  Inventories are stated at the lower of cost or market, using the average cost method.  Cost includes materials, labor, and manufacturing overhead related to the purchase and production of  inventories.  PSI will regularly review inventory quantities on hand, future purchase commitments with its suppliers, and the estimated utility of its inventory.  During the year ended October 31, 2008, the Company reduced its inventories by $240,662.

Loss per Common Share.    Basic EPS includes no dilution and is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the income (loss) of the Company.  Total potentially dilutive shares outstanding at October 31, 2008 and 2007 totaled $32,372,014 and $27,205,087.

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

Property and Equipment.  Property and equipment are stated at cost and depreciated using the straight-line method over the estimated life of the asset of 5 years.

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

The Company may also license or lease its products (rather than effect outright sales of the same). Revenues derived from licenses or leases will be treated as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the billing coverage period. PSI’s potential multiple year licensing/lease transactions may include the right to receive future updated improvements to its product line. Some multi-year licensing/lease arrangements may include a perpetual license for current products combined with rights to receive future improved/updated versions of such products. Online advertising revenue derived from the kiosks and signage products are and will be recognized as advertisements are displayed. Costs related to PSI’s product line are recognized when the related revenue is recognized.

PSI CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2008 AND 2007

Advertising. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $26,345 and $7,000 for the years ended October 31, 2008 and 2007, respectively.

Debt financing costs. Debt financing costs are the costs incurred relating to the notes payable.  The costs are amortized over the term of the related indebtedness.

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

Recently Issued Accounting Standards

In June 2009, the FASB issued guidance under ASC Topic 105 Generally Accepted Accounting Principles as it relates to the FASB’s accounting standards codification.  This standard replaces previously established guidance, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company began to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) – Multiple Deliverable Revenue Arrangements.” ASU No. 2009-13 eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and expands the disclosures related to multiple deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. The adoption of ASU No. 2009-13 is not expected to have a material impact on the Company’s results of operations or financial position.

In September 2009, the FASB also ratified authoritative accounting guidance requiring the sales of all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality to be excluded from the scope of the software revenue guidance. The Company adopted the guidance on a prospective basis during the three months ended September 27, 2009 effective for all periods in 2009. Prior to the adoption of this guidance, the Company assessed all software items included in the Company’s product offerings to be incidental to the product itself and, therefore, excluded all sales from the scope of the related software revenue guidance. As a result, the adoption of this guidance had no impact on the Company’s consolidated financial statements.

PSI CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2008 AND 2007

3.	FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	October 31,
	2008	2007

Digital displays	$367,215	$--
Less: accumulated amortization	34,141	--
	$333,074	$--

Depreciation expense for the year ended October 31, 2008 and 2007 totaled $34,141 and $--, respectively.

4.	INVENTORIES

Inventories consist of the following:

	October 31,
	2009	2007

Raw materials	$--	$--
Finished goods	45,614	283,677
	$45,614	$283,677

5.	STOCKHOLDERS’ EQUITY

Warrants

Warrant transactions for the years ended October 31, 2008 and 2007 are as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, November 1, 2006	15,189,048	$0.12
Granted	12,016,039	0.12
Exercised	--	--
Expired	--	--
Outstanding, October 31, 2007	27,205,087	$0.12
Granted	5,166,927	0.16
Exercised	--	--
Expired	--	--
Outstanding, October 31, 2008	32,372,014	0.13

Exercisable warrants:
October 31, 2008	25,088,712	$0.56

PSI CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2008 AND 2007

6.	ACQUISITIONS

A)
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

As reported in a Form 8-K filing dated November 13, 2007, the Registrant and IMG entered into a Settlement Agreement and Release (“SAR”) dated November 9, 2007.  Such SAR resolved all issues involved in a February 1, 2007, lawsuit initiated by IMG against the subsidiary and counterclaims interposed by the Registrant on May 14, 2007.  The Registrant was not named as a party defendant in the action initiated by IMG.  However, then counsel for the Registrant named the Registrant as the plaintiff in the counterclaim interposed in the action initiated by IMG.  The SAR obligated IMG to return to the Registrant for cancellation an aggregate of 3,318,182 shares of the initial 6,818,182 shares issued to IMG pursuant to the ASP.  The SAR acknowledged that the Registrant was not then current in its required 1934 Act filings and that, therefore, Rule 144 was not applicable to the remaining 3,318,182 shares.  The SAR also obligated the Registrant to pay to IMG the additional sum of $100,000, which is reflected as loss on investments.

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

B)
Failed Acquisition of Big Fish Marketing.   As previously disclosed, on August 7, 2006, the Company acquired substantially all of the assets of Big Fish Marketing Group, Inc, a Colorado corporation (“Big Fish”) pursuant to an Agreement and Plan of Reorganization (the “Purchase Agreement”) effective July 26, 2006. In consideration for the Purchase Agreement, the Company paid to Big Fish $150,000 (the “Cash Consideration”) in cash and delivered 4,952,380 shares of the Company’s common stock (having an agreed-upon aggregate value of $1,350,000). The purchased assets consisted of all of the assets used by Big Fish including but not limited to quotes, customer lists, accounts receivable, contracts, office furnishings, trademarks and other registered marks, all deposits including cash on hand, all intellectual property, domain names and rights owned by Big Fish against third parties.   During the year ended October 31, 2008, the Company determined that there was a material failure to satisfy the closing conditions, in addition to the Purchase Agreement having been executed by a party not having the power to do so.  As a result, the transaction has been rescinded, removing all transactions and operations of Big Fish Marketing from the Company’s books and records.

7.	LITIGATION

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

PSI CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2008 AND 2007

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

In connection with the Round B-1 Notes, the Company also issued warrants to purchase 1,976,191 shares of the Company’s common stock at an exercise price of $.19.  The warrants may be exercisable at any time for a period of 5 years.  In connection with the issuance of the warrants, the Company has reflected a value for the warrants of $41,912.  The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-

PSI CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2008 AND 2007

pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 5.06%; and expected lives of 2.5 years. The warrants meet the requirements to be classified as equity.  The value of the warrants was reflected as additional interest and expensed on the date of issuance.

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

In August 2007, the Company entered into exchange agreements with the holders of 300,000 of the Bridge Notes whereby the notes were converted into 3,000,000 shares of the Company’s common stock.  The remaining $25,000 remains outstanding at October 31, 2008.

In May and June of 2008, the Company entered into a new series of Bridge Notes with several unrelated parties totaling $470,000.  The Bridge Notes are due six months from the date of issuance and incur interest at the rate of 10% per annum.  The notes are convertible by the holder at any time at a conversion price equal to the per share price of a new issuance.

In connection with the Bridge Notes, the Company also issued warrants to purchase 470,000 shares of the Company’s common stock at an exercise price of $.15, and warrants to purchase 470,000 shares of the Company’s common stock at an exercise price of $.25.  The warrants may be exercisable at any time for a period of 5 years.  In connection with the issuance of the warrants, the Company has reflected a value for the warrants totaling $47,112.  The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 4.86%; and expected lives of 5 years.

PSI CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2008 AND 2007

Round D Loans

Commencing May through October 2007, the Company entered into notes (“Round D Notes”) with several unrelated parties totaling approximately $2,766,000.  The Round D Notes incur interest at rates ranging from 12% to 14% per annum, payable semi-annually and are due 3 years from the date of issuance.

 In connection with the Round D Notes, the Company also issued warrants to purchase 7,221,500 shares of the Company’s common stock at an exercise price of $.15.  The warrants may be exercisable at any time for a period of 5 years.  In connection with the issuance of the warrants, the Company has reflected a value for the warrants totaling $549,011.  The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 3.57%; and expected lives of 5 years.

Shelter Island Opportunity Fund Notes

In August 2006, the Company entered into a note agreement for the payment of consulting fees to an unrelated party totaling $98,770.  The note is due on October 31, 2008 with 11 monthly payments commencing on January 31, 2007 and incurs interest at the rate of 12.25% per annum.  Interest on the notes were payable on a monthly basis commencing November 30, 2007.   Although the Company did not make the monthly payments as prescribed by the loan agreement, all accrued interest had been paid through October 31, 2008.

Miller Financial Network Note

In June 2006, the Company entered into a note agreement with an unrelated party totaling $100,000.  The note incurred interest at the rate of 10% per annum.  In January 2007, the Company was notified that the note was in default and the holder had elected to accelerate the note.  The Company has been making payments monthly payments towards the interest, legal costs and principal on the note.  At October 31, 2008, there was $41,268 in principal remaining on the note.

9.	COMMITMENTS

Operating Leases

The Company leases office space and equipment under a non-cancelable operating lease agreement expiring in November 2012.

The minimum rental commitments under noncancelable operating leases that have remaining noncancelable lease terms in excess of one year at October 31, 2008 are as follows:

Years Ending October 31	Future Minimum Lease Payments
2009	$24,732
2010	24,732
2011	24,732
2012	2,061

Total	$76,257

Total rent expense for these operating leases was approximately $98,713 and $67,441 for the years ended October 31, 2009 and 2008, respectively.

PSI CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2008 AND 2007

10.	INCOME TAXES

The Company has not filed federal or state tax returns for the years ended October 31, 2006, 2007 and 2008.  The Company did not believe it owes material federal or state taxes for these fiscal years as a result of its operating losses.  At October 31, 2008, the Company had an operating loss carry forward of approximately $8,750,100 for federal tax purposes state tax purposes, which expire through 2028.

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards. The significant components of net deferred income tax assets for the Company are:

	October 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforward	$3,494,790	$2,851,706
Accrued expenses not currently deductible	344,183	131,425
Inventory reserve	96,120	--
Deferred tax assets before valuation	3,935,093	2,983,131
Valuation allowance	(3,935,093)	(2,983,131)
Net deferred income tax assets	$—	$—

Generally accepted accounting principles requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's history of operating losses, management has provided a valuation allowance equal to its net deferred tax assets.

11.	SUBSEQUENT EVENT

Round D Loans

The Company issued Round D notes aggregating $150,000 in November 2008.  In connection with the notes, a warrant to purchase 412,500 shares of stock were granted to the holder.  The terms and conditions of the note and warrant are identical to those described in Round D notes in note 8 above.

Round F loans

In November 2009, the Company entered into a series of convertible notes aggregating $319,000.  The notes are due one year from the date of issuance and incur interest at the rate of 10% per annum.  In connection with the notes, the Company issued five year warrants to purchase 9,114,286 shares of the Company’s common stock at an exercise price of $.05 per share.  In January 2010, the Company issued an additional note totaling $100,000.  The terms and conditions of the note are identical to the notes issued in November 2009.

Short Term Financings

In March 2009, the Company obtained interest free advances from two of its officers totaling $40,000.

In April 2009, the Company entered into additional bridge note agreements aggregating $30,000.  The terms and conditions of the notes are substantially identical with the Bridge Notes issued in May and June 2008 (Note 8).  The Company also issued warrants to purchase 30,000 shares of the Company’s commons stock at an exercise price of $.15 per share and warrants to purchase 30,000 shares of the Company’s common stock at an exercise price of $.25 per share.

Issuance of Common Stock

In December 2008, a note holder converted notes with a total value of $25,000 into 208,333 shares of common stock.

In March 2009, warrants to purchase 2,500,000 shares of common stock were exercised in exchange for $125,000.

Subsequent to October 31, 2008, the Company repurchased approximately 4 million shares in exchange for approximately 4 million restricted shares.  These shares were subsequently resold.

Subsequent to October 31, 2008, the Company issued approximately 10 million shares of the Company’s common stock in exchange for services.

In April 2010, warrants to purchase 5 million shares of common stock were exercised for $50,000.

Subsequent to October 31, 2008, the Company issued approximately 2,700,000 shares of common stock for the payment of interest accrued on its notes payable.

In January 2010, the Company issued 5 million shares to an investor pursuant to anti-dilution provisions in the investor’s agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of October 31, 2008 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission (SEC) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us, and was made known to them by others within those entities, particularly during the period when this report was being prepared as our periodic filings under the Exchange Act were not made in a timely manner .

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

Based on this evaluation, management concluded that, as of the Evaluation Date, our internal control over financial reporting was not effective in order to provide reasonable assurance regarding the reliability of financial reporting disclosures and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles due to significant deficiencies in our internal controls.

The following significant deficiencies were identified:

•	Lack of adequate and properly trained internal accounting staff
•	Lack of effective controls over the financial closing and reporting process

A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statement that is more than inconsequential will not be prevented or detected.

Due to our limited resources, we have limitations surrounding staffing resources to ensure transactions are adequately captured and tracked along with the proper supervision of the accounting department. We have begun to formulate additional controls and policies relating to internal control over financial reporting and disclosures, including preparation of accounting policies and procedures manual, containing among other things, detailed , expanded closing checklists, to guide our accounting personnel in addressing significant accounting issues in compliance with U.S. GAAP and SEC requirements.

Because of its inherent limitations, as system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers, directors and key personnel of the Company as of October 23, 2008 were as follows:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in 2008, 2007 and 2006, certain Forms 3, 4 and 5 were not timely filed with the SEC by such reporting persons.  We are currently working to remedy that deficiency.

Code of Ethics

The Company does not currently have a code of ethics applicable to its principal executive and financial officers.  Prior to the FWI transaction and after the rescission of the Pantel transaction, the Company did not believe such a code was necessary as the Company had limited operations.  The Board of Directors intends to consider adopting such a code.

ITEM 11. EXECUTIVE COMPENSATION

None of the directors and officers of the Company has received any renumeration of any kind (including reimbursement of expenses or equity compensation) during the period November 1, 2007, through October 31, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with regard to the beneficial ownership of outstanding
Shares of Common Stock by (i) each person known by PSI to own beneficially five (5%) percent or more of the outstanding shares of the Company’s Common Stock; (ii) each director and named executive officer individually; and (iii) all executive officers and directors of the Company as a group.  As of May 5, 2010 there were 111,260,622 shares of our common stock issued and outstanding. The numbers of shares beneficially owned include shares of common stock which the listed beneficial owners have the right to acquire within 60 days of September 22, 2009 upon the exercise of all options and other rights beneficially owned on that date. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees.  The aggregate fees billed for the last fiscal year for professional services rendered by the independent auditor for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q, or services that are normally provided by the accountant in connection with the statutory and regulatory filings or engagements for such fiscal year, amounted to $62,749.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules:

Financial statements as of October 31, 2008 and 2007, and for the two years ended October 31, 2008, are included in Item 8. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

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

PSI Corporation

	By:	/s/ David Foni
Dated: May 10, 2010		David Foni
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Foni	Chief Executive Officer and Chairman of the Board	May 10, 2010
David Foni	(Principal Executive Officer)

/s/ Eric Kash	Chief Financial Officer	May 10, 2010
Eric Kash	(Principal Financial Officer and Principal Accounting Officer)