Form 10-Q
period 2009-01-31
PSI CORP
filed 2010-05-27
CIK 888702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

(917) 371-2441

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

As of May 25, 2010, there were 111,260,622 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

PSI CORPORATION

For The Quarterly Period Ended January 31, 2009

PART I

FINANCIAL INFORMATION

PSI CORPORATION

BALANCE SHEETS

	JANUARY 31, 2009 (Unaudited)	OCTOBER 31, 2008
ASSETS

CURRENT ASSETS

Cash	$ 124,163	$ 130,913
Inventory	45,614	45,614
Other current assets	18,461	18,461

Total current assets	188,238	194,988

Furniture and equipment, net	314,713	333,074

Other Assets
Debt financing costs, net	249,509	281,583

Total Assets	$ 752,460	$ 809,645

The accompanying notes are an integral part of these financial statements

PSI CORPORATION

BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

	JANUARY 31, 2009 (Unaudited)	OCTOBER 31, 2008
CURRENT LIABILITIES
Notes Payable	$ 556,679	$ 585,450
Accounts payable	959,810	1,044,056
Accrued expenses	323,170	241,875
Accrued interest	514,140	396,016

Total current liabilities	2,353,799	2,267,397

Long- term debt	2,397,891	2,274,241

Total Liabilities	4,751,690	4,541,638

Stockholders’ Deficiency:
Preferred stock, $.001 par value; 5,000,000 shares authorized, none issued and outstanding
Common Stock, $.001 par value; 300,000,000 shares authorized, 77,690,942 and 76,832,409 issued and outstanding	77,690	76,832
Additional paid-in capital	10,061,645	9,732,369
Accumulated deficit	(14,137,578)	(13,540,207)

Less: treasury stock	(987)	(987)

Total Stockholders’ Deficiency	(3,999,230)	(3,731,993)

Total Liabilities and Stockholders’ Deficiency	$ 752,460	$ 809,645

The accompanying notes are an integral part of these financial statements

PSI CORPORATION

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31,

(Unaudited)

	2009	2008

REVENUE	$ 212	$ 25,000
Cost of Goods Sold	0	25,000
Gross Profit	212	0

ADMINISTRATIVE EXPENSES	393,103	241,943

Loss from operations	(392,891)	(241,943)

OTHER INCOME (EXPENSES)

Interest, net	(204,481)	(3,014)
Loss on settlement	0	(100,000)
Valuation allowance on inventory	0	(245,317)

NET LOSS	$ (597,372)	(590,274)

Basic and diluted weighted shares outstanding	77,385,598	76,832,609
Basic and diluted loss per share	$ (.01)	$ (.01)

The accompanying notes are an integral part of these
financial statements

PSI CORPORATION

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JANUARY 31,

(Unaudited)

	2009	2008
OPERATING ACTIVITIES

Net loss	$ (597,372)	$ (590,274)

Adjustment to reconcile net loss to net cash from operating activities:
Depreciation	18,361	--
Amortization of deferred financing fees	32,074	29,045
Amortization of debt discounts	49,640	--
Valuation allowance of inventory	--	245,317
Expenses paid through issuance of stock	8,500	--
Changes in assets and liabilities
Accounts receivable	--	(25,000)
Inventory	--	(186,640)
Other current assets	--	(9,796)
Accounts payable	(85,244)	(175,137)
Other current liabilities	199,418	111,302

Net cash Provided By (Used in) operating activities	(374,623)	(601,183)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long term debt	(6,127)	--
Proceeds from issuance of long term debt	138,000	250,000
Proceeds from issuance of common stock	236,000	--

Net cash provided by (utilized by) financing activities	367,873	250,000

INCREASE (DECREASE) IN CASH	(6,750)	(351,183)

Cash, beginning of period	130,913	383,557

Cash, end of period	$ 124,163	$ 32,374

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest during the year	$ 1,373	$ 10,758

Cash paid for income taxes during the year	$ 0	$ 0

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

Going Concern

The Company’s financial statements have been prepared on the assumption that the Company will continue as a going concern, which contemplates the continuation of operations, the realization of assets and the liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result from the Company being unable to continue as a going concern.  At January 31, 2009, the Company had total assets of $752,460 and liabilities of $4,751,690. Management has indicated that it is cognizant of the need to raise additional capital not only to meet its financial obligations but also to expand the business. These factors cumulatively indicate that there is substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Income Taxes.  Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  The Company had deferred tax assets of approximately $4,150,462 as of January 31, 2009, primarily related to net operating loss carryforwards (“NOL”), which have yet to be utilized.  The utilization of these losses, if available, to reduce the future income taxes, will depend upon the generation of sufficient taxable income prior to the expiration of the NOL. Therefore, at January 31, 2009 and October 31, 2008, the Company established a 100% valuation allowance against the deferred tax assets as the likelihood of recognizing this benefit cannot be certain. The net operating losses will expire in various years through 2029.

PSI CORPORATION

NOTES TO FINANCIAL STATEMENTS

Inventories. Inventories are stated at the lower of cost or market, using the average cost method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. PSI will regularly review inventory quantities on hand, future purchase commitments with its suppliers, and the estimated utility of its inventory.

Loss per Common Share.   Basic EPS includes no dilution and is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the income (loss) of the Company. Total potentially dilutive shares outstanding excluded from diluted EPS at January 31, 2009 and 2008 totaled 32,784,514 and 28,717,587.

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

PSI CORPORATION

NOTES TO FINANCIAL STATEMENTS

Advertising. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $25,457 and $406 for the quarters ended January 31, 2009 and 2008, respectively.

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

PSI CORPORATION

NOTES TO FINANCIAL STATEMENTS

3.

FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	January 31 2009 (Unaudited)	October 31, 2008
Digital displays	$367,216	$367,216
Less: accumulated amortization	52,503	34,142
	$314,713	$333,074

Depreciation expense for the three months ended January 31, 2009 and 2008 totaled $18,361 and $--, respectively.

4.

INVENTORIES

Inventories consist of the following:

	January 31 2009 (Unaudited)	October 31, 2008
Raw materials	$--	$--
Finished goods	45,614	45,614
	$45,614	$45,614

5.

STOCKHOLDERS’ EQUITY

Warrants

Warrant transactions are as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, November 1, 2007	27,205,087	$0.12
Granted	5,166,927	0.16
Exercised	--	--
Expired	--	--

	32,372,014	0.13
Granted	412,500	0.16
Exercised	--	--
Expired	--	--

Outstanding, January 31, 2009	32,784,514	$0.13

PSI CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

B)

Failed Acquisition of Big Fish Marketing.  As previously disclosed, on August 7, 2006, the Company acquired substantially all of the assets of Big Fish Marketing Group, Inc, a Colorado corporation (“Big Fish”) pursuant to an Agreement and Plan of Reorganization (the “Purchase Agreement”) effective July 26, 2006. In consideration for the Purchase Agreement, the Company paid to Big Fish $150,000 (the “Cash Consideration”) in cash and delivered 4,952,380 shares of the Company’s common stock (having an agreed-upon aggregate value of $1,350,000). The purchased assets consisted of all of the assets used by Big Fish including but not limited to quotes, customer lists, accounts receivable, contracts, office furnishings, trademarks and other registered marks, all deposits including cash on hand, all intellectual property, domain names and rights owned by Big Fish against third parties. During the year ended Octob er 31, 2008, the Company determined that there was a material failure to satisfy the closing conditions, in addition to the Purchase Agreement having been executed by a party not having the power to do so. As a result, the transaction has been rescinded, removing all transactions and operations of Big Fish Marketing from the Company’s books and records.

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

In August 2007, the Company entered into exchange agreements with the holders of 300,000 of the Bridge Notes whereby the notes were converted into 3,000,000 shares of the Company’s common stock. The remaining $25,000 was converted into 208,333 shares of common stock in December 2008.

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

The Company issued Round D notes aggregating $150,000 in November 2008. In connection with the notes, a warrant to purchase 412,500 shares of stock were granted to the holder. The terms and conditions of the note and warrant are identical to those described above.   No expense was recorded for these warrants as the additional cost was not material.

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

Total rent expense for these operating leases was approximately $17,106 and $20,455 for the quarters ended January 31, 2009 and 2008, respectively.

PSI CORPORATION

NOTES TO FINANCIAL STATEMENTS

10.

 INCOME TAXES

The Company has not filed federal or state tax returns for the years ended October 31, 2006, 2007 and 2008. The Company did not believe it owes material federal or state taxes for these fiscal years as a result of its operating losses. At January 31, 2009, the Company had an operating loss carry forward of approximately $8,937,779 for federal tax purposes state tax purposes, which expire through 2029.

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards. The significant components of net deferred income tax assets for the Company are:

	January 31,	October 31,
	2009	2008
Deferred tax assets:	(Unaudited)
Net operating loss carryforward	$3,569,749	$3,494,790
Accrued expenses not currently deductible	386,613	344,183
Fixed asset writedown	96,120	96,120
Inventory reserve	97,980	--
Deferred tax assets before valuation	4,150,462	3,935,093
Valuation allowance	(4,150,462)	(3,935,093)
Net deferred income tax assets	$—	$—

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

Subsequent to October 31, 2008, the Company repurchased approximately 2 million shares in exchange for approximately 4 million restricted shares. These shares were subsequently resold.

Subsequent to March 31, 2009, the Company issued approximately 12 million shares of the Company’s common stock in exchange for services.

In April 2010, warrants to purchase 5 million shares of common stock were exercised in a cashless exercise.

PSI CORPORATION

NOTES TO FINANCIAL STATEMENTS

Subsequent to October 31, 2008, the Company issued approximately 4,500,000 shares of common stock for the payment of interest accrued on its notes payable.

In January 2010, the Company issued 5 million shares to an investor pursuant to anti-dilution provisions in the investor’s agreement.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion of the financial condition and results of operations of the Company set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act. When used in this Form 10-Q, or in the documents incorporated by reference into this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “intend” and “expect” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements regarding the Company’s strategy, future sales, future expenses, future liquidity and capital resources. All forward-looking statements in this Form 10-Q are based upon information available to the Company on the date of this Form 10-Q, and the Company assumes no obligation to update any such forward-looking statements. The Company’s actual results could differ materially from those discussed in this Form 10-Q. Factors that could cause or contribute to such differences (“Cautionary Statements”) include, but are not limited to, those discussed in Item 1. Business — “Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K, which are incorporated by reference herein and in this report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on the Company’s behalf, are expressly qualified in their entirety by the Cautionary Statements.

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

Results of Operations

We earned revenue of $212 in the three months ended January 31, 2009, compared to $25,000 in the previous year’s quarter.  The Company’s net loss for three months ended January 31, 2009 was $597,372, compared to a net loss of $590,274 in the three months ended January 31, 2008.

Our administrative expenses rose from $241,943 for the three months ended January 31, 2008 to $393,103 for the three months ended January 31, 2009 primarily as a result of consulting and payroll and expenditures related thereto.

Additionally, our interest expenses rose from $3,014 for the three months ended January 31, 2008 to $204,481 for the three months ended January 31, 2009 primarily as a result of increased borrowings from convertible debt.

Liquidity and Capital Resources

Cash Flows

Cash used in operating activities was $374,623 for the three months ended January 31, 2009 compared to $601,183 of cash used in operating activities for the three months ended January 31, 2008.

Net cash provided by financing activities was $367,873 for the three months ended January 31, 2009, compared to $250,000 of net cash provided by financing activities in the three months ended January 31, 2008. The increase in the net cash provided by financing activities was in part due to the issuance of $236,000 shares of common stock.

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

Cash and cash equivalents

We had cash and cash equivalents of $124,163 as of January 31, 2009.

Due to the substantial doubt of our ability to meet our working capital needs, history of losses and current shareholders’ deficit, in their report on the annual financial statements for the fiscal year ended October 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

Critical Accounting Policies and Procedures and Recent Accounting Pronouncements

The Company’s critical accounting policies and procedures and recent accounting pronouncements are set forth in the Notes to our Financial Statements set forth in Item 1 hereof.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.

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

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

        From time to time the Company may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of business.

         We are not currently involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations.

Item 1A.

Risk Factors

        There have been no material changes to our risk factors as previously disclosed in our most recent 10-K filing.

Item 2.

Unregistered Sales Of Equity Securities And Use Of Proceeds.

During the quarter ended January 31, 2009, we issued an aggregate of 50,000 shares of common stock to four individuals in compensation for various fees and services provided by such individuals with respect to the display of our kiosks at a trade show.  The issuances of the securities were made pursuant to an exemption from registration requirements under Rule 701 of the Securities Act of 1933 (the “Act”) and are “restricted securities” as defined in the Act.

Item 3.

        Defaults Upon Senior Securities

         None. Please see Note 8 to our Financial Statements for a complete discussion of all defaults with respect to various promissory notes issued by us that have occurred prior to this fiscal quarter.

Item 4.

Submission of Matters to a Vote of Security Holders

         None.

Item 5.

Other Information

         This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subjected to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

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

PSI Corporation

By:	/s/ David Foni
Name:	David Foni
Title:	Chief Executive Officer
Date:	May 27, 2010

By:	/s/ Eric Kash
Name:	Eric Kash
Title:	Chief Financial Officer
Date:	May 27, 2010