Form 10-Q
period 2009-04-30
PSI CORP
filed 2010-05-27
CIK 888702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

PSI CORPORATION

For The Quarterly Period Ended April 30, 2009

PART I

FINANCIAL INFORMATION

PSI CORPORATION

BALANCE SHEETS

	APRIL 30, 2009 (Unaudited)	OCTOBER 31, 2008
ASSETS

CURRENT ASSETS

Cash	$ 85,372	$ 130,913
Accounts receivable, net
Inventory	45,614	45,614
Other current assets	13,461	18,461

Total current assets	144,447	194,988

Fixed Assets, net	296,352	333,074

Other Assets:
Loans to formerly affiliated companies	0
Financing costs, net	218,577	281,583

Total Assets	$ 659,376	$ 809,645

The accompanying notes are an integral part of these financial statement

PSI CORPORATION

BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

	APRIL 30, 2009 (Unaudited)	OCTOBER 31, 2008
CURRENT LIABILITIES
Notes Payable	$ 622,691	$ 585,450
Accounts payable	995,024	1,044,056
Accrued expenses	382,752	241,875
Accrued interest	574,451	396,016

Total current liabilities	2,574,918	2,267,397

Long- term debt	2,445,849	2,274,241

Total liabilities	5,020,767	4,541,638

Stockholders’ Deficiency:
Preferred stock, $.001 par value; 5,000,000 shares authorized, none issued and outstanding	--	--
Common Stock, $.001 par value, 300,000,000 shares authorized, 85,537,942 and 76,832,609 shares issued and outstanding	85,537	76,832
Additional paid-in capital	10,831,687	9,732,369
Deficit	(15,277,628)	(13,540,207)

Less: Common stock in treasury	(987)	(987)

Total Stockholders’ Deficiency	(4,361,391)	(3,731,993)

Total Liabilities and Stockholders’ Deficiency	$ 659,376	$ 809,645

The accompanying notes are an integral part of these financial statements

PSI CORPORATION

STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED APRIL 30,		SIX MONTHS ENDED APRIL 30,

	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$ 14,148		$ 14,360	$ 25,000
Cost of Goods Sold	(7,091)		(7,091)	(25,000)
Gross Profit	7,057		7,269

ADMINISTRATIVE EXPENSES	946,020	324,811	1,339,123	566,754

Loss from operations	(938,963)	(324,811)	(1,331,854)	(566,754)

OTHER INCOME (EXPENSES)

Interest, net	(201,087)	(9,113)	(405,568)	(12,127)
Loss on investments		(8,332)		(108,332)
Valuation Allowance on Inventory	0		0	(245,317)

NET LOSS	$ (1,140,050)	$ (342,256)	$ (1,737,422)	$ (932,530)

Basic and diluted weighted average shares	81,675,566	76,068,016	79,495,030	76,068,016

Basic and diluted loss per share	$ (.01)	$ --	$ (.02)	$ (.01)

The accompanying notes are an integral part of these

financial statements

PSI CORPORATION

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED APRIL 30,

(Unaudited)

	2009	2008
OPERATING ACTIVITIES

Net loss	$ (1,737,422)	$ (932,530)

Adjustment to reconcile net loss to net cash from operating activities:

Depreciation	36,722	2,350
Amortization of debt financing costs	63,006	27,947
Amortization of debt discounts	98,954	--
Consulting fees	698,500	--
Changes in assets and liabilities
Accounts receivable	--	(8,147)
Inventory	--	(118,408)
Other current assets	5,000	124,585
Accounts payable and accrued expenses	334,170	10,842

Net cash Provided By (Used in) operating activities	(501,070)	(893,361)

CASH FLOWS FROM INVESTING ACTIVITIES

Debt Financing Costs	--	(72,950)
Purchase of property and equipment	--	(70,485)
Net cash Provided by (Used in) investing activities	--	(143,435)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long term debt	208,000	720,000
Repayment of long term debt	(12,471)	(10,638)
Proceeds from sale of common stock	260,000

Net cash provided by (utilized by) financing activities	455,529	709,362

INCREASE (DECREASE) IN CASH	(45,541)	(327,434)

Cash, beginning of period	130,913	383,557

Cash, end of period	$ 85,372	$ 56,123

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest during the period	12,021	$ 10,698

Cash paid for income taxes during the period	$ 0	$ 0

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

Going Concern

The Company’s consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern, which contemplates the continuation of operations, the realization of assets and the liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result from the Company being unable to continue as a going concern. At April 30, 2009, the Company had total assets of $659,376 and liabilities of $5,020,767. Management has indicated that it is cognizant of the need to raise additional capital not only to meet its financial obligations but also to expand the business. These factors cumulatively indicate that there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Income Taxes. The Company had deferred tax assets of approximately $4,321,172 as of April 30, 2009, primarily related to net operating loss carryforwards (“NOL”), which have yet to be utilized.  The utilization of these losses, if available, to reduce the future income taxes, will depend upon the generation of sufficient taxable income prior to the expiration of the NOL. Therefore, the Company established a 100% valuation allowance against the deferred tax assets as the likelihood of recognizing this benefit cannot be certain. The net operating losses will expire in various years through 2029.

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

Loss per Common Share.   Basic EPS includes no dilution and is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the income (loss) of the Company. Total potentially dilutive shares outstanding at April 30, 2009 and 2008 totaled 28,067,372 and 28,201,251.

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

Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. In the event PSI should enter into contracts where it is obligated to deliver multiple products and/or services, total revenue will be generally allocated among the products based upon the sale price of each product when sold separately.

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

PSI CORPORATION

NOTES TO FINANCIAL STATEMENTS

Advertising. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $48,661 and $2,816 for the six months ended April 30, 2009 and 2008, respectively.

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

Recently Issued Accounting Standards

In June 2009, the FASB issued guidance under ASC Topic 105 Generally Accepted Accounting Principles as it relates to the FASB’s accounting standards codification. This standard replaces previously established guidance, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company began to use the new guidelines and number ing system prescribed by the Codification when referring to GAAP in the third quarter of 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial statements.

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

PSI CORPORATION

NOTES TO FINANCIAL STATEMENTS

3.

FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	April 30, 2009 (Unaudited)	October 31, 2008
Digital displays	$367,216	$367,216
Less: accumulated amortization	70,864	34,142
	$296,352	$333,074

Depreciation expense for the six months ended April 30, 2009 and 2008 totaled $36,722 and $2,350, respectively.

4.

INVENTORIES

Inventories consist of the following:

	April 30, 2009 (Unaudited)	October 31, 2008
Raw materials	$ --	$ --
Finished goods	45,614	45,614
	$ 45,614	$ 45,614

5.

STOCKHOLDERS’ EQUITY

Warrants

Warrant transactions are as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, November 1, 2007	27,205,087	$0.12
Granted	5,166,927	0.16
Exercised	--	--
Expired	--	--
Outstanding, October 31, 2008	32,372,014	$0.13
Granted	695,358	0.13
Exercised	5,000,000.18
Expired	--	--
Outstanding, April 30, 2009	28,067,372	0.13

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

PSI CORPORATION

NOTES TO FINANCIAL STATEMENTS

The law is settled that a party seeking a temporary restraining order must demonstrate either (a) the combination of probable success on the merits or (b) serious issues being raised and the balance of hardships being in favor of the movant.& The Court ruled that the Company failed to show a likelihood of success on the Merits, that the securities fraud and breach of contract claims were time-barred, and that its allegations of fraud were precatory and, therefore, unsupported.

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

PSI CORPORATION

NOTES TO FINANCIAL STATEMENTS

In April 2009, the Company entered into additional bridge note agreements aggregating $30,000. The terms and conditions of the notes are substantially identical with the Bridge Notes issued in May and June 2008. The Company also issued warrants to purchase 30,000 shares of the Company’s commons stock at an exercise price of $.15 per share and warrants to purchase 30,000 shares of the Company’s common stock at an exercise price of $.25 per share. No expense was recorded for these warrants as the additional cost was not material.

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

PSI CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

Total rent expense for these operating leases was approximately $36, 931and $48,967 for the six months ended April 30, 2009 and 2008, respectively.

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

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards. The significant components of net deferred income tax assets for the Company are:

	April 30,	October 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforward	$3,716,070	$3,494,790
Accrued expenses not currently deductible	410,883	344,183
Fixed asset writedown	96,120	96,120
Inventory reserve	98,099	--
Deferred tax assets before valuation	4,321,172	3,935,093
Valuation allowance	(4,321,172)	(3,935,093)
Net deferred income tax assets	$—	$—

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

PSI CORPORATION

NOTES TO FINANCIAL STATEMENTS

11.

SUBSEQUENT EVENTS

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

Short Term Financings

Subsequent to April 30, 2009, the Company repurchased approximately 2.5 million shares in exchange for approximately 5 million restricted shares. These shares were subsequently resold.

Subsequent to April 30, 2009, the Company issued approximately 7.1 million shares of the Company’s common stock in exchange for services.

Subsequent to April 30, 2009, the Company issued approximately 4 million shares of common stock for the payment of interest accrued on its notes payable.

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

Results of Operations

The Company earned revenue of $14,148 in the three months ended April 30, 2009, compared to no revenue in the previous year’s quarter. The Company’s net loss for three months ended April 30, 2009 was $1,140,050, compared to a net loss of $342,256 in the three months ended April 30, 2008.

The net loss increase in 2009 was due primarily due to the increase of administrative expenses from $324,811 to $946,020 primarily from consulting and payroll costs.

Liquidity and Capital Resources

Cash Flows

Cash used in operating activities was $501,070 for the six months ended April 30, 2009 compared to $893,361 of cash used in operating activities for the six months ended April 30, 2008.

Net cash provided by financing activities was $455,529 for the six months ended April 30, 2009, compared to $709,362 of net cash provided by financing activities in the six months ended April 30, 2008. The cash provided by financing activities in the second quarter of 2009 decreased due to the issuance of $512,000 less of long-term debt from same period in 2008 (see Note 8 to the financial statements).

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

Cash and cash equivalents

We had cash and cash equivalents of $85,372 as of April 30, 2009.

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

Item 2.

Unregistered Sales Of Equity Securities And Use Of Proceeds.

During the quarter ended April 30, 2009, we issued warrants to purchase 30,000 shares of the Company’s common stock at an exercise price of $.15 per share and warrants to purchase 30,000 shares of the Company’s common stock at an exercise price of $.25 per share. The issuances of the securities were made pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933 (the “Act”) and will be “restricted securities” upon exercise as such term in defined in the Act..

Additionally, during the quarter ended April 30, 2009, we issued to the following entities and individuals shares of our common stock in the amounts and for the services indicated:

•

3,3100,000 shares of common stock to SOS Resources Services Inc. for services related to capital and strategic corporate advisement;

•

1,100,000 shares of common stock to Gary Levi for services related to the introduction of certain strategic partners;

•

300,000 shares of common stock to Jacob Nissenbaum for services related to the installation and maintenance of our kiosks in various locations;

•

500,000 shares of common stock to Samuel Davidovics for services related the development of our proprietary kiosk software; and

•

150,000 shares of common stock to Dana Hariton for services related to the introduction of certain strategic partners.

         These issuances of the securities were made pursuant to an exemption from registration requirements under Rule 701 of the Act and are “restricted securities”.

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