Form 10-Q
period 2009-07-31
PSI CORP
filed 2010-06-02
CIK 888702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

☐ Yes   [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 28, 2010, there were 111,260,622 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

PSI CORPORATION

For The Quarterly Period Ended July 31, 2009

PART I

FINANCIAL INFORMATION

PSI CORPORATION

BALANCE SHEETS

	July 31, 2009 (Unaudited)	OCTOBER 31, 2008
ASSETS

CURRENT ASSETS

Cash	$ 170,595	$ 130,913
Accounts receivable, net	89,375
Inventory	45,614	45,614
Other current assets	13,511	18,461

Total current assets	319,095	194,988

Fixed Assets, net	19,160	333,074

Other Assets:
Financing costs, net	186,600	281,583

Total Assets	$ 524,855	$ 809,645

The accompanying notes are an integral part of these financial statement

PSI CORPORATION

BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

	July 31, 2009 (Unaudited)	OCTOBER 31, 2008
CURRENT LIABILITIES
Notes Payable	682,249	$ 585,450
Accounts payable	1,011,631	1,044,056
Accrued expenses	454,037	241,875
Accrued interest	688,872	396,016

Total current liabilities	2,836,789	2,267,397

Long- term debt	2,493,806	2,274,241

Total liabilities	5,330,595	4,541,638

Stockholders’ Deficiency:
Preferred stock, $.001 par value; 5,000,000 shares authorized, none issued and outstanding	--	--
Common Stock, $.001 par value, 300,000,000 shares authorized, 87,012,942 and 76,832,609 shares issued and outstanding	87,012	76,832
Additional paid-in capital	11,004,754	9,732,369
Deficit	(15,896,519)	(13,540,207)

Less: Common stock in treasury	(987)	(987)

Total Stockholders’ Deficiency	(4,805,740)	(3,731,993)

Total Liabilities and Stockholders’ Deficiency	524,855	$ 809,645

The accompanying notes are an integral part of these financial statements

PSI CORPORATION

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED	NINE MONTHS ENDED
July 31,	July 31,

	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$ 11,342		25,702	$ 25,000
Cost of Goods Sold	(7,500)		(14,591)	(25,000)
Gross Profit	3,842		11,111

ADMINISTRATIVE EXPENSES	280,549	273,532	1,619,672	840,286

Loss from operations	(276,707)	(273,532)	(1,608,561)	(840,296)

OTHER INCOME (EXPENSES)
Loss on Disposal of Fixed Assets	(136,072)		(136,072)
Interest, net	(206,112)	(34,419)	(611,680)	(46,546)
Loss on investments				(108,332)
Valuation Allowance on Inventory	0		0	(245,317)

NET LOSS	$ (618,891)	$ (307,951)	$ (2,356,313)	$ (1,240,481)

Basic and diluted weighted average shares	86,779,518	81,020,396	81,949,875	81,020,396

Basic and diluted loss per share	$ (.01)	$ --	$ (.03)	$ (.02)

The accompanying notes are an integral part of these

financial statements

PSI CORPORATION

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED JULY 31,

(Unaudited)

	2009	2008
OPERATING ACTIVITIES

Net loss	$ (2,356,313)	$ (1,240,481)

Adjustment to reconcile net loss to net cash from operating activities:
Loss on disposal of fixed assets	136,072	--
Depreciation	42,842	20,711
Amortization of debt financing costs	94,983	27,947
Amortization of debt discounts	150,767	--
Consulting fees	808,250	--
Changes in assets and liabilities
Accounts receivable	(89,375)	--
Inventory	--	(2,599)
Other current assets	4,951	(974)
Accounts payable and accrued expenses	533,982	(62,487)

Net cash Provided By (Used in) operating activities	(673,841)	(1,257,883)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of fixed assets	135,000	--
Purchase of property and equipment	--	(362,749)
Net cash Provided by (Used in) investing activities	135,000	(362,749)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long term debt	347,034	1,545,000
Repayment of long term debt	(28,511)	(28,630)
Proceeds from sale of common stock	260,000	--

Net cash provided by (utilized by) financing activities	578,523	1,516,370

INCREASE (DECREASE) IN CASH	39,682	(104,262)

Cash, beginning of period	130,913	383,557

Cash, end of period	170,595	$ 279,295

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest during the period	12,735	$12,669
Cash paid for income taxes during the period	$ 0	$ 0

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

Going Concern

The Company’s consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern, which contemplates the continuation of operations, the realization of assets and the liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result from the Company being unable to continue as a going concern. At July 31, 2009, the Company had total assets of $524,855 and liabilities of $5,330,595. Management has indicated that it is cognizant of the need to raise additional capital not only to meet its financial obligations but also to expand the business. These factors cumulatively indicate that there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Income Taxes. The Company had deferred tax assets of approximately $4,825,109 as of July 31, 2009, primarily related to net operating loss carryforwards (“NOL”), which have yet to be utilized. The utilization of these losses, if available, to reduce the future income taxes, will depend upon the generation of sufficient taxable income prior to the expiration of the NOL. Therefore, the Company established a 100% valuation allowance against the deferred tax assets as the likelihood of recognizing this benefit cannot be certain. The net operating losses will expire in various years through 2029.

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

Loss per Common Share. Basic EPS includes no dilution and is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the income (loss) of the Company. Total potentially dilutive shares outstanding at July 31, 2009 and 2008 totaled 29,010,230 and 28,201,251.

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

PSI CORPORATION

NOTES TO FINANCIAL STATEMENTS

Advertising. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $52,951 and $2,816 for the nine months ended July 31, 2009 and 2008, respectively.

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

PSI CORPORATION

NOTES TO FINANCIAL STATEMENTS

3.	FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	July 31, 2009	October 31, 2008
	(Unaudited)
Digital displays	$24,984	$367,216
Less: accumulated amortization	5,824	34,142
	$19,160	$333,074

Depreciation expense for the nine months ended July 31, 2009 and 2008 totaled $42,842 and $20,711, respectively.

4.	INVENTORIES

Inventories consist of the following:

	April 30, 2009	October 31, 2008
	(Unaudited)
Raw materials	$--	$--
Finished goods	45,614	45,614
	$45,614	$45,614

5.	STOCKHOLDERS’ EQUITY

Warrants

Warrant transactions are as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, November 1, 2007	27,205,087	$0.12
Granted	5,166,927	0.16
Exercised	--	--
Expired	--	--
Outstanding, October 31, 2008	32,372,014	$0.13
Granted	1,638,216	0.13
Exercised	5,000,000.18
Expired	--	--
Outstanding, July 31, 2009	29,010,230	0.13

PSI CORPORATION

NOTES TO FINANCIAL STATEMENTS

6.	ACQUISITIONS

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

Total rent expense for these operating leases was approximately $51,982 and $70,443 for the nine months ended July 31, 2009 and 2008, respectively.

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

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards. The significant components of net deferred income tax assets for the Company are:

	July 31,	October 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforward	$4,172,302	$3,494,790
Accrued expenses not currently deductible	458,588	344,183
Fixed asset writedown	96,120	96,120
Inventory reserve	98,099	--
Deferred tax assets before valuation	4,825,109	3,935,093
Valuation allowance	(4,825,109)	(3,935,093)
Net deferred income tax assets	$—	$—

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

Short Term Financings

Subsequent to July 31, 2009, the Company repurchased approximately 1.5 million shares in exchange for approximately 3 million restricted shares. These shares were subsequently resold.

Subsequent to July 31, 2009, the Company issued approximately 5.7 million shares of the Company’s common stock in exchange for services.

Subsequent to July 31, 2009, the Company issued approximately 3.9 million shares of common stock for the payment of interest accrued on its notes payable.

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

Results of Operations

The Company earned revenue of $11,342 in the three months ended July 31, 2009, compared to no revenue in the previous year’s quarter.  The increase in revenue was primarily due to sales from our kiosk.

The Company’s net loss for three months ended July 31, 2009 was $618,891, compared to a net loss of $307,951 in the three months ended July 31, 2008. The net loss increase in 2009 was primarily due to a loss incurred for the disposal of certain fixed assets and $206,112 in net interest expense for the three months ended July 31, 2009 compared to $34,419 for the three months ended July 31, 2008.

Liquidity and Capital Resources

Cash Flows

Cash used in operating activities was $673,841 for the nine months ended July 31, 2009 compared to $1,257,883 of cash used in operating activities for the nine months ended July 31, 2008.

Net cash provided by financing activities was $578,523 for the nine months ended July 31, 2009, compared to $1,516,370 of net cash provided by financing activities in the nine months ended July 31, 2008.  The cash provided by financing activities for the nine months ended 2009 decreased due to the issuance of $1,197,966 less of long-term debt from same period in 2008 (see Note 8 to the financial statements).

As discussed in Note 8 to the financial statements, we are in default of a number of our promissory notes, including, but not limited to, the Shelter Island Opportunity Fund and Miller Financial Network Notes (as such terms are defined in Note 8). We have and continue to accrue material and significant penalties and interest expense as a result of these defaults. There is no guaranty we will ever be able to cure these defaults and repay the notes including interest and penalties. These defaults raise a substantial concern regarding our ability to continue as a going concern.

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

Cash and cash equivalents

We had cash and cash equivalents of $170,595 as of July 31, 2009.

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

Item 2.

Unregistered Sales Of Equity Securities And Use Of Proceeds.

During the quarter ended July 31, 2009, we issued 1,000,000 shares of the Company’s common stock to David Lott, the former Chief Executive Officer of Pantel Systems, Inc., in consideration of Mr. Lott entering into a settlement and release agreement with us with respect to various claims made with respect to his employment. The issuances of the securities were made pursuant to an exemption from registration requirements under Regulation D and/or Section 4(2) of the Securities Act of 1933 (the “Act”) and will be “restricted securities” upon exercise as such term is defined in the Act.

Additionally, during the quarter ended July 31, 2009, we issued to the following entities and individuals shares of our common stock in the amounts and for the services indicated:

•	50,000 shares of common stock to Triumph Small Cap Fund for certain valuation services;
•	75,000 shares of common stock to Ana Diaz Davidson for services relating to the production of our kiosks;
•	212,500 shares of common stock to Starobin Partners for strategic positioning and advice; and
•	37,500 shares to Sandgrain Securities for strategic positioning and advice.

These issuances of the securities were made pursuant to an exemption from registration requirements under Rule 701 and/or Regulation D of the Act and are “restricted securities”.

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

PSI Corporation

By:	/s/ David Foni
Name:	David Foni
Title:	Chief Executive Officer
Date:	June 2, 2010

By:	/s/ Eric Kash
Name:	Eric Kash
Title:	Chief Financial Officer
Date:	June 2, 2010