Form 10-K
period 2009-10-31
PSI CORP
filed 2010-06-24
CIK 888702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2009
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

          The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the Company’s Common Stock on June 21, 2010 was $5.6 million. Shares of Common Stock held by each executive officer and director and by each person or group who owns 10% or more of the outstanding Common Stock at June 21, 2010 have been excluded. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

          On June 21, 2010 there were 111,260,622 shares of the registrant’s common stock outstanding.

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

Overview

          PSI Corporation, doing business as Pantel Systems, Inc. (“PSI” or “the Company”) is a full service kiosk and digital signage company that specializes in the placement and management of coupon kiosks throughout the country. These kiosks come standard with the ability to process Coupons and provide loyalty enrolment cards for a loyalty program designed for specific stores.

          Our kiosks provide consumers with information and functionality needed to redeem coupons for obtaining immediate discounts in store. Digital signage screens attached to the kiosks provide advertising opportunities for both national and local advertisers

          The kiosks are placed in supermarkets and display promoted products on the Digital screen as well providing the ability to redeem coupons in order to purchase at a discounted rate.The system tracks the number of dispensed coupons and as well calculates the rebates that the store is due.The upper screen can be used as a tool to advertise store promotions and it has an interface allowing the local store to display and show special promotions.It receives its information from central servers that distributes the data to specific locations as require. The loyalty enrolment program and dispensing of loyalty cards is designed to automate the manual function provided by the store employees and allow the system to gather information on specific purchase trends.

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

General

          PSI Corporation, Inc. (PSI), provides innovative interactive customer communications systems and applications that support targeted marketing programs with unique point-of-purchase (POP) services and information that serve shoppers and distributors and build loyalty and revenue for the company’s primary clients.

Product: The Company’s proprietary multi-functional Pantel kiosks with patents pending are being installed in leading supermarket chains throughout the East Coast and Midwest, including the lucrative New York City tri-state region. Coupon Express, PSI’s lead product, combines with multiple POP services such as in-store product advertising and on-demand coupons, as well as redeeming text-messaged and loyalty-card coupons, Pantel in-store coupons have a redemption rate of nearly 30%, compared to a rate of 1.4% for traditional coupons.

Markets: Pantel Systems’ Multi-Function Kiosks currently address two primary vertical markets: major national and regional Supermarket Chains and Convenience Stores, and Deep-Discount Retailers. The Company is targeting the Casino market for Q4 of 2010 and is rapidly expanding geographically beyond its established New York City tri-state base. PSI’s current reach extends from Massachusetts to Florida and west to Ohio, Kentucky and Tennessee

Coupon Kiosks

          The Company’s product and revenue generator will be its Kiosks. The Company’s Kiosks, when rolled out for wider distribution this year will employ features including printing ‘on-demand’ coupons issued directly from the Kiosks which can only be utilized in a specific venue within a specified period of time. These coupons are bar coded making the processing and data analyzing very efficient time wise .Secondly the Kiosks will be capable of issuing coupons for redeeming offers sent to cell phones via text-messaging. The Company filed a patent on having its Kiosks serve as a printing and distribution point for text-messaged coupons. The third unique feature of the Kiosks is its ability to enroll persons into a loyalty-card program managed by the particular retailer. The Kiosks will permit encrypted data to be read from the associated loyalty card database which can include offers the retailer wishes to give to its customers.

          The Company anticipates deploying the Kiosks to retailers in exchange for the retailer receiving a revenue share percentage of the revenues derived from the Kiosks. The Company hopes to garner significant monthly revenue by charging fees for standard advertisements and for cell phone text messaging ads.

          The Company anticipates that its Kiosks’ diverse functions will allow it to compete as a unique coupon distribution point for many products and services. With a footprint of sixteen inches wide it will permit many service establishments to host a Kiosk and potentially integrate their own point of sale (POS) software to this Kiosk. The integration of the venue’s POS to the Kiosks will permit the retailer and advertiser access to extraordinarily valuable data.

The Market and Marketing

          To date, the Company has received a substantial level of interest for its Kiosks. The Company will make placements of its Kiosks in the first and second quarters of 2010 which will expand its installed base from 5 units to 40 units. In addition the Company is currently engaged in discussions with a number of potential customers who are seeking its Kiosks. The Company has entered several joint venture relationships with distribution partners in the Southeast and New York City and its suburbs. Additionally The Company is in advanced negotiations with potential partners in the Midwest and California for distribution of Kiosks.

Competition

          The Kiosks have existing competition from many established and well known competitors. For its Kiosk product the Company will compete with the Diebold, NCR, Tranex Tio, IBM and NCR. If the Company is unsuccessful in establishing a market presence or capturing market share, it may be unable to execute its business plan or to develop such revenue sources such that its operations will become profitable.

Employees

          At the present time, the Company has 4 full time employees, two of which work out of the Company’s Colorado Springs Headquarters. The Company also employs consultants to assist management as may be required.

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

ITEM 3. LEGAL PROCEEDINGS

This Note embraces all litigation items commenced, disposed of or otherwise resolved during the period November 1, 2004, through October 31, 2009.

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

Fiscal Year 2009	High	Low

Fourth Quarter	0.12	0.04
Third Quarter	0.12	0.03
Second Quarter	0.18	0.05
First Quarter	0.23	0.07

Fiscal Year 2008	High	Low

Fourth Quarter	0.23	0.10
Third Quarter	0.29	0.15
Second Quarter	0.27	0.14
First Quarter	0.21	0.06

          As of June 21, 2010, there were approximately 562 holders of record of our common stock and a total of 111,260,622 shares of common stock outstanding. No dividends have been paid on our common stock to date, and we do not anticipate paying any dividends in the foreseeable future.

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

our ability to obtain licenses to any necessary third-party intellectual property;

our ability to retain and hire necessary employees and appropriately staff our development programs;

our cash requirements; and

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

Overview: A summary of our business, financial performance and opportunities

Results of Operations: A discussion of operating results

Liquidity and Capital Resources: An analysis of cash flows, sources and uses of cash, contractual obligations and financial position

Critical Accounting Policies and Procedures: A discussion of critical accounting policies that require the exercise of judgments and estimates

Recent Accounting Pronouncements: A summary of recent accounting pronouncements and the effects on the Company

Overview

          PSI Corporation, doing business as Pantel Systems, Inc. (“PSI” or “the Company”) is a full service kiosk and digital signage company that specializes in the placement and management of coupon kiosks throughout the country. These kiosks come standard with the ability to process Coupons and provide loyalty enrolment cards for a loyalty program designed for specific stores.

          Our kiosks provide consumers with information and functionality needed to redeem coupons for obtaining immediate discounts in store. Digital signage screens attached to the kiosks provide advertising opportunities for both national and local advertisers

          The kiosks are placed in supermarkets and display promoted products on the Digital screen as well providing the ability to redeem coupons in order to purchase at a discounted rate.The system tracks the number of dispensed coupons and as well calculates the rebates that the store is due.The upper screen can be used as a tool to advertise store promotions and it has an interface allowing the local store to display and show special promotions.It receives its information from central servers that distributes the data to specific locations as require. The loyalty enrolment program and dispensing of loyalty cards is designed to automate the manual function provided by the store employees and allow the system to gather information on specific purchase trends.

Results of Operations

          The Company earned revenue of $36,066 in the fiscal year ended October 31, 2009, compared to revenue of $5,723 in the 2008 fiscal year. The Company’s net loss from operations for the 2009 fiscal year was $2,015,174, compared to a net loss of $1,274,475 in the prior fiscal year.

          Our revenue for the 2009 fiscal year primarily derived from the ATM function of our kiosks.

          Our significant net losses from operations for both the 2009 and 2008 fiscal years derived from our inability to derive significant revenues while incurring material working capital costs, including costs of development and deploying our kiosks. Additionally, as discussed below in Liquidity and Capital Resources, we have and continue to incur material and significant penalties and expenses as a result of our defaults on a number of promissory notes.

Liquidity and Capital Resources

Cash Flows

          Cash used in operations was $888,828 for the year ended October 31, 2009 compared to $1,327,251 of cash used in operations for the year ended October 31, 2008.

          Cash flows from financing activities were $652,522 for the year ended October 31, 2009 due primarily to proceeds from the issuance of long-term debt.

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

Cash and cash equivalents

          We had cash and cash equivalents of $29,607 as of October 31, 2009.

          Due to the substantial doubt of our ability to meet our working capital needs, history of losses and current shareholders’ deficit, in their report on the annual financial statements for the year ended October 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at October 31, 2009 and 2008

Statements of Operations for the years ended October 31, 2009 and 2008

Statements of Shareholders’ Equity for the years ended October 31, 2009 and 2008

Statements of Cash Flows for the years ended October 31, 2009 and 2008

Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of PSI Corp.

We have audited the accompanying balance sheets of PSI Corp. as of October 31, 2009 and 2008 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. PSI Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PSI Corp. as of October 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Seligson & Giannattasio, LLP
White Plains, NY
June 14, 2010

PSI CORPORATION
BALANCE SHEETS

	OCTOBER 31, 2009	OCTOBER 31, 2008
ASSETS

CURRENT ASSETS

Cash	$29,607	$130,913
Notes receivable	73,125	—
Accounts receivable	5,626	—
Inventory	—	45,614
Other current assets	163,511	18,461

Total current assets	271,869	194,988

Furniture and equipment, net	55,651	333,074

Other Assets Financing costs, net	154,625	281,583

Total Assets	$482,145	$809,645

The accompanying notes are an integral part of these financial statement

PSI CORPORATION
BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

	OCTOBER 31, 2009	OCTOBER 31, 2008
CURRENT LIABILITIES
Notes payable	$775,355	$585,450
Accounts payable	1,092,081	1,044,056
Accrued expenses	767,663	241,875
Accrued interest	761,438	396,016

Total current liabilities	3,396,537	2,267,397

Long- term debt	2,541,763	2,274,241

Total liabilities	5,938,300	4,541,638

Stockholders’ Deficiency: Preferred stock, $.001 par value; 5,000,000 shares authorized,none issued and outstanding	—	—

Common stock, $.001 par value; 300,000,000 shares authorized, 88,074,744 and 76,832,609 shares issued and outstanding, respectively	88,074	76,832
Additional paid-in capital	11,060,532	9,732,369
Accumulated deficit	(16,603,774)	(13,540,207)

Less: Treasury stock	(987)	(987)

Total Stockholders’ Deficiency	(5,456,155)	(3,731,993)

Total Liabilities and Stockholders’ Deficiency	$482,145	$809,645

The accompanying notes are an integral part of these financial statements

PSI CORPORATION
STATEMENTS OF OPERATIONS

	YEAR ENDED OCTOBER 31,
	2009	2008
REVENUE	$36,066	$5,723
Cost of Goods Sold	19,750	30,624
Gross Profit (loss)	16,316	(24,901)

ADMINISTRATIVE EXPENSES	2,031,490	1,249,574

Loss from operations	(2,015,174)	(1,274,475)

OTHER INCOME (EXPENSES)

Interest, net	(857,041)	(592,038)
Loss on settlements	(55,280)	(14,581)
Loss on sale of assets	(136,072)	—
Loss on investments	—	(100,000)
Impairment of fixed assets	—	(245,317)
Valuation allowance on inventory	—	(240,662)
Other income	—	23,200

NET LOSS	$(3,063,567)	$(2,443,873)

Basic and diluted weighted average shares	83,331,690	76,068,016

Basic and diluted loss per share	$(.04)	$(.03)

The accompanying notes are an integral part of these financial statements

PSI CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
YEARS ENDED OCTOBER 31, 2009 AND 2008

	Shares Of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Deficit

Balance, November 1, 2007	76,832,609	$76,832	$9,062,475	$(11,096,334)	$(987)	$(1,958,014)

Issuance of warrants in connection with financing			669,894			669,894

Net loss				(2,443,873)		(2,443,873)

Balance, October 31, 2008	76,832,609	76,832	9,732,369	(13,540,207)	(987)	(3,731,993)

Issuance of warrants in connection with financing			127,926			127,926

Exercise of warrants	2,500,000	2,500	(2,500)			—

Conversion of notes payable	208,333	208	24,792			25,000

Issuance of shares for consulting services	5,972,000	5,972	810,542			816,514

Issuance of shares for interest	1,561,802	1,562	108,403			109,965

Sale of common stock	1,000,000	1,000	259,000			260,000

Net loss				(3,063,567)		(3,063,567)

Balance, October 31, 2009	88,074,744	$88,074	$11,060,532	$(16,603,774)	$(987)	$(5,456,155)

These accompanying notes are an integral part of these financial statements.

PSI CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31,

	2009	2008
OPERATING ACTIVITIES
Net Loss	$(3,063,567)	$(2,443,873)
Adjustments to reconcile net loss :
Depreciation	51,965	34,141
Write down of inventory	—	240,662
Issuance of warrants in connection with financing		71,271
Amortization of debt financing costs	126,958	87,729
Amortization of discount	217,831	60,393
Shares issued for consulting services	815,750	—
Loss on sale of assets	136,072	—

Changes in operating assets and liabilities: Accounts receivable	(78,751)	—
Inventories	—	(2,599)
Prepaid expenses	(145,050)	126,743
Accounts payable	48,789	10,235
Accrued liabilities	1,001,175	488,047
Net cash flows from operating activities	(888,828)	(1,327,251)

INVESTING ACTIVITIES
Proceeds from sale of fixed assets	135,000	—
Debt financing costs	—	(219,221)
Purchase of fixed assets	—	(367,215)
Net cash flows from investing activities	135,000	(586,436)

FINANCING ACTIVITIES
Proceeds from long term debt	453,389	1,716,000
Repayment of long term debt	(60,867)	(54,957)
Proceeds from sale of common stock	260,000	—

Net cash flows from financing activities	652,522	1,661,043

DECREASE IN CASH	(101,306)	(252,644)
Cash, beginning of year	130,913	383,557

Cash, end of year	$29,607	$130,913

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for interest	$10,581	$28,750

The accompanying notes are an integral part of these financial statements

PSI CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2009 AND 2008

          1. ORGANIZATION AND GOING CONCERN

Organization

PSI Corporation (the “Company” was organized under the laws of Nevada in June, 1991. As of December, 2004, the Company was a non-operating public shell corporation

PSI provides interactive customer communications systems and applications that support targeted marketing programs with point-of-purchase (POP) services and information that serve shoppers and distributors.

The Company’s multi-functional Pantel kiosks are being installed in supermarket chains throughout the East Coast and Midwest and combine multiple POP services such as in-store product advertising and on-demand coupons, as well as redeeming text-messaged and loyalty-card coupons.

Going Concern

The Company’s consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern, which contemplates the continuation of operations, the realization of assets and the liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result from the Company being unable to continue as a going concern. At October 31, 2009, the Company had total assets of $482,145 and liabilities of $5,938,300. Management has indicated that it is cognizant of the need to raise additional capital not only to meet its financial obligations but also to expand the business. These factors cumulatively indicate that there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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
YEARS ENDED OCTOBER 31, 2009 AND 2008

Fair Value. The carrying amounts of cash and cash equivalents, trade receivables, accounts payable, notes payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

Income Taxes. Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” The Company had deferred tax assets of approximately $5,116,480 as of October 31, 2009, primarily related to net operating loss carryforwards (“NOL”), which have yet to be utilized. The utilization of these losses, if available, to reduce the future income taxes, will depend upon the generation of sufficient taxable income prior to the expiration of the NOL. Therefore, at October 31, 2009, the Company established a 100% valuation allowance against the deferred tax assets as the likelihood of recognizing this benefit cannot be certain. The net operating losses will expire in various years through 2029.

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

Loss per Common Share. Basic EPS includes no dilution and is computed by dividing the loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the loss of the Company. Total potentially dilutive shares outstanding at October 31, 2009 and 2008 totaled 33,409,514 and 32,372,014.

Product Warranty. PSI provides for the estimated costs of hardware and software warranties at the time the related revenue is recognized. For hardware warranty, PSI estimates the costs based on historical and projected project failure rates, historical and projected repair costs, and knowledge of specific product failures (if any). The specific hardware warranty terms and conditions vary depending upon the product sold and country in which PSI will do business, but generally include technical support, parts, and labor over a period generally ranging from 90 days to three years. For software, PSI estimates the costs to provide bug fixes, such as security patches, over the estimated life of the software. PSI will regularly reevaluate its estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary. Product warranty costs have not been material to date.

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

PSI CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2009 AND 2008

Advertising. The Company expenses all advertising expenditures as incurred. The Company’s advertising expenses were $54,091 and $26,345 for the years ended October 31, 2009 and 2008, respectively.

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

PSI CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2009 AND 2008

          3. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	October 31,
	2009	2008

Digital displays	$70,597	$367,215
Less: accumulated amortization	14,946	34,141

	$55,651	$333,074

Depreciation expense for the year ended October 31, 2008 and 2007 totaled $51,965 and $34,141, respectively.

          4. INVENTORIES

          Inventories consist of the following:

	October 31,
	2009	2008

Raw materials	$—	$—
Finished goods	—	45,614

	$—	$45,614

          5. STOCKHOLDERS’ EQUITY

Warrants
          Warrant transactions for the years ended October 31, 2009 and 2008 are as follows:

	Number of Warrants	Weighted Average Exercise Price

Outstanding, November 1, 2007	27,205,039	$0.12
Granted	5,166,927	0.12
Exercised	—	—
Expired	—	—

Outstanding, October 31, 2008	32,372,014	$0.12
Granted	1,037,500	0.13
Exercised	—	—
Expired	—	—

Outstanding, October 31, 2009	33,409,514	0.12

Exercisable warrants:	32,372,014	$0.12
October 31, 2009

PSI CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2009 AND 2008

          6. ACQUISITIONS

Failed Acquisition of Big Fish Marketing. As previously disclosed, on August 7, 2006, the Company acquired substantially all of the assets of Big Fish Marketing Group, Inc, a Colorado corporation (“Big Fish”) pursuant to an Agreement and Plan of Reorganization (the “Purchase Agreement”) effective July 26, 2006. In consideration for the Purchase Agreement, among other provisions, the Company paid Big Fish $150,000 (the “Cash Consideration”) in cash and delivered 4,952,380 shares of the Company’s common stock (having an agreed-upon aggregate value of $1,350,000). The purchased assets consisted of substantially all of the assets used by Big Fish. During the year ended October 31, 2008, the Company determined that there was a material failure to satisfy the closing conditions, in addition to the Purchase Agreement having been executed by a party not having the power to do so. As a result, the transaction has been rescinded, removing all transactions and operations of Big Fish Marketing from the Company’s books and records.

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

In May and June of 2008, the Company entered into a new series of Bridge Notes with several unrelated parties totaling $470,000. The Bridge Notes are due six months from the date of issuance and incur interest at the rate of 10% per annum. The notes are convertible by the holder at any time at a conversion price equal to the per share price of a new issuance. These notes were not paid by the due date of the agreements and are currently in default.

PSI CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2009 AND 2008

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

In April 2009, the Company entered into additional bridge note agreements aggregating $30,000. The terms and conditions of the notes are substantially identical with the Bridge Notes issued in May and June 2008. The Company also issued warrants to purchase 90,000 shares of the Company’s commons stock at an exercise price of $.05 per share. No expense was recorded for these warrants as the additional cost was not material.

In July and August 2009, the Company entered into additional bridge note agreements aggregating $140,000. The terms and conditions of the notes are substantially identical with the Bridge Notes issued in May and June 2008. The Company also issued warrants to purchase 150,000 shares of the Company’s commons stock at an exercise price of $.05 per share. No expense was recorded for these warrants as the additional cost was not material.

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

During the fiscal year ended October 31, 2009, the Company issued 1,461,802 shares of common stock in payment of accrued interest.

PSI CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2009 AND 2008

Shelter Island Opportunity Fund Notes

In August 2006, the Company entered into a note agreement for the payment of consulting fees to an unrelated party totaling $98,770. The note is due on October 31, 2008 with 11 monthly payments commencing on January 31, 2007 and incurs interest at the rate of 12.25% per annum. Interest on the notes were payable on a monthly basis commencing November 30, 2007. The Company did not make principle payments on the loan and is in default on the note. Accrued interest had been paid through October 31, 2008. During the fiscal year ended October 31, 2009, the Company issued 100,000 shares of common stock in payment of accrued interest.

Miller Financial Network Note

In June 2006, the Company entered into a note agreement with an unrelated party totaling $100,000. The note incurred interest at the rate of 10% per annum. In January 2007, the Company was notified that the note was in default and the holder had elected to accelerate the note. The Company has been making payments payments towards the interest, legal costs and principal on the note. At October 31, 2009, there was $15,429 in principal remaining on the note.

          9. COMMITMENTS

Operating Leases

          The Company leases office space and equipment under a non-cancelable operating lease agreement expiring in November 2012.

          The minimum rental commitments under noncancelable operating leases that have remaining noncancelable lease terms in excess of one year at October 31, 2008 are as follows:

Years Ending October 31	Future Minimum Lease Payments

2010	$24,732
2011	24,732
2012	2,061

Total	$51,525

          Total rent expense for these operating leases was approximately $61,927 and $98,713 for the years ended October 31, 2009 and 2008, respectively.

PSI CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2009 AND 2008

          10. INCOME TAXES

          The Company has not filed federal or state tax returns for the years ended October 31, 2006, 2007, 2008 and 2009. The Company did not believe it owes material federal or state taxes for these fiscal years as a result of its operating losses. At October 31, 2009, the Company had an operating loss carry forward of approximately $10,661,300 for federal tax purposes state tax purposes, which expire through 2029.

          Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards. The significant components of net deferred income tax assets for the Company are:

	October 31,
Deferred tax assets:	2009	2008
Net operating loss carryforward	$4,258,140	$3,494,790
Accrued expenses not currently deductible	762,220	344,183
Inventory reserve	96,120	96,120

Deferred tax assets before valuation	5,116,480	3,935,093
Valuation allowance	(5,116,480)	(3,935,093)

Net deferred income tax assets	$—	$—

          Generally accepted accounting principles requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s history of operating losses, management has provided a valuation allowance equal to its net deferred tax assets.

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

Short Term Financings

Subsequent to October 31, 2009, the Company repurchased approximately 1.5 million shares in exchange for approximately 3 million restricted shares. These shares were subsequently resold.

Subsequent to October 31, 2009, the Company issued approximately 5.6 million shares of the Company’s common stock in exchange for services.

Subsequent to October 31, 2009, the Company issued approximately 3 million shares of common stock for the payment of interest accrued on its notes payable.

In January 2010, the Company issued 5 million shares to an investor pursuant to anti-dilution provisions in the investor’s agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of October 31, 2009 (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission (SEC) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us, and was made known to them by others within those entities, particularly during the period when this report was being prepared as our periodic filings under the Exchange Act were not made in a timely manner .

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

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

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

ITEM 9B. OTHER INFORMATION

          None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          The executive officers, directors and key personnel of the Company as of October 31, 2009 were as follows:

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

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in 2009, 2008 and 2007, certain Forms 3, 4 and 5 were not timely filed with the SEC by such reporting persons. We are currently working to remedy that deficiency.

Code of Ethics

          The Company does not currently have a code of ethics applicable to its principal executive and financial officers. Prior to the FWI transaction and after the rescission of the Pantel transaction, the Company did not believe such a code was necessary as the Company had limited operations. The Board of Directors intends to consider adopting such a code.

ITEM 11. EXECUTIVE COMPENSATION

          None of the directors and officers of the Company has received any renumeration of any kind (including reimbursement of expenses or equity compensation) during the period November 1, 2008, through October 31, 2009.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

           The following table sets forth certain information with regard to the beneficial ownership of outstanding shares of Common Stock by (i) each person known by PSI to own beneficially five (5%) percent or more of the outstanding shares of the Company’s Common Stock; (ii) each director and named executive officer individually; and (iii) all executive officers and directors of the Company as a group. As of June 21, 2010 there were 111,260,622 shares of our common stock issued and outstanding. The numbers of shares beneficially owned include shares of common stock which the listed beneficial owners have the right to acquire within 60 days of June 21, 2010 upon the exercise of all options and other rights beneficially owned on that date. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and Address Of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage (%) of Common Stock

David Foni (1)	2,000,000	2.45
Eric Kash (2)	1,700,000	2.08

Directors and Officers as a group (2 persons)	3,700,000	4.52

(1) Includes 1,500,000 shares of common stock owned directly by Mr. Foni, and warrants to purchase an additional 500,000 shares of common stock, which warrants are exercisable within 60 days of June 21, 2010.

(2) Includes 700,000 shares of common stock owned directly by Mr. Kash, and warrants to purchase an additional 1,000,000 shares of common stock, which warrants are exercisable within 60 days of June 21, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related-Party Transactions

None.

Director Independence.

Mr. Foni and Eric Kash comprise our Board of Directors, is not independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed for the last fiscal year for professional services rendered by the independent auditor for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q, or services that are normally provided by the accountant in connection with the statutory and regulatory filings or engagements for such fiscal year, amounted to approximately $50,000.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules:

          Financial statements as of October 31, 2009 and 2008, and for the two years ended October 31, 2009, are included in Item 8. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits:

The following exhibits are incorporated by reference or filed as part of this report.

Incorporated by Reference

Exhibit No.	Description	Form	Date of Filing	Filed Herewith

3.1	Certificate of Incorporation	10-K	March 9, 2006
3.2	Bylaws	10-K	March 9, 2006
4.1	Form of Common Stock Certificate	10-K	March 9, 2006
10.1	Office Lease Agreement	10-K	October 27, 2008
21.1	Subsidiaries of the Company			X
23.1	Consent of Seligson & Giannattasio, Independent Registered Public Accounting Firm			X
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X
32.2	Certification pursuant to Section the Sarbanes-906 of Oxley Act of 2002			X

This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSI Corporation

/s/ David Foni

Dated: June 24, 2010	David Foni
Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Foni	Chief Executive Officer and Chairman of the Board	June 24,
2010
David Foni	(Principal Executive Officer)

/s/ Eric Kash	Chief Financial Officer	June 24,
2010
Eric Kash	(Principal Financial Officer and Principal Accounting Officer)