Form 10-Q
period 2010-01-31
PSI CORP
filed 2010-06-29
CIK 888702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010

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

As of June 25, 2010, there were 111,260,622 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

PSI CORPORATION
For The Quarterly Period Ended January 31, 2010

PART I
FINANCIAL INFORMATION

PSI CORPORATION
BALANCE SHEETS

	January 31, 2010	OCTOBER 31, 2009
ASSETS

CURRENT ASSETS

Cash	$75,257	$29,607
Notes receivable	56,875	73,125
Accounts receivable	10,926	5,626
Other current assets	310,034	163,511

Total current assets	453,092	271,869

Furniture and equipment, net	54,381	55,651

Other Assets
Financing costs, net	122,649	154,625

Total Assets	$630,122	$482,145

The accompanying notes are an integral part of these financial statements

PSI CORPORATION
BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

	January 31, 2010	OCTOBER 31, 2008
CURRENT LIABILITIES
Notes payable	$778,689	$775,355
Accounts payable	994,141	1,092,081
Accrued expenses	859,772	767,663
Accrued interest	884,078	761,438

Total current liabilities	3,516,680	3,396,537

Long- term debt	2,741,525	2,541,763

Total liabilities	6,258,205	5,938,300

Stockholders’ Deficiency:
Preferred stock, $.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value; 300,000,000 shares authorized, 95,743,812 and 88,074,744 issued and outstanding, respectively	95,743	88,074
Additional paid-in capital	11,429,549	11,060,532
Accumulated deficit	(17,152,388)	(16,603,774)

Less: Treasury stock	(987)	(987)

Total Stockholders’ Deficiency	(5,628,083)	(5,456,155)

Total Liabilities and Stockholders’ Deficiency	$630,122	$482,145

The accompanying notes are an integral part of these financial statements

PSI CORPORATION
STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED JANUARY 31,
	2010	2009

REVENUE	$20,599	$212
Cost of Goods Sold	3,395	—
Gross Profit	17,204	212

ADMINISTRATIVE EXPENSES	305,021	393,103

Loss from operations	(287,817)	(392,891)

OTHER INCOME (EXPENSES)

Interest, net	(236,779)	(204,481)
Loss on settlements	(24,000)	—

NET LOSS	$(548,596)	$(597,372)

Basic and diluted weighted average shares	90,165,021	77,385,598

Basic and diluted loss per share	$(.01)	$(.01)

The accompanying notes are an integral part of these financial statements

PSI CORPORATION
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JANUARY 31,

	2010	2009
OPERATING ACTIVITIES
Net Loss	$(548,596)	$(597,372)
Adjustments to reconcile net loss :
Depreciation	3,530	18,361
Write down of inventory	—	—
Issuance of warrants in connection with financing		—
Amortization of debt financing costs	31,976	32,074
Amortization of discount	78,783	49,640
Shares issued for consulting services	108,000	8,500
Loss on sale of assets	—	—
Changes in operating assets and liabilities:
Accounts receivable	10,950	—
Inventories	—	—
Prepaid expenses	(146,523)	—
Accounts payable	(97,957)	(85,244)
Accrued liabilities	214,749	199,418
Net cash flows from operating activities	(345,088)	(374,623)

INVESTING ACTIVITIES
Proceeds from sale of fixed assets	—	—
Debt financing costs	—	—
Purchase of fixed assets	(2,261)	—
Net cash flows from investing activities	(2,261)	—

FINANCING ACTIVITIES
Proceeds from long term debt	319,000	138,000
Repayment of long term debt	(15,773)	(6,127)
Proceeds from sale of common stock	89,772	236,000

Net cash flows from financing activities	392,999	367,873

INCREASE (DECREASE) IN CASH	45,650	(6,750)
Cash, beginning of year	29,607	130,913

Cash, end of year	$75,257	$124,163

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for interest	$3,380	$1,373

The accompanying notes are an integral part of these financial statements

PSI CORPORATION
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010

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

Going Concern

The Company’s consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern, which contemplates the continuation of operations, the realization of assets and the liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result from the Company being unable to continue as a going concern.  At January  31, 2010, the Company had total assets of $630,122 and liabilities of $6,258,205.  Management has indicated that it is cognizant of the need to raise additional capital not only to meet its financial obligations but also to expand the business.  These factors cumulatively indicate that there is substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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
JANUARY 31, 2010

Fair Value. The carrying amounts of cash and cash equivalents, trade receivables, accounts payable, notes payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

Income Taxes.  Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  The Company had deferred tax assets of approximately $5,358,572 as of January 31, 2010, primarily related to net operating loss carryforwards (“NOL”), which have yet to be utilized.  The utilization of these losses, if available, to reduce the future income taxes, will depend upon the generation of sufficient taxable income prior to the expiration of the NOL.  Therefore, at January 31, 2010, the Company established a 100% valuation allowance against the deferred tax assets as the likelihood of recognizing this benefit cannot be certain.  The net operating losses will expire in various years through 2030.

Inventories.  Inventories are stated at the lower of cost or market, using the average cost method.  Cost includes materials, labor, and manufacturing overhead related to the purchase and production of  inventories.  PSI will regularly review inventory quantities on hand, future purchase commitments with its suppliers, and the estimated utility of its inventory.  The Company had no inventory on January 31, 2010 and October 31, 2009.

Loss per Common Share.    Basic EPS includes no dilution and is computed by dividing the loss available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the loss of the Company.  Total potentially dilutive shares outstanding at January 31, 2010 and 2009 totaled 42,523,800 and 32,784,514.

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

PSI CORPORATION
NOTES TO FINANCIAL STATEMENTS
January 31, 2010

Advertising. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $15,077 and $25,457 for the three months ended January 31, 2010 and 2009, respectively.

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

PSI CORPORATION
NOTES TO FINANCIAL STATEMENTS
January 31, 2010

3.	FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	January 31	October 31,
	2010	2009
Digital displays	$72,858	$70,598
Less: accumulated amortization	18,477	14,947
	$54,381	$55,651

Depreciation expense for the three months ended January 31, 2010 and 2009 totaled $3,530 and $18,361, respectively.

4.	STOCKHOLDERS’ EQUITY

Warrants
Warrant transactions are as follows:
	Number of Warrants	Weighted Average Exercise Price
Outstanding, November 1, 2008	32,372,014	$0.12
Granted	1,037,500	0.13
Exercised	--	--
Expired	--	--
Outstanding, October 31, 2009	33,409,514	$0.12
Granted	9,114,286	0.05
Exercised	--	--
Expired	--	--
Outstanding, January 31, 2010	42,523,800	0.12
Exercisable warrants:
October 31, 2009	33,409,514	$0.12

PSI CORPORATION
NOTES TO FINANCIAL STATEMENTS
January 31, 2010

5.	LITIGATION

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

6.	DEBT

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
January 31, 2010

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

The Company issued Round D notes aggregating $150,000 in November 2008.  In connection with the notes, a warrant to purchase 412,500 shares of stock was granted to the holder.  The terms and conditions of the note and warrant are identical to those described above.  No expense was recorded for these warrants as the additional cost was not material.

During the fiscal year ended October 31, 2009, the Company issued 1,461,802 shares of common stock in payment of accrued interest.

PSI CORPORATION
NOTES TO FINANCIAL STATEMENTS
January 31, 2010

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

Miller Financial Network Note

In June 2006, the Company entered into a note agreement with an unrelated party totaling $100,000.  The note incurred interest at the rate of 10% per annum.  In January 2007, the Company was notified that the note was in default and the holder had elected to accelerate the note.  The Company has been making payments towards the interest, legal costs and principal on the note.  At January 31, 2010, there was $12,409 in principal remaining on the note.

Round F loans

In November 2009, the Company entered into a series of convertible notes aggregating $319,000.  The notes are due one year from the date of issuance and incur interest at the rate of 10% per annum.    In January 2010, the Company issued an additional note totaling $100,000.  The terms and conditions of the note are identical to the notes issued in November 2009.

In connection with the notes, the Company issued five year warrants to purchase 9,114,286 shares of the Company’s common stock at an exercise price of $.05 per share. The warrants may be exercisable at any time for a period of 5 years.  In connection with the issuance of the warrants and conversion features, the Company has reflected a value totaling $178,914.  The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 2.08 to 3.57%; and expected lives of 5 years.

7.	COMMITMENTS

Operating Leases

The Company leases office space and equipment under a non-cancelable operating lease agreement expiring in November 2012.

The minimum rental commitments under noncancelable operating leases that have remaining noncancelable lease terms in excess of one year at October 31, 2009 are as follows:

Years Ending October 31	Future Minimum Lease Payments
2010	$24,732
2011	24,732
2012	2,061
Total	$51,525

Total rent expense for these operating leases was approximately $10,203 and $17,106 for the three months ended January 31, 2010 and 2009, respectively.

PSI CORPORATION
NOTES TO FINANCIAL STATEMENTS
January 31, 2010

8.	INCOME TAXES

The Company has not filed federal or state tax returns for the years ended October 31, 2006, 2007, 2008 and 2009.  The Company did not believe it owes material federal or state taxes for these fiscal years as a result of its operating losses.  At January 31, 2010, the Company had an operating loss carry forward of approximately $13,516,554 for federal tax purposes state tax purposes, which expire through 2030.

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards. The significant components of net deferred income tax assets for the Company are:

	January 31,	October 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforward	$4,449,252	$4,258,140
Accrued expenses not currently deductible	813,200	762,220
Inventory reserve	96,120	96,120
Deferred tax assets before valuation	5,358,572	5,116,480
Valuation allowance	(5,358,572)	(5,116,480)
Net deferred income tax assets	$—	$—

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

9.	SUBSEQUENT EVENTS

Short Term Financings

Subsequent to January 31, 2010, the Company repurchased approximately 1.25 million shares in exchange for approximately 2.5 million restricted shares.  These shares were subsequently resold.

Subsequent to January 31, 2010, the Company issued approximately 4.5 million shares of the Company’s common stock in exchange for services.

Subsequent to January 31, 2010, the Company issued approximately 3 million shares of common stock for the payment of interest accrued on its notes payable.

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

Our kiosks provide consumers with information and functionality needed to redeem coupons for obtaining immediate discounts in store. Digital signage screens attached to the kiosks provide advertising opportunities for both national and local advertisers

The kiosks are placed in supermarkets and display promoted products on the Digital screen as well providing the ability to redeem coupons in order to purchase at a discounted rate. The system tracks the number of dispensed coupons and as well calculates the rebates that the store is due. The upper screen can be used as a tool to advertise store promotions and it has an interface allowing the local store to display and show special promotions. It receives its information from central servers that distributes the data to specific locations as require.  The loyalty enrolment program and dispensing of loyalty ca rds is designed to automate the manual function provided by the store employees and allow the system to gather information on specific purchase trends.

Results of Operations

We earned revenue of $20,599 in the three months ended January 31, 2010, compared to $212 in the previous year’s quarter due primarily to increase revenue from our kiosks.  The Company’s net loss for three months ended January 31, 2010 was $548,596, compared to a net loss of $597,372 in the three months ended January 31, 2009.

Our administrative expenses decreased from $393,103 for the three months ended January 31, 2009 to $305,021 for the three months ended January 31, 2010 primarily as a result of a decrease in consulting and payroll and expenditures related thereto.

Additionally, our interest expenses rose from $204,481for the three months ended January 31, 2009 to $236,779 for the three months ended January 31, 2010 primarily as a result of increased borrowings from convertible debt.

Liquidity and Capital Resources

Cash Flows

Cash used in operating activities was $345,088 for the three months ended January 31, 2010 compared to $374,623 of cash used in operating activities for the three months ended January 31, 2009.

Net cash provided by financing activities was $392,999 for the three months ended January 31, 2010, compared to $367,873 of net cash provided by financing activities in the three months ended January 31, 2009.

As discussed in Note 6 to the financial statements, we are in default of a number of our promissory notes, including, but not limited to, the Shelter Island Opportunity Fund Notes and the Miller Financial Network Note (as such terms are defined in Note 6 to the financial statements).

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

Cash and cash equivalents

We had cash and cash equivalents of $75,257 as of January 31, 2010.

Due to the substantial doubt of our ability to meet our working capital needs, history of losses and current shareholders’ deficit, in their report on the annual financial statements for the fiscal year ended October 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

We will need to able to raise significant capital to in order to implement the installation of our kiosks. There is no guaranty that we will be able to raise significant funds or that any funds raised will be on terms favorable to us.

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

Item 2.

Unregistered Sales Of Equity Securities And Use Of Proceeds.

       None.

Item 3.

        Defaults Upon Senior Securities

         None.  Please see Note 6 to our Financial Statements for a complete discussion of all defaults with respect to various promissory notes issued by us that have occurred prior to this fiscal quarter.

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

PSI Corporation

By:	/s/ David Foni
Name:	David Foni
Title:	Chief Executive Officer
Date:	June 29, 2010

By:	/s/ Eric Kash
Name:	Eric Kash
Title:	Chief Financial Officer
Date:	June 29, 2010