Form 10-Q
period 2010-04-30
PSI CORP
filed 2010-06-29
CIK 888702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

☐ Yes   ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of June 28, 2010, there were 111,260,622 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

PSI CORPORATION

For The Quarterly Period Ended April 30, 2010

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T	Controls and Procedures

PART II – OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3	Defaults Upon Senior Securities
Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Other Information
Item 6.	Exhibits

PART I

FINANCIAL INFORMATION

PSI CORPORATION

BALANCE SHEETS

	APRIL 30, 2010 (Unaudited)	OCTOBER 31, 2009
ASSETS

CURRENT ASSETS

Cash	$ 26,636	$ 29,607
Notes receivable	36,500	73,125
Accounts receivable, net	15,046	5,626
Other current assets	226,885	163,511

Total current assets	305,067	271,869

Fixed Assets, net	119,246	55,651

Other Assets:
Financing costs, net	91,717	154,625

Total Assets	$ 516,030	$ 482,145

The accompanying notes are an integral part of these financial statement

PSI CORPORATION

BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

	APRIL 30, 2010 (Unaudited)	OCTOBER 31, 2009
CURRENT LIABILITIES
Notes Payable	$ 789,570	$ 775,355
Accounts payable	943,359	1,092,081
Accrued expenses	623,566	767,663
Accrued interest	851,082	761,438

Total current liabilities	3,207,577	3,396,537

Long- term debt	2,868,458	2,541,763

Total liabilities	6,076,035	5,938,300

Stockholders’ Deficiency:
Preferred stock, $.001 par value; 5,000,000 shares authorized, none issued and outstanding	--	--
Common Stock, $.001 par value, 300,000,000 shares authorized, 106,308,242 and 88,074,744 shares issued and outstanding	106,308	88,074
Additional paid-in capital	12,012,846	11,060,532
Deficit	(17,678,172)	(16,603,774)

Less: Common stock in treasury	(987)	(987)

Total Stockholders’ Deficiency	(5,560,005)	(5,456,155)

Total Liabilities and Stockholders’ Deficiency	$ 516,030	$ 482,145

The accompanying notes are an integral part of these financial statements

PSI CORPORATION

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED	SIX MONTHS ENDED
APRIL 30,	APRIL 30,

	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$ 5,554	$ 14,148	$ 26,153	$ 14,360
Cost of Goods Sold	--	(7,091)	(3,395)	(7,091)
Gross Profit	5,554	7,057	22,758	7,269

ADMINISTRATIVE EXPENSES	352,669	946,020	657,690	1,339,123

Loss from operations	(347,115)	(938,963)	(634,932)	(1,331,854)

OTHER INCOME (EXPENSES)

Interest, net	(262,697)	(201,087)	(499,476)	(405,568)
Gain on disposal of fixed assets	84,028		84,028
Loss on settlements	0	0	(24,000)	0

NET LOSS	$ (525,784)	$ (1,140,050)	$ (1,074,380)	$ (1,737,422)

Basic and diluted weighted average shares	99,693,272	81,675,566	94,850,183	79,495,030

Basic and diluted loss per share	$ (.01)	$ (.01)	$ (.01)	$ (.02)

The accompanying notes are an integral part of these

financial statements

PSI CORPORATION

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED APRIL 30,

(Unaudited)

	2010	2009
OPERATING ACTIVITIES

Net loss	$ (1,074,380)	$ (1,737,422)

Adjustment to reconcile net loss to net cash from operating activities:

Depreciation	9,687	36,722
Amortization of debt financing costs	62,908	63,006
Amortization of debt discounts	179,336	98,954
Gain on disposal of fixed assets	(84,028)	--
Consulting fees	258,000	698,500
Changes in assets and liabilities
Accounts receivable	27,205	--
Other current assets	(63,374)	5,000
Accounts payable and accrued expenses	(40,047)	334,170

Net cash Provided By (Used in) operating activities	(724,693)	(501,070)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of fixed assets	136,149	--
Purchase of property and equipment	(125,403)	--
Net cash Provided by (Used in) investing activities	10,746	--

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long term debt	419,000	208,000
Repayment of long term debt	(23,996)	(12,471)
Proceeds from sale of common stock	315,972	260,000

Net cash provided by (utilized by) financing activities	710,976	455,529

DECREASE IN CASH	(2,971)	(45,541)

Cash, beginning of period	29,607	130,913

Cash, end of period	$ 26,636	$ 85,372

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest during the period	$ 4,440	$ 12,021
Cash paid for income taxes during the period	$ 0	$ 0

The accompanying notes are an integral part of these

financial statements

PSI CORPORATION

NOTES TO FINANCIAL STATEMENTS

April 30, 2010

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

Going Concern

The Company’s consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern, which contemplates the continuation of operations, the realization of assets and the liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result from the Company being unable to continue as a going concern. At April 30, 2010, the Company had total assets of $516,030 and liabilities of $6,076,035. Management has indicated that it is cognizant of the need to raise additional capital not only to meet its financial obligations but also to expand the business. These factors cumulatively indicate that there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

April 30, 2010

Fair Value. The carrying amounts of cash and cash equivalents, trade receivables, accounts payable, notes payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

Income Taxes. Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” The Company had deferred tax assets of approximately $5,568,651 as of April 30, 2010, primarily related to net operating loss carryforwards (“NOL”), which have yet to be utilized. The utilization of these losses, if available, to reduce the future income taxes, will depend upon the generation of sufficient taxable income prior to the expiration of the NOL. Therefore, at April 30, 2010, the Company established a 100% valuation allowance against the deferred tax assets as the likelihood of recognizing this benefit cannot be certain. The net operating losses will expire in various years through 2030.

Inventories. Inventories are stated at the lower of cost or market, using the average cost method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. PSI will regularly review inventory quantities on hand, future purchase commitments with its suppliers, and the estimated utility of its inventory. The Company had no inventory on April 30, 2010 and October 31, 2009.

Loss per Common Share. Basic EPS includes no dilution and is computed by dividing the loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the loss of the Company. Total potentially dilutive shares outstanding at April 30, 2010 and 2009 totaled 45,523,800 and 38,067,372.

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

PSI CORPORATION

NOTES TO FINANCIAL STATEMENTS

April 30, 2010

Advertising. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $22,288 and $48,661 for the six months ended April 30, 2010 and 2009, respectively.

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

PSI CORPORATION

NOTES TO FINANCIAL STATEMENTS

April 30, 2010

3.	FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

April 30	October 31,
2010	2009

Digital displays	$125,403	$ 70,598
Less: accumulated amortization	6,157	14,947

$119,246	$ 55,651

Depreciation expense for the six months ended April 30, 2010 and 2009 totaled $9,687 and $36,722, respectively.

4.	STOCKHOLDERS’ EQUITY

Warrants

Warrant transactions are as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, November 1, 2008	32,372,014	$0.12
Granted	1,037,500	0.13
Exercised	--	--
Expired	--	--
Outstanding, October 31, 2009	33,409,514	$0.12
Granted	12,114,286	0.05
Exercised	--	--
Expired	--	--
Outstanding, January 31, 2010	45,523,800	0.12

Exercisable warrants:
October 31, 2009	33,409,514	$0.12

PSI CORPORATION

NOTES TO FINANCIAL STATEMENTS

April 30, 2010

5.	LITIGATION

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

April 30, 2010

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

Through April 30, 2010, the Company issued 4,531,332 shares of common stock in payment of accrued interest.

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

PSI CORPORATION

NOTES TO FINANCIAL STATEMENTS

April 30, 2010

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

Miller Financial Network Note

In June 2006, the Company entered into a note agreement with an unrelated party totaling $100,000.  The note incurred interest at the rate of 10% per annum.  In January 2007, the Company was notified that the note was in default and the holder had elected to accelerate the note.  The Company has been making payments towards the interest, legal costs and principal on the note.  At April 30, 2010, there was $12,409 in principal remaining on the note.

Round F loans

In November 2009, the Company entered into a series of convertible notes aggregating $319,000. The notes are due one year from the date of issuance and incur interest at the rate of 10% per annum. In January 2010, the Company issued an additional note totaling $100,000. The terms and conditions of the note are identical to the notes issued in November 2009.

In connection with the notes, the Company issued five year warrants to purchase 12,114,286 shares of the Company’s common stock at an exercise price of $.05 per share. The warrants may be exercisable at any time for a period of 5 years.  In connection with the issuance of the warrants and conversion features, the Company has reflected a value totaling $233,427.  The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 2.08 to 3.57%; and expected lives of 5 years.

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

Total rent expense for these operating leases was approximately 21,406 and $36,931 for the six months ended April 30, 2010 and 2009, respectively.

PSI CORPORATION

NOTES TO FINANCIAL STATEMENTS

April 30, 2010

8.	INCOME TAXES

The Company has not filed federal or state tax returns for the years ended October 31, 2006, 2007, 2008 and 2009. The Company did not believe it owes material federal or state taxes for these fiscal years as a result of its operating losses. At April 30, 2010, the Company had an operating loss carry forward of approximately $13,942,541 for federal tax purposes state tax purposes, which expire through 2030.

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards. The significant components of net deferred income tax assets for the Company are:

	April 30, October 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforward	$4,680,563	$4,258,140
Accrued expenses not currently deductible	791,968	762,220
Inventory reserve	96,120	96,120
Deferred tax assets before valuation	5,568,651	5,116,480
Valuation allowance	(5,568,651)	(5,116,480)
Net deferred income tax assets	$—	$—

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

Results of Operations

The Company earned revenue of $5,554 in the three months ended April 30, 2010, compared to revenue of $14,148 in the previous year’s quarter.  The Company earned revenue of $26,153 in the six months ended April 30, 2010, compared to revenue of $14,360 in the previous year’s six month period ended April 30, 2009.  The Company continues to derive nominal revenue from its kiosks.

The Company’s net loss for three months ended April 30, 2010 was $525,784, compared to a net loss of $1,140,050 in the three months ended April 30, 2009. The significant decrease in net loss was due primarily to the reduction of administrative expenses from $946,020 to $352,669 due to incurring approximately $440,500 less in consulting fees during the relevant period.

Liquidity and Capital Resources

Cash Flows

Cash used in operating activities was $724,693 for the six months ended April 30, 2010 compared to $501,070 of cash used in operating activities for the six months ended April 30, 2009.

Net cash provided by financing activities was $710,976 for the six months ended April 30, 2010, compared to $455,529 of net cash provided by financing activities in the six months ended April 30, 2009.  The cash provided by financing activities in the second quarter of 2010 increased primarily due to the issuance of $211,000 more of long-term debt from same period in 2009 (see Note 6 to the financial statements).

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

Cash and cash equivalents

We had cash and cash equivalents of $26,636 as of April 30, 2010.

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