Form 10-Q
period 2010-07-31
PSI CORP
filed 2010-09-15
CIK 888702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 0-20317

PSI CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0270266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7222 Commerce Center Drive, Suite 210, Colorado Springs, CO 80919
(Address of Principal Executive Office) (Zip Code)

(914) 371-2441
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

☐Yes ☒ No

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

☐Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

          As of June 28, 2010, there were 111,260,622 shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding.

PSI CORPORATION
For The Quarterly Period Ended July 31,
2010 TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PSI Corporation

BALANCE SHEETS

	July 31, 2010	October 31, 2009

	(unaudited)
ASSETS
Current assets
Cash	$111,681	$29,607
Accounts receivable	35,359	5,626
Notes receivable	16,250	73,125
Other	—	163,511

Total current assets	163,290	271,869

Property and equipment, net of accumulated depreciation	291,689	55,651

Other Assets
Financing costs, net	—	154,625

Total assets	$454,979	$482,145

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Short-terrm note payable	1,186,421	775,355
Accounts payable and accrued expenses	505,167	1,859,744
Accrued Interest	936,634	761,438

Total current liabilities	2,628,222	3,396,537

Long Term debt	2,627,676	2,541,763

Total liabilities	5,255,898	5,938,300

Stockholders’ deficiency
Preferred stock $.001 par value; 5,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $.001 par value; 300,000,000 shares authorized, 116,031,632 and 88,074,744 shares issued and outstanding at July 31, 2010 and October 31, 2009, respectively	116,032	88,074
Additional paid-in capital	11,909,934	11,060,532
Accumulated deficit	(16,825,898)	(16,603,774)
Less: Common Stock in Treasury	(987)	(987)

Total stockholders’ deficiency	(4,800,919)	(5,456,155)

Total liabilities and stockholders’ deficiency	$454,979	$482,145

The accompany notes are an integral part of the financial statements.

PSI Corporation
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,

	2010	2009	2010	2009

Revenues	$30,245	$11,342	$56,398	$25,702
Cost of goods sold		(57,500)	(3,395)	(64,591)

Gross profit	30,245	(46,158)	53,003	(38,889)

Administrative expenses	(189,678)	238,049	(847,368)	1,577,172

Loss from operations	(159,433)	(284,207)	(794,365)	(1,616,061)

Other income (expenses)
Other income	—	7,500	—	7,500
Gain (loss on disposal of fixed assets	—	(136,072)	84,028	(136,072)
Interest, net	(132,485)	(206,112)	(631,961)	(611,680)
loss on investment	—	—	(24,000)	—

Total other income (expenses)	(132,485)	(334,684)	(571,933)	(740,252)

Net loss	$(291,918)	$(618,891)	$(1,366,298)	$(2,356,313)

Net loss per weighted share, basic and fully diluted	$—	$(0.01)	$(0.01)	$(0.03)

Basic and diluted weighted average shares outstanding	111,189,917	81,675,566	102,053,188	79,495,000

The accompanying notes are an integral part of these financial statements.

PSI Corporation
STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended July 31,

	2010	2009

Cash flows from operations
Net income (loss)	$(1,366,298)	$(2,356,313)
Adjustment to reconcile net loss to net cash:
Depreciation	23,950	42,842
Amortization of debt financing Costs	62,908	94,983
Amortization of debt discounts	179,336	150,767
Loss (gain) on disposal of fixed assets	(84,028)	136,072
Consulting Fees	298,000	808,250
Changes in operating assets and liabilities:
Accounts receivable	6,892	(89,375)
Other Current Assets	(52,666)	4,951
Accounts payable and accrued expenses	70,627	533,982

Net cash provided by (used for) operating activities	(861,279)	(673,841)

Cash flows from investing activities
Purchase of property and equipment	(30,000)
Debt financing costs	(125,403)
Proceeds from sale of assets	136,149	135,000

Net cash provided br (used for) investing activities	(19,254)	135,000

Cash flows from financing activities
Proceeds from Issuance of debt	674,000	347,034
Proceeds from sale of common stock	315,972	260,000
Repayment of Debt	(27,365)	(28,511)

Net cash provided by financing activities	962,607	578,523

Net increase (decrease) in cash	82,074	39,682
Cash, beginning of period	29,607	297

Cash, end of period	$111,681	$39,979

Supplemental disclosure of cash flow information and noncash investing and financing activities:
Cash paid during the year for:
Interest	$51,311	$26,737

Taxes	$—	$—

The accompanying notes are an integral part of the financial statements.

PSI CORPORATION
NOTES TO FINANCIAL STATEMENTS

July 31, 2010

1. Organization and Going Concern

Organization

PSI Corporation (“PSI” or the “Company”) was organized under the laws of Nevada in June, 1991. PSI provides innovative interactive customer communications systems and applications that support targeted marketing programs with unique point-of-purchase (POP) services and information that serve shoppers and distributors while building loyalty and revenue for the Company’s primary clients. Through its proprietary multifunction kiosks, the Company provides in-store customized couponing, in multiple languages, for immediate impact in regional, independent retailers in the grocery and convenience store industries, enabling retailers to quickly determine ideal price-points for new products and mitigate losses from hard-to-sell items. Working with Midax, Inc., a leading systems integrator for the independent grocery and convenience store industries and its software applications, marketing services and existing customer base, PSI provides a seamless transaction for issuing, redeeming and reporting coupons, as well as creating a state-of-the-art loyalty program and shopping list service.

The Company’s multi-functional kiosks are being installed in supermarket chains and convenience stores throughout the East Coast and Midwest.

Going Concern

The Company’s consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern, which contemplates the continuation of operations, the realization of assets and the liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result from the Company being unable to continue as a going concern. At July 31, 2010, the Company had total assets of $454,979 and liabilities of $5,255,898. Management understands that it needs to raise additional capital not only to meet its financial obligations, but also to expand the business. These factors cumulatively indicate that there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Accounting Principles.

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States.

Cash and Cash Equivalents.

PSI considers all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. The fair value of these investments will approximate their carrying value. In general, investments with original maturities of greater than three months and remaining maturities of less than one year will be classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All cash equivalents and short-term investments are classified as available for current operations. All cash equivalents and short-term investments are classified as available for sale and are recorded at market value using the specific identification method

PSI CORPORATION
NOTES TO FINANCIAL STATEMENTS
July 31, 2010

2. Summary of Significant Accounting Policies (Continued)

Fair Value.

The carrying amounts of cash and cash equivalents, trade receivables, accounts payable, notes payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

Income Taxes.

The Company had deferred tax assets of approximately $5,568,651 as of July 31, 2010, primarily related to net operating loss carryforwards (“NOL”), which have yet to be utilized. The utilization of these losses, if available, to reduce the future income taxes, will depend upon the generation of sufficient taxable income prior to the expiration of the NOL. Therefore, the Company established a 100% valuation allowance against the deferred tax assets as the likelihood of recognizing this benefit cannot be certain. The net operating losses will expire in various years through 2029.

Inventories.

Inventories are stated at the lower of cost or market, using the average cost method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. PSI will regularly review inventory quantities on hand, future purchase commitments with its suppliers, and the estimated utility of its inventory.

Loss per Common Share.

Basic EPS includes no dilution and is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the income (loss) of the Company. Total potentially dilutive shares outstanding at July 31, 2010 and 2009 totaled 61,238,086 and 29,010.230

Product Warranty.

PSI provides for the estimated costs of hardware and software warranties at the time the related revenue is recognized. For hardware warranty, PSI estimates the costs based on historical and projected project failure rates, historical and projected repair costs, and knowledge of specific product failures (if any). The specific hardware warranty terms and conditions vary depending upon the product supported and country in which PSI will do business, but generally include technical support, parts, and labor over a period generally ranging from 90 days to three years. For software, PSI estimates the costs to provide bug fixes, such as security patches, over the estimated life of the software. PSI will regularly reevaluate its estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary. Product warranty costs have not been material to date. PSI has contracted with Pendum at a flat rate of $50.00 per kiosk per month but service has not begun as we have not encountered in-field failures. Therein there are no warranties at this time.

Property and Equipment.

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated life of the asset of 5 years.

PSI CORPORATION
NOTES TO FINANCIAL STATEMENTS
July 31, 2010

2. Summary of Significant Accounting Policies (Continued)

Revenue Recognition

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

PSI CORPORATION
NOTES TO FINANCIAL STATEMENTS
July 31, 2010

2. Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Standards (continued)

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

3. Furniture and Equipment

Furniture and equipment consists of the following:

	July 31, 2010	October 31, 2009
Kiosks	$258,850	$70,598
Other Fixed Assets	$63,288
Less: accumulated amortization	$(30,449)	$(14,947)
	$291,689	$55,651

Depreciation expense for the nine months ended July, 2010 and 2009 totaled $23,950 and $42,842 , respectively.

PSI CORPORATION
NOTES TO FINANCIAL STATEMENTS
July 31, 2010

4. Stockholders’ Equity

Warrants

          Warrant transactions are as follows:

	Number of Warrants	Weighted Average Exercise Price

Outstanding, November 1, 2008	32,372,014	$0.12
Granted	1,037,500	0.13
Exercised	—	—
Expired	—	—

Outstanding, Octobers 31, 2009	33,409,514	0.12
Granted	12,114,286	0.05
Exercised	—	—
Expired	—	—

Outstanding, January 31, 2010	45,523,800	0.12
Granted May - July 2010	7,857,143	0.05

Outstanding, July 31, 2010	53,380,943

Exercisable warrants, October 31, 2009	33,409,514	$0.12

5.	Acquisitions

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

PSI CORPORATION
NOTES TO FINANCIAL STATEMENTS
July 31, 2010

5.	Acquisitions (Continued)

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

6.	Litigation

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

PSI CORPORATION
NOTES TO FINANCIAL STATEMENTS
July 31, 2010

6.	Litigation (Continued)

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

B)	Additional litigation matters are discussed in Note 5 Acquisitions.

7.	Debt

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

PSI CORPORATION
NOTES TO FINANCIAL STATEMENTS
July 31, 2010

7. Debt (Continued)

Bridge Loans (continued)

In March 2009, the Company obtained interest free advances from two of its officers totaling $40,000. Through July 31, 2010, the Company issued 5,877,036 shares of common stock in payment of accrued interest.

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

In June and July 2010, Round D notes totaling $80,000 face value were converted into 3,425,306 shares of the Company’s common stock. In addition, during this quarter, T he Company issued 1,345,704 common shares in payment of accrued interest on these notes.

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

PPM Financing

In May and June, the Company entered into a series of convertible notes aggregating $275,000. The notes are due one year from the date of issuance and incur interest at the rate of 10% per annum. The interest is payable in cash or common shares at the discretion of the Company. The notes are convertible into common shares at a conversion price of $.035 per share. In connection with the notes, the Company issued five year warrants to purchase 7,857,143 shares of the Company’s common stock at an exercise price of $.05/share.

PSI CORPORATION
NOTES TO FINANCIAL STATEMENTS
July 31, 2010

8. Commitments

Operating Leases

The Company leases office space and equipment under a non-cancelable operating lease agreement expiring in November 2012.

The minimum rental commitments under noncancelable operating leases that have remaining noncancelable lease terms in excess of one year at July 31, 2010 are as follows:

Future Minimum Lease Payments

Periods Ending July 31,
July 31, 2011	$24,732
July 31, 2012	8,244

$32,976

Total rent expense for these operating leases was approximately $32,949and $51,982 for the nine months ended July 31, 2010 and 2009, respectively.

9. Income Taxes

The Company has not filed federal or state tax returns for the years ended October 31, 2006, 2007, 2008 and 2009. The Company did not believe it owes material federal or state taxes for these fiscal years as a result of its operating losses. At July 31, 2010, the Company had an operating loss carry forward of approximately $14,234,459 for federal tax purposes state tax purposes, which expire through 2030.

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards. The significant components of net deferred income tax assets for the Company are:

	July 31,	October 31,

	2009	2009

Deferred tax assets:
Net operating loss carryforward	$4,680,563	$4,258,140
Accrued expenses not currently deductible	791,968	762,220
Inventory reserve	96,120	96,120

Deferred tax assets before valuation	5,568,651	5,116,480
Valuation allowance	(5,568,651)	(5,116,480)

Net deferred income tax assets	$—	$—

PSI CORPORATION
NOTES TO FINANCIAL STATEMENTS
July 31, 2010

9. Income Taxes (Continued)

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

10. Prior Period Adjustment

During the quarter ended July 31, 2010, the Company identified approximately $1.144 million of errors relating to an overstatement primarily of accounts payable, accrued expenses and other balance sheet items from the year ended October 31, 2009. Accordingly, the balance sheet for July 31, 2010 presented in this Form 10-Q has been adjusted to reduce accounts payable , accrued expenses and other balance sheet accounts the $1.144 million; a corresponding entry was recorded to reduce previously reported accumulated deficit by the same amount.

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

Overview

          PSI Corporation, (“PSI” or “the Company”) is a full service kiosk and digital signage company that specializes in the placement and management of coupon kiosks throughout the country. These kiosks come standard with the ability to process Coupons and provide loyalty enrolment cards for a loyalty program designed for specific stores.

          Our kiosks provide consumers with information and functionality needed to redeem coupons for obtaining immediate discounts in store. Digital signage screens attached to the kiosks provide advertising opportunities for both national and local advertisers

          The kiosks are placed in supermarkets and convenience stores and display promoted products on the Digital screen as well providing the ability to redeem coupons in order to purchase at a discounted rate. The system tracks the number of dispensed coupons and as well calculates the rebates that the store is due. The upper screen can be used as a tool to advertise store promotions and it has an interface allowing the local store to display and show special promotions. It receives its information from central servers that distributes the data to specific locations as require. The loyalty enrolment program and dispensing of loyalty cards is designed to automate the manual function provided by the store employees and allow the system to gather information on specific purchase trends.

Results of Operations

          The Company earned revenue of $30,245 in the three months ended July 31, 2010, compared to revenue of $46,158 in the previous year’s quarter. The Company earned revenue of $53,003 in the nine months ended July 31, 2010, compared to revenue of $38,889 in the previous year’s nine month period ended July 31, 2009. The Company expanded the number of kiosks placed in supermarkets and continues to derive nominal revenue from its kiosks.

          The Company’s net loss for three months ended July 31, 2010 was $291,918, compared to a net loss of $618,891 in the three months ended July 31, 2009. The significant decrease in net loss was due primarily to tighter financial controls being implemented by new management.

Liquidity and Capital Resources

          Cash Flows

          Cash used in operating activities was $861,279 for the nine months ended July 31, 2010 compared to $673,841 of cash used in operating activities for the nine months ended July 31, 2009.

          Net cash provided by financing activities was $962,607 for the nine months ended July 31, 2010, compared to $578,523 of net cash provided by financing activities in the nine months ended July 31, 2009.

          From November 2009 through January 2010, we entered into a series of convertible notes aggregating $419,000. The notes are due one year from the date of issuance and incur interest at the rate of 10% per annum. In connection with the notes, we issued five year warrants to purchase 9,114,286 shares of our common stock at an exercise price of $.05 per share.

          In March 2009, we obtained interest free advances from two of its officers totaling $40,000

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

          In May 2010, we entered into additional convertible notes aggregating $275,000 In connection with the notes, we issued five year warrants to purchase 7,857,143 shares of our common stock at an exercise price of $.05 per share.

          Cash and cash equivalents

          We had cash and cash equivalents of $111,681 as of July 31, 2010.

          Due to the substantial doubt of our ability to meet our working capital needs, history of losses and current shareholders’ deficit, in their report on the annual financial statements for the fiscal year ended October 31, 2010; our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

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

          CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

           No changes in the Company’s internal control over financial reporting have come to management’s attention during the Company’s last fiscal quarter that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.

          Unregistered Sales Of Equity Securities And Use Of Proceeds.

          In June of 2010, the Company issued 746,301 shares of restricted common stock of the Company to a holder of its 14% Convertible Subordinated D Round Note, in lieu of accrued interest on such Note, at a price per share of $0.035. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

          In June of 2010, the Company issued to a holder of its Amended and Restated 14% Convertible Subordinated D Round Note (i) 1,000,000 shares of common stock of the Company, upon conversion of $20,000 of the principal balance of such Note, at a price per share of $0.02 and (ii) 469,484 shares of common stock of the Company upon conversion of an additional $10,000.00 of the principal amount of such Note, at a price per share of $0.0213; and in July of 2010 the Company issued (iii) an additional 416,667 shares of common stock to the holder of such Note upon conversion of $10,000 of the principal balance of such Note, at a price per share of $0.0214, (iv) 750,000 shares of common stock of the Company upon conversion of an additional $15,000 of the principal balance of such Note, at a price per share of $0.02, (v) 375,000 shares of common stock of the Company upon conversion of an additional $7,500 of the principal balance of such Note, at a price per share of $0.02 and (vi) 331,858 shares of common stock of the Company upon conversion of an additional $7,500 of the principal balance of such Note, at a price per share of $0.0226. All of these shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

          In July of 2010, the Company issued 591,233 shares of restricted common stock of the Company to a holder of its 14% Convertible Subordinated D Round Note in lieu of accrued interest on such Note, at a price per share of $.035. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

          In July of 2010, the Company issued 82,297 shares of restricted common stock of the Company to a holder of its 14% Convertible Subordinated D Round Note upon conversion of the $10,000 outstanding principal balance of such Note, at a price per share of $0.12, and issued 8,170 shares of restricted in lieu of the accrued interest thereon, at a price per share of $0.10. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 3.

          Defaults Upon Senior Securities

          None. Please see Note 7 to our Financial Statements for a complete discussion of all defaults with respect to various promissory notes issued by us that have occurred prior to this fiscal quarter.

Item 4.

(Removed and Reserved)

Item 5.

Other Information

          In July of 2010 the Company created an audit committee to improve the Company’s disclosure controls and procedures, and appointed Herbert B. Soroca, a independent director of the Company, as the sole member of the Company’s audit committee.

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

Item 6.

Exhibits

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Sarbanes-Oxley Section 906

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PSI Corporation

By:	/s/ Eric Kash

Name:	Eric Kash
Title:	Chief Executive Officer, Chief Financial Officer
(Principal Executive and Financial Officer)
Date:	September 15, 2010