Form 10-K/A
period 2009-10-31
PSI CORP
filed 2010-10-12
CIK 888702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-20317

PSI CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0270266
(State of incorporation)	(I.R.S. Employer Identification No.)

7222 Commerce Center Drive, Suite 210,	80919
Colorado Springs, Colorado
(Address of principal executive office)	(Zip Code)

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KA or any amendment to this Form 10-K/A. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

          On September 28, 2010, there were 123,142,798 shares of the registrant’s common stock outstanding.

Explanatory Note

This Form 10-K/A is being filed as Amendment No. 1 to our Annual Report of Form 10-K for the fiscal year ended October 31, 2009 (“Original Annual Report”), in response to communications received from the Securities and Exchange Commission (the “Commission”). Filed with this amendment are the certifications, filed as exhibits 31 and 32, to conform to the requirements of Item 601(b)(31) of Regulation S-K, dated as of the date of the filing of this Amendment. Except for the amended disclosure set forth below, this Form 10-K/A has not been updated to reflect events that occurred after June 24, 2010 the filing date of the Original Annual Report. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Commission subsequent to the filing of the Original Annual Report.

Incorporated by Reference

Exhibit No.	Description	Form	Date of Filing	Filed Herewith

3.1	Certificate of Incorporation	10-K	March 9, 2006

3.2	Bylaws	10-K	March 9, 2006

4.1	Form of Common Stock Certificate	10-K	March 9, 2006

10.1	Office Lease Agreement	10-K	October 27, 2008

21.1	Subsidiaries of the Company	10-K	June 24, 2010

23.1	Consent of Seligson & Giannattasio, Independent Registered Public Accounting Firm	10-K	June 24, 2010

31.1	Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002			X

32.1	Certification pursuant to Section 906 of the Sarbanes- Oxley Act of 2002			X

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSI Corporation

/s/ Eric Kash

Dated: October 11, 2010	Eric Kash

Chief Executive Officer and Chief Financial Officer (principal executive and financial officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric Kash	Chief Executive Officer and Chief Financial Officer	October 11, 2010

Eric Kash	(Principal Executive and Financial Officer)

/s/ Herbert B. Soroca	Director	October 11, 2010

Herbert B. Soroca