Form 10-K
period 2010-10-31
PSI CORP
filed 2011-02-08
CIK 888702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from ____________ to ____________

Commission File Number: 0-20317

PSI CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	88-0270266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 5th Avenue, Room 206,

New York, NY 10016

(Address of principal executive offices) (Zip Code)

(914) 371-2441

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐      No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐      No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No  ☑

On April 30, 2010, there were 111,260,622  shares of the registrant’s common stock outstanding. The aggregate market value of  common stock, held by non-affiliates of the registrant on April 30, 2010 was approximately $3,853,109.05 (based on a total of 98,797,668 shares of the registrant’s common stock held by non-affiliates on April 30, 2010, at the closing price of $0.039 per share).

On February 3, 2011, there were 148,469,267 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

ITEM 1.  Business

Overview

PSI Corporation, Inc., which we refer to as “we”, “us”, “PSI Corp.”, “PSI”, or the “Company” is a full service kiosk and digital signage company that specializes in the placement and management of coupon kiosks throughout the country. We incorporated as a Nevada corporation under the name Biofarm, Inc. on September 26, 1990.   For the period of October 31, 1999 through December 10, 2004, PSI was a public shell company with no revenue from operations. During this period, our management had sought to acquire an operating business. On August 24, 2004, we entered into a Share Exchange Agreement with the stockholders of friendlyway, Inc., pursuant to which we agreed to acquire all of the outstanding shares of friendlyway in exchange for the issuance of 18,000,000 shares of our common stock and the assumption of outstanding options granted to friendlyway employees. That transaction closed on December 10, 2004, and friendlyway became our wholly-owned subsidiary.

On April 19, 2005, we filed an Amendment to our Articles of Incorporation changing our name to friendlyway Corporation. In May 2, 2006, we completed the acquisition of Pantel Systems, Inc. pursuant to a Share Exchange Agreement dated April 27, 2006 with Pantel Systems, Inc. and Kenneth J. Upcraft, its sole stockholder. Pantel Systems, Inc. was engaged in providing e-banking kiosks systems and services to its customers. In September 2006, we changed our name to PSI Corporation.

On May 13, 2010, we signed a one-year non-binding memorandum of understanding with Midax, Inc., a systems integrator for regional operators, small chains, and independent retailers in the grocery and convenience store industries. We have developed with Midax a plan to jointly deploy our coupon kiosks in Midax’s 500 existing locations that include both supermarkets and convenience stores.  In September 2010, we announced a joint marketing agreement with a national organization to provide our couponing kiosks to convenience stores, petroleum locations and similar convenience store outlets nationwide.

Our principal executive offices are located at 303 5th Avenue, Room 206, New York, NY 10016, and our telephone number is (914) 371-2441. Our fiscal year end is October 31.  Our website addresses are www.psicoupons.com and www.couponexpressinc.com. We do not intend for information on our websites to be incorporated into this 10-K.

Our Product

Our proprietary PSI Coupon Express kiosks (patents pending) have been installed in supermarket chains and convenience stores throughout the New York City tri-state region, with market testing in the East Coast, West Coast and Midwest regions. Coupon Express kiosk, our lead product, provides in-store on-demand customized couponing through  point of purchase (POP) services such as in-store product advertising and on-demand coupons, as well as redeeming text-messaged and loyalty-card coupons.  Our in-store coupons have a redemption rate of nearly 30%, compared to a rate of 1.4% for traditional coupons.

Our kiosks employ features including printing “on-demand” coupons issued directly from the kiosks which can only be utilized in a specific venue within a specified period of time. These coupons are bar coded, which makes the processing and data analyzing efficient. Secondly, the kiosks are capable of issuing coupons for redeeming offers sent to cell phones via text-messaging. We filed two patent applications regarding the kiosks because of its ability to serve as a printing and distribution point for on-demand and text-messaged coupons. The third unique feature of the kiosks is their ability to enroll people into a loyalty-card program managed by the particular retailer. The kiosks will permit encrypted data to be read from the associated loyalty card database and has the capability of providing unique offers that the retailer wishes to give to its loyalty-card holding customers. With the integration of Midax software into our kiosks, we can now offer our retailers the ability to track and receive data about their customers.

We anticipate deploying the kiosks to retailers in exchange for the retailer receiving a revenue share percentage of the revenues derived from the kiosks. We hope to earn revenue by charging fees for standard advertisements and for cell phone text messaging ads.

We anticipate that our kiosks’ diverse functions will allow it to compete as a unique coupon distribution point for many products and services. With a footprint of eighteen inches wide, it will permit many types of service establishments to host a kiosk and integrate their own unique point of sale (POS) software to this kiosk. The integration of the venue’s POS to the kiosks will permit the retailer and advertiser access to valuable data about consumer behavior. Compared to the standard coupon report system of an average of 100 days, our technology provides advertisers and store owners with electronic sales reports within six minutes.

Markets

Our kiosks currently address two primary markets:  national and regional supermarket chains and convenience stores.  As of December 31, 2010, we have installed Coupon Express kiosks in supermarkets throughout the New York City tri-state region, including D’Agostino’s, Met Foods, Key Food, Associated Supermarket, C-Town, Bravo, Fine Fare, and the National Supermarkets Association. We plan to test eleven additional kiosks outside of the region through March 2011.

Manufacturing

We depend on outside parties to manufacture our kiosks according to guidelines that we set and fulfill our product needs. Such expansion may be limited by the manufacturing capacity of our third-party manufacturers and suppliers. Third-party manufacturers may not be able to meet our manufacturing needs in a satisfactory and timely manner. If there is an unanticipated increase in demand for coupon kiosks, we may be unable to meet such demand due to manufacturing constraints.

We believe we have a sufficient number of available manufacturers to produce an adequate amount of kiosks to meet anticipated future requirements and further, that switching to another manufacturer would cause little or no disruption to our business at any time. Any failure by us to maintain our existing manufacturing and distribution relationships or to establish new relationships on a timely basis or on acceptable terms could harm our business, financial condition and results of operations. As we expand into new geographic markets, we may establish relationships with additional manufacturing facilities to better serve those new markets.

Our Intellectual Property Portfolio

We seek to protect our novel kiosks, applications and other technologies by, among other things, filing patent applications. Except as specifically noted below, the patent rights described below may be subject to potential patent term extensions and/or supplemental protection certificates extending such term extensions in countries where such extensions may become available. In addition, more patent filings relating to the product described below may be made in the future.

As of January 31, 2011, we have 2 pending U.S. patent applications for our kiosks. Our pending U.S. patent applications involves the intellectual property that creates the functionality of the kiosks to serve as a printing and distribution point for on-demand and text-messaged coupons. Through our patents pending for software applications, our kiosks and services are able to provide in-store customized couponing, in multiple languages, for immediate impact in regional independent retailers in the grocery and convenience store industries. These in-store point-of-purchase coupons enable retailers to quickly determine ideal price-points for new products and mitigate losses from hard-to-sell items.

Competition

The business services market is highly competitive. We compete with a number of large, well-established and well-funded companies to furnish in-store systems to retailers. We believe that the principal competitive factors in our target market include price, ease of use, consumer preference, and cost effectiveness.

Our product faces competition from a variety of other in-store systems, including Coinstar, Inc. and its subsidiary, Redbox. Our retailers may choose to replace our coupon kiosks with competitor machines or may decide that floor space could be used for other purposes and not carry coupon kiosks at all. In addition, retailers, some of which have significantly more resources than we do, may decide to create their own in-store coupon kiosk. An expansion of the companies focused on in-store customized couponing services or a reduction in related fees charged by any of these competitors, or retailer decisions to use floor space for other than interactive customer marketing, could materially and adversely affect our business and results of operations.

We strive to provide direct and indirect benefits to our retailers that are superior to or competitive with other providers or systems or alternative uses of the floor space that our kiosks occupy. We believe that our kiosks compete favorably with other in-store systems marketed to retailers because of the quality of our products and our ability to provide timely electronic coupon sales reports to retailers and advertisers. In addition, we focus on distinguishing our products from competitors by offering on-demand customization and on-demand coupons triggered by text messaging.

Employees

We have 4 full time employees, two of whom work out of our Colorado Springs office. We also employ consultants to assist management as is required by business needs.

ITEM 1A:  Risk Factors

Forward Looking Statements

This annual report on Form 10-K contains and incorporates by reference certain “forward-looking statements” with respect to results of our operations and businesses. All statements, other than statements of historical facts, included in this annual report on Form 10-K, including those regarding market trends, our financial position, business strategy, projected costs, and plans and objectives of management for future operations, are forward-looking statements. In general, such statements are identified by the use of forward- looking words or phrases including, but not limited to, “intended,” “will,” “should,” “may,” “expects,” “expected,” “anticipates,” and “anticipated” or the negative thereof or variations thereon or similar terminology. These forward-looking statements are based on our current expectations. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct and our actual results could differ materially. These forward-looking statements represent our judgment as of the date of this annual report on Form 10-K. We disclaim, however, any intent or obligation to update our forward-looking statements, except as required by law.

RISKS RELATED TO OUR BUSINESS

Our independent auditors have issued a going concern opinion and, if we are unable to generate enough financing or cash from operations to sustain our business, then we may have to liquidate assets or curtail our operations.

In its audit report dated February 1, 2011 for the years ended October 31, 2010, the opinion of our independent registered public accounting firm, Patrick Rodgers, CPA, PA, was qualified only as to the uncertainty of our ability to continue as a going concern. Most notably, significant recurring net losses through October 31, 2010 raise substantial doubt about our ability to continue as a going concern. During the fiscal year that ended October 31, 2010, we incurred net losses of $2,713,945. We will need to generate significant revenue in order to achieve profitability and we may never become profitable. Our independent auditor emphasized the uncertainty related to our business, as well as the level of risk associated with an investment in our common stock.

We are a development stage company with a limited operating history who expects to continue to incur losses and as such, may never achieve profitability.

We are currently in the development stage, and are the surviving entity of several former corporate incarnations.  Over the past two years, we have been principally engaged in organizational, licensing, financing, technology protection, and marketing activities.  We are subject to all of the risks inherent to the establishment of a developing business. The potential for success should be considered in light of the unforeseen problems, delays, complications, and added expenses often encountered with a development stage business and the status quo of the environment in which we will operate.  We do not have a history of operations from which investors can draw reasonable conclusions as to our future performance, and there can be no assurances that we will ever operate profitably or be commercially successful.

If we are unable to accumulate and maintain sufficient cash resources, our existing and future debt obligations could impair our liquidity and financial condition.

We have substantial indebtedness. As a result, we will be subject to all of the risks associated with substantial leverage, including the risk that available cash may not be adequate to make required payments to the holders of notes and previously issued debt. If we do not generate sufficient cash flow from operations to satisfy its interest payment, we will be required to utilize currently available cash resources for this purpose.  Our ability to satisfy our debt obligations out of cash flow will be dependent upon our future performance and will be subject to financial, business and other factors affecting our operations, many of which may be beyond our control. In the event we do not have sufficient cash resources to satisfy annual interest or other repayment obligations, we will be in default, which would have a material adverse effect on our operations.  To the extent that we are required to use cash resources to satisfy interest, we will have less resources available for business purposes.

The termination, non-renewal or renegotiation on materially adverse terms of our contracts with one or more of our retailers could seriously harm our business, financial condition and results of operations.

The success of our business depends in large part on our ability to develop and maintain relationships with retailers. We strive to provide direct and indirect benefits to our retailers that are superior to or competitive with other providers or systems or alternative uses of the floor space that our machines occupy. If we are unable to provide our retailers with adequate benefits, we may be unable to maintain or renew our contractual relationships on acceptable terms causing our business, financial condition and results of operations to suffer.

We must be able to adapt to rapidly changing technology trends and evolving industry standards or we risk our products becoming obsolete.

There are numerous risks associated with the development and commercialization of new products, including the risk of unforeseen delays and expenses, and the uncertainty of market acceptance. Currently, we have limited sources of revenue, whether from services or product sales, and there can be no assurance that we will be able to develop such revenue sources or that our operations will become profitable.

We may be unable to identify and define product and service trends or anticipate, gauge and react to changing consumer demands in a timely manner.

Our strategy is based upon leveraging our core competencies in the automated retail space to provide the consumer with convenience and value and to help retailers drive incremental traffic and revenue. If we cannot execute on our strategy, our business could suffer. To be competitive, we need to develop or otherwise provide product and service offerings that are accepted by the market and establish third-party relationships necessary to develop and commercialize such product and service offerings. If we misjudge the market for our products and services or  unable to enhance the capabilities of our kiosks and equipment to meet technology demand, we cannot assure you that the products or services that we provide will be successful.

Because we do not have our own manufacturing facilities and must rely on contractual relationships to fulfill our manufacturing needs, our dependency could result in lost revenue.

We do not have manufacturing facilities, nor do we presently intend to manufacture any of our products. Thus, we  will be dependent upon relationships with manufacturers to fulfill our product needs. Our ability to market our product requires that certain products be manufactured in commercial quantities and at an acceptable cost. We have no prior experience in manufacturing and will be materially dependent upon others in these respects.

We rely on outside software developers to develop our key product and are subject to their timelines for deployment, unforeseen delays, and problem resolution.

We continue to develop proprietary software, interfaces, and hardware for our kiosks.  There are many risks associated with the development of proprietary software, including the risk of unforeseen delays and expenses.

The loss of key members of our senior management team  could adversely affect our business.

Currently, we are managed by Mr. Eric Kash, Chief Executive Officer and Chief Financial Officer.  Mr. Kash will continue to play a key role in our management, and the loss of his services could adversely affect our business and our prospects. We currently have an employment agreement with Mr. Kash.  We intend to expand our management team by attracting senior management with relevant, current expertise. There can be no assurance that we will be successful in attracting and retaining additional technical, marketing, and management personnel as may be required to fully implement our short and long-term business plans.

Our inability to attract, hire or retain the necessary technical and managerial personnel could have a material adverse effect on our business, financial position, results of operations, and cash flows.

We will need to attract, retain and motivate skilled technical and managerial personnel, especially highly skilled engineers involved in ongoing product development and consulting personnel who assist in the development and implementation of our total business solutions. The market for such individuals is intensely competitive. Due to the critical role of our product development and consulting staff, the inability to recruit successfully or the loss of a significant part of our product development or consulting staffs could have a material adverse effect on us. The software industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. We can provide no assurance that we will be able to retain our current personnel, or that we will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract, hire or retain the necessary technical and managerial personnel could have a material adverse effect upon our business, financial position, results of operations, and cash flows.

If our products and services do not gain market acceptance, our business will suffer because we might not be able to fund future operations.

A number of factors may affect the market acceptance of our products or any other products we develop or acquire, including, among others:

•

the price of our products relative to other company’s services for the same purpose;

•

the perception by retailers of the effectiveness of our products and the benefit to them;

•

our ability to fund our sales and marketing efforts; and

•

the effectiveness of our sales and marketing efforts.

If our products do not gain market acceptance, we may not be able to fund future operations, including developing, testing and obtaining regulatory approval for new product candidates and expanding our sales and marketing efforts for our approved products, which would cause our business to suffer.

We are highly dependent on a limited number of clients, the loss of one or more of which could have a material adverse effect on our business, operating results and financial condition.

We currently sell systems and services to a limited market. We can provide no assurance that the loss of one or more of these retailers will not have a material adverse effect on our business, financial position, results of operations, and cash flows. We depend on our installed client base for revenues from services. If existing retailers fail to renew their agreements, our revenues could decrease.

We may have difficulty implementing our products, which could consequently damage our reputation and our ability to generate new business.

Implementation of our software products can be a lengthy process, and commitment of resources by our clients is subject to a number of significant risks over which we have little or no control. Delays in the implementations of any of our products, whether by our business partners or us, may result in client dissatisfaction, disputes with customers, or damage to our reputation. Significant problems implementing our software can cause delays or can damage our ability to generate new business.

Errors or defects in our products could diminish demand for our products, injure our reputation and reduce our operating results.

Our products are complex and may contain errors that could be detected at any point during the life of the product. Errors may be found in new products or releases after shipment. Such errors could result in diminished demand for our products, delays in market acceptance and sales, diversion of development resources, injury to our reputation or increased service and warranty costs. If any of these were to occur, our operating results could be adversely affected.

Because we operate in a highly competitive market, there are no assurances that we will be able to compete successfully against our current or future competitors and/or become profitable.

The market for retail information systems is intensely competitive. We believe that the principal competitive factors are product quality, reliability, performance and price, vendor and product reputation, financial stability, features and functions, ease of use, and quality of support. In addition, we believe that new market entrants may attempt to develop fully integrated systems targeting the retail industry. Many of our existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than we have. We can provide no assurance that we will be able to compete successfully against our current or future competitors or that competition will not have a material adverse effect on our business, operating results and financial condition.

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

We are currently involved in litigation, which could be time-consuming and costly to defend, and could also have a negative outcome for our business.

We are currently involved in a dispute over a services contract. S.O.S. Resources Inc. and its president, Sol Russo have claimed that SOS fully performed under an agreement with us and is entitled to receive 3,110,000 shares of our unrestricted common stock, and later asserted they would seek a sum of $1,191,600 from us.  We believe that SOS and Mr. Russo did not perform under the contract, and intend to vigorously defend ourselves against such claim as well as file a claim for fraud against SOS and Mr. Russo.  While we believe that SOS and Mr. Russo’s suit is without merit, we will have to pay costs associated with arbitrating this claim.

Competitive pressures could seriously harm our business, financial condition and results of operations.

Our product faces competition from a variety of a variety of other in-store systems, including Coinstar, Inc. and its subsidiary, Redbox. Our retailers may choose to replace our coupon kiosks with competitor machines or may decide that floor space could be used for other purposes and not carry coupon kiosks at all. In addition, retailers, some of which have significantly more resources than we do, may decide to create their own in-store coupon kiosk. An expansion of the companies focused on in-store customized couponing services or a reduction in related fees charged by any of these competitors, or retailer decisions to use floor space for other than interactive customer marketing, could materially and adversely affect our business and results of operations.

We may be unable to attract new retailers and penetrate new markets and distribution channels.

In order to increase our coupon kiosk installations, we need to attract new retailers. We may be unable to attract new retailers or drive down costs relating to the manufacture, installation or servicing of the kiosks to levels that would enable us to operate profitably in lower density markets or penetrate new distribution channels. If we are unable to do so, our future operating results could be adversely affected.

Events outside of our control, including the current economic environment, has and could continue to negatively affect consumers’ use of our product.

Because our business relies on consumers visiting retailers to purchase products, we are dependent on people visiting retailers frequently. If consumers are not visiting the retailer, then our business would be negatively impacted.

Our ability to obtain additional funding in the future, if and as needed, through equity issuances or loans, or otherwise meet our current obligations to third parties could be adversely affected if the economic environment continues to be difficult. In addition, the ability of third parties to honor their obligations to us could be affected.

RISKS RELATED TO OUR STOCK

Our stockholders may experience substantial dilution in the value of their investment if we issue additional shares of our capital stock or other securities convertible into common stock.

We have authorized 300,000,000 shares of common stock. As of April 30, 2010, there were 111,260,622 shares issued and outstanding. We have also issued securities that are convertible into our common stock, including convertible notes and warrants.  New issues of stock or conversion of our derivative securities into common stock will dilute the ownership of current investors and the value of your investment may decrease.

The market for our common stock is volatile, and there is no assurance a strong market will develop.

Our common stock (PSCP.PK) is thinly traded and has experienced volatility in its daily stock price and is traded on the Pink Sheets. We believe this volatility will continue until we have consistent business operations and are properly funded.

ITEM 2.  Properties

Our headquarters are located at 303 5th Avenue, Room 206, New York, NY 10016. We currently lease approximately 400 square feet of office space in a month to month arrangement for $700 per month.

We also lease 2,061 square feet of office space located at 7222 Commerce Center Drive, Suite 210, Colorado Springs, CO 80919 for $3,200 per month.  The lease is scheduled to expire on November 30, 2011.

We believe that our properties will be adequate to meet our needs for the next twelve months however if we need additional space we believe we can locate such space on commercially reasonable terms.

ITEM 3.  Legal Proceedings

We are currently involved in a dispute over a services contract. S.O.S. Resources Inc.and its president, Sol Russo have claimed that SOS fully performed under an agreement with us and is entitled to receive 3,110,000 shares of our registered common stock, and later asserted they would seek a sum of $1,191,600 from us.  We believe that SOS and Mr. Russo did not perform under the contract, and intend to vigorously defend ourselves against such claim as well as file a claim for fraud against SOS and Mr. Russo.  While we believe that SOS and Mr. Russo’s suit is without merit, we will have to pay costs associated with arbitrating this claim.

From time to time, we are involved in legal matters arising in the ordinary course of business including matters involving proprietary technology. While we believe that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which we are or could become involved in litigation, will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. [Removed and Reserved]

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is thinly traded in the over-the-counter market on the Pink Sheets under the symbol PSCP. In the past year, the trading price has ranged from  $0.018 to 0.06. These market quotations reflect the high and low closing prices as reflected by the OTC BB or by prices, without retail mark-up, markdown or commissions and represent actual transactions.

Fiscal Year 2010	High	Low

Fourth Quarter	$.055	$.018
Third Quarter	$.06	$.02
Second Quarter	$.06	$.03
First Quarter	$.06	$.04

Fiscal Year 2009	High	Low

Fourth Quarter	$0.12	$0.04
Third Quarter	$0.12	$0.03
Second Quarter	$0.18	$0.05
First Quarter	$0.23	$0.07

Holders

As of February 3, 2011, we have approximately 569 holders of our common stock.

Our authorized capital stock consists of 300,000,000 shares of common stock par value $0.001, of which approximately 148,469,267 shares are issued and outstanding as of February 3, 2011. We have 5,000,000 shares of authorized but unissued Preferred Stock.

Dividends

We have not paid dividends on our common stock and do not anticipate doing so in the near future.

ITEM 6.  Selected Financial Data

As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include those that we discussed in this report under the caption “Risk Factors.” You should read these factors and the other cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Introduction

Management’s Discussion and Analysis is intended to facilitate an understanding of our business and results of operations. This MD&A should be read in conjunction with our financial statements and the accompanying notes to the financial statements included elsewhere in this report. MD&A consists of the following sections:

•

Overview: A summary of our business, financial performance and opportunities.

•

Results of Operations: A discussion of operating results.

•

Liquidity and Capital Resources: An analysis of cash flows, sources and uses of cash, contractual obligations and financial position.

•

Critical Accounting Policies and Procedures: A discussion of critical accounting policies that require the exercise of judgments and estimates.

•

Recent Accounting Pronouncements: A summary of recent accounting pronouncements and the effects on our business.

Business Overview

We are a business services corporation headquartered in New York, New York. We aim to provide innovative interactive customer communications systems and applications that support targeted marketing programs with unique point-of-purchase (POP) services and information that serve shoppers and distributors while building loyalty and revenue for the our primary clients. Through our proprietary Coupon Express kiosks and services, we provide in-store customized couponing, in multiple languages, for immediate impact in regional, independent retailers in the grocery and convenience store industries by enabling retailers to quickly determine ideal price-points for new products and mitigate losses from hard-to-sell items. Our kiosks provide consumers with information and functionality needed to redeem coupons for obtaining immediate discounts in store. Digital signage screens attached to the kiosks provide advertising opportunities for both national and local advertisers. Through a joint marketing agreement with Midax, Inc., a systems integrator for the independent grocery and convenience store industries, we provide a seamless transaction for issuing, redeeming and reporting coupons, as well as creating a state-of-the-art loyalty program and shopping list service.

The kiosks are currently placed in supermarkets; however, during quarter ended March 31,  2011, we intend to deploy the kiosks into convenience stores on a pilot basis. The kiosks display promoted products on the digital screen as well as providing the ability to redeem coupons in order to purchase the products at a discounted rate. The system tracks the number of dispensed coupons and calculates the rebates that the store is due. The upper screen can be used as a tool to advertise store promotions and it has an interface allowing the local store to display and show special promotions. It receives its information from central servers that distributes the data to specific locations as required. The loyalty enrollment program and dispensing of loyalty cards is designed to automate the manual function provided by the store employees and allow the system to gather information on specific purchase trends.

Results of Operations

For the years ended October 31, 2010 and 2009, we reported revenues of $106,924 and $16,316, respectively, an increase of $90,608.

Our net loss from operations for the years ended October 31, 2010 and 2009 was $2,713,945 and $3,063,567, respectively, a decrease of $349,622, or 11.4%.  This decrease in net loss is primarily attributable to the increase in revenues of $90,608, a decrease in administrative expenses of $750,968, partially offset by an increase of $693,654 in interest expense.

Our revenues for the years ended October 31, 2010 were derived exclusively from advertising revenue, while revenues for  the year ended October 31, 2009 were primarily derived from the ATM function of our kiosks.

Our losses from operations for the years ended October 31, 2010 and 2009 were derived from our inability to derive significant revenues while incurring material working capital costs, including costs of development and deploying our kiosks.

Liquidity and Capital Resources, Liquidity and Capital Resources

Cash Flows

Cash used in operations was $438,458 for the year ended October 31, 2010 compared to $888,828 of cash used in operations for the year ended October 31, 2009.

Cash flows from financing activities for the years ended October 31, 2010 and 2009 were $764,572 and $652,522, respectively, an increase of $112,050, or 17%. This improvement in cash flows from financing activities is attributable to a $400,611 increase proceeds received from the issuance of debt, partially offset by a decrease of $260,000 from the sale of common stock, and a $28,261 increase in the repayment of debt.

From November 2009 through January 2010, we entered into a series of convertible notes aggregating $419,000. The notes are due one year from the date of issuance and incur interest at the rate of 10% per annum. In connection with the notes, we issued five year warrants to purchase 11,971,429 shares of our common stock at an exercise price of $.05 per share. The warrants may be exercisable at any time for a period of 5 years.  In connection with the issuance of the warrants and conversion features, we have reflected a value totalling $236,417.  The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 2.068% to 2.60% and expected lives of 5 years.

Round G

In May through October 2010, we entered into a series of convertible notes aggregating $485,000. The notes are due one year from the date of issuance and incur interest at the rate of 10% per annum. The interest is payable in cash or common shares at our discretion. The notes are convertible into common shares at a conversion price of $.035 per share. In connection with the notes, we issued five year warrants to purchase 13,857,143 shares of our common stock at an exercise price of $.05/share.  Through October 31, 2010, we issued 2,900,157 shares of common stock in payment of accrued interest and principal.   In connection with the issuance of the warrants and conversion features, we have reflected a value totaling $118,067.  The fair value of the warrant grant was estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions:  expected volatility of 15%, risk free interest rates between 1.23% and 2.03%, and expected lives of five years.

In March 2009, we obtained interest free advances from two of our officers totaling $40,000.

Other Debt Transactions

During the course of the year ended October 31, 2010, note holders of our convertible debt converted a total of $657,986 into 16,506,748 shares of our common stock.

Subsequent to the year ended October 31, 2010, many of the note holders in the Bridge, D, and F rounds converted their outstanding principal and interest ($1,591,000) into 24,500,000 shares of our common stock.

Cash and cash equivalents

We had cash and cash equivalents of $96,871 and $29,607 as of October 31, 2010 and 2009, respectively.

Due to the substantial doubt of our ability to meet our working capital needs, history of losses and current shareholders’ deficit, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern in its report on our annual financial statements for the year ended October 31, 2010. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Critical Accounting Policies

Our critical accounting policies and procedures and recent accounting pronouncements are set forth in the Notes to our Consolidated Financial Statements set forth in Item 8 hereof.

Off-Balance Sheet Transactions

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 8. Financial Statements and Supplementary Data

PSI Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PSI Corporation:

I have audited the accompanying balance sheets of PSI Corporation (the “Company”) as of October 31, 2010 and 2009 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PSI Corporation as of October 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred significant recurring losses. The realization of a major portion of its assets is dependent upon its ability to meet future financing needs and success of its future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Patrick Rodgers, CPA, PA

Orlando, Florida

January 31, 2011

PSI CORPORATION
BALANCE SHEETS

	October 31,
	2010	2009
ASSETS
Current assets
Cash	$96,871	$29,607
Accounts receivable (net of allowance for doubtful accounts)	32,981	5,626
Notes receivable	8,125	73,125
Other		163,511
Total current assets	137,977	271,869
Furniture and equipment, net	232,965	55,651
Other Assets
Financing costs, net	—	154,625
Total assets	$370,942	$482,145

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$538,313	$1,859,744
Accrued Interest payable (PIK)	1,220,490	761,438
Notes payable — net of long term	3,781,690	775,355
Total current liabilities	5,540,493	3,396,537
Notes payable — net of short term	300,000	2,541,763
Total liabilities	5,840,493	5,938,300

Stockholders’ deficiency
Preferred stock $.001 par value; 5,000,000 shares authorized, none issued and outstanding
Common stock, $.001 par value; 300,000,000 shares authorized, 120,900,693 and 88,074,744 shares issued and outstanding at October 31, 2010 and October 31, 2009, respectively	120,900	88,074
Additional paid-in capital	12,103,748	11,060,532
Deficit	(17,693,212)	(16,603,774)
Less: common stock in Treasury	(987)	(987)
Total stockholders’ deficiency	(5,469,551)	(5,456,155)
Total liabilities and stockholders’ deficiency	$370,942	$482,145

The accompanying notes are an integral part of these financial statements.

PSI CORPORATION
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended October 31,
	2010	2009
Revenue	$106,924	$16,316

Administrative expenses	1,280,522	2,031,490
Loss from operations	(1,173,598)	(2,015,174)

Other Income (Expenses)

Gain (loss) on disposal of fixed assets	34,348	(136,072)
Interest, net	(1,550,695)	(857,041)
Loss on settlements		(55,280)
Loss on investment	(24,000)
Net loss	$(2,713,945)	$(3,063,567)

Basic and diluted weighted average shares	98,908,386	83,331,690

Basic and diluted loss per share	$(0.03)	$(0.04)

The accompanying notes are an integral part of these financial statements.

PSI CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholder’
	Shares	Amount	Capital	Deficit	Stock	Deficit
Balance, October 31, 2008	76,832,609	$76,832	$9,732,369	$(13,540,207)	$(987)	$(3,731,993)
Issuance of warrants in connection with financing			127,926	—		127,926
Exercise of warrants	2,500,000	2,500	(2,500)			—
Conversion of notes payable	208,333	208	24,792			25,000
Issuance of shares for consulting services	5,972,000	5,972	810,542			816,514
Issuance of shares for interest	1,561,802	1,562	108,403			109,965
Sale of common stock	1,000,000	1,000	259,000			260,000
Net loss				(3,063,567)		(3,063,567)
Balance, October 31, 2009	88,074,744	$88,074	11,060,532	$(16,603,774)	$(987)	$(5,456,155)
Reversal of shares never issued	(3,000,000)	(3,000)	(297,000)			(300,000)
Issuance of warrants in connection with financing			354,486	—		354,486
Conversion of notes payable	11,657,750	11,658	328,342			340,000
Issuance of shares for consulting services	7,271,401	7,271	356,299			363,570
Issuance of shares for interest	4,848,998	4,849	313,137			317,986
Issuance of penalty and anti-dilution shares	12,047,800	12,048	(12,048)			(0)
Retained earnings adjustment				1,624,507		1,624,507
Net loss				(2,713,945)		(2,713,945)
Balance, October 31, 2010	120,900,693	$120,900	$12,103,748	$(17,693,212)	$(987)	$(5,469,551)

The accompanying notes are an integral part of these financial statements.

PSI CORPORATION
STATEMENTS OF CASH FLOWS

	2010	2009
Cash flows from operations
Net income (loss)	$(2,713,945)	$(3,063,567)
Adjustment to reconcile net loss to net cash:
Depreciation	25,885	51,965
Allowance for doubtful accounts	53,609
Amortization of debt financing Costs	—	126,958
Amortization of debt Discounts	—	217,831
Loss (gain) on disposal of fixed assets	(34,348)	136,072
Shares issued for consulting fees	363,570	815,750
Changes in operating assets and liabilities:
Accounts receivable	(15,964)	(78,751)
Other current assets	327,022	(145,050)
Other assets	309,250
Accounts payable and accrued expenses	1,246,463	1,049,964
Net cash provided by (used for) operating activities	(438,458)	(888,828)

Cash flows from investing activities
Purchase of property and equipment	(258,850)	—
Proceeds from sale of assets	—	135,000
Net cash provided by (used for) investing activities	(258,850)	135,000

Cash flows from financing activities
Proceeds from issuance of debt	854,000	453,389
Proceeds from sale of common stock	—	260,000
Repayment of debt	(89,428)	(60,867)
Net cash provided by (used for) financing activities	764,572	652,522
Net increase (decrease) in cash	67,264	(101,306)
Cash, beginning of period	29,607	130,913
Cash, end of period	$96,871	$29,607

Supplemental disclosure of cash flow information and noncash investing and financing activities:
Cash paid during the year for:
Interest	$—	$10,581
Taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

PSI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Organization and Going Concern

Organization

PSI Corporation (“PSI” or the “Company”) was organized under the laws of Nevada in June, 1991. PSI provides innovative interactive customer communications systems and applications that support targeted marketing programs with unique point-of-purchase (POP) services and information that serve shoppers and distributors while building loyalty and revenue for the Company’s primary clients. Through our proprietary kiosks, we provide in-store customized couponing, in multiple languages, for immediate impact in regional, independent retailers in the grocery and convenience store industries, enabling retailers to quickly determine ideal price-points for new products and mitigate losses from hard-to-sell items. Working with Midax, Inc., a systems integrator for the independent grocery and convenience store industries and its software applications, marketing services and existing customer base, we provide a seamless transaction for issuing, redeeming and reporting coupons, as well as creating a state-of-the-art loyalty program and shopping list service.

Going Concern

Our financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the continuation of operations, the realization of assets and the liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result from our ability to being unable to continue as a going concern.  At October 31, 2010, we had total assets of $370,942 and liabilities of $5,840,943. Our management is aware that we need to raise additional capital not only to meet our financial obligations, but also to expand our business.  These factors cumulatively indicate that there is substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Summary of Significant Accounting Policies

Accounting Principles

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States.

Cash and Cash Equivalents

We consider all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. The fair value of these investments will approximate their carrying value.  In general, investments with original maturities of greater than three months and remaining maturities of less than one year will be classified as short-term investments.  Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.  All cash equivalents and short-term investments are classified as available for current operations.  All cash equivalents and short-term investments are classified as available for sale and are recorded at market value using the specific identification method.

Fair Value

The carrying amounts of cash and cash equivalents, trade receivables, accounts payable, notes payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

Loss per Common Share

Basic EPS includes no dilution and is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in our income (loss).  Total potentially dilutive shares outstanding at October 31, 2010 and 2009 totaled 59,710,021 and 33,409,514.

Income Taxes

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes,” which requires accounting for deferred income taxes under the asset and liability method.  Deferred income tax asset and liabilities are computed for difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

In accordance with GAAP, we are required to determine whether our tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. We file an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. state and local jurisdictions.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in us recording a tax liability that would reduce net assets. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.  It must be applied to all existing tax positions upon initial adoption and the cumulative effect, if any, is to be reported as an adjustment to stockholder’s equity as of November 1, 2010.

Based on our analysis, we have determined that the adoption of this policy did not have a material impact on our financial statements upon adoption. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

Interest and Penalty Recognition on Unrecognized Tax Benefits

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Comprehensive Income

We comply with FASB ASC Topic 220, “Comprehensive Income,” which establishes rules for the reporting and display of comprehensive income (loss) and its components.  FASB ASC Topic 220 requires us to reflect as a separate component of stockholders’ equity items of comprehensive income.

Stock-Based Compensation

We comply with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  For the year ended October 31, 2010, we issued 11,657,750  million shares of our $.01 par value common stock to consultants for consulting services, and in connection with issuance of these shares, we recorded additional compensation expense of $363,570 under FASB ASC 718.

Valuation of Investments in Securities at Fair Value—Definition and Hierarchy

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” provides a framework for measuring fair value under generally accepted accounting principles in the United States and requires expanded disclosures regarding fair value measurements.  ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, we use various valuation approaches.  In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the company.  Unobservable inputs reflect our assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. FASB ASC Topic 820 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations, as follows:

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. Valuation adjustments and block discounts are not applied to Level 1 securities.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction.  To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined.

Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment we exercise in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.  We use prices and inputs that are current as of the measurement date, including periods of market dislocation.  In periods of market dislocation, the observability of prices and inputs may be reduced for many securities.  This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.

Valuation Techniques

We value investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year.

Government Bonds

The fair value of sovereign government bonds is generally based on quoted prices in active markets. When quoted prices are not available, fair value is determined based on a valuation model that uses inputs that include interest-rate yield curves, cross-currency-basis index spreads, and country credit spreads similar to the bond in terms of issuer, maturity and seniority.

Certificate of Deposits

The fair values of the bank certificate of deposits are based on the face value of the certificate of deposits.

Product Warranty

We provide for the estimated costs of hardware and software warranties at the time the related revenue is recognized.  For hardware warranty, we estimate the costs based on historical and projected project failure rates, historical and projected repair costs, and knowledge of specific product failures (if any).  The specific hardware warranty terms and conditions vary depending upon the product supported and country in which we will do business, but generally include technical support, parts, and labor over a period generally ranging from 90 days to three years.  For software, we estimate the costs to provide bug fixes, such as security patches, over the estimated life of the software.  We will regularly reevaluate its estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary. Product warranty costs have not been material to date. We have contracted with Pendum at a flat rate of $50.00 per kiosk per month but service has not begun as we have not encountered in-field failures.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated life of the asset of 5 years.

Long-Lived Assets

In accordance with FASB ASC Topic 360 “Property, Plant, and Equipment,” we record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.

Fair Value of Financial Instruments

The fair values of our assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheets at October 31, 2010 and 2009.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.  In the event we should enter into contracts where it is obligated to deliver multiple products and/or services, total revenue will be generally allocated among the products based upon the sale price of each product when sold separately.

We may also license or lease its products (rather than effect outright sales of the same).  Revenues derived from licenses or leases will be treated as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the billing coverage period.  Our potential multiple year licensing/lease transactions may include the right to receive future updated improvements to its product line.  Some multi-year licensing/lease arrangements may include a perpetual license for current products combined with rights to receive future improved/updated versions of such products.  Online advertising revenue derived from the kiosks and signage products are and will be recognized as advertisements are displayed.  Costs related to our product line are recognized when the related revenue is recognized.

Advertising

We expense all advertising expenditures as incurred.  Our advertising expenses were $26,345 and $0 for the years ended October 31, 2010 and 2009, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities at the date of the financial statements, as well as their related disclosures. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period.  Actual results could significantly differ from those estimates.

Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”) and a new Hierarchy of Generally Accepted Accounting Principles which establishes only two levels of GAAP: authoritative and nonauthoritative. The Codification is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the SEC, which are additional sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We adopted the new guidelines and numbering system prescribed by the Codification when referring to GAAP on November 1, 2009. The application of the Codification did not have an impact on our financial statements; however, all references to authoritative accounting literature will now be references in accordance with the Codification.

On November 1, 2009, we adopted FASB ASC Topic 805 (ASC 805), “Business Combinations,” which generally requires an acquirer to recognize the identifiable assets acquired, liabilities assumed, contingent purchase consideration and any noncontrolling interest in the acquiree at fair value on the date of acquisition. It also requires an acquirer to recognize as expense most transaction and restructuring costs as incurred, rather than include such items in the cost of the acquired entity. In regards to our business, ASC 805 applies prospectively to business combinations for which the acquisition date is on or after October 1, 2009. The adoption of ASC 805 did not have a material impact on our financial statements.

On November 1, 2009, we adopted FASB ASC Topic 820-10 (ASC 820-10), “Fair Value Measurements and Disclosures,” for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of ASC 820-10 did not have a material impact on our financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value,” to amend FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” to provide guidance on the measurement of liabilities at fair value.  The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets.  If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles.  We adopted the guidance effective November 1, 2009, and there was no material impact on our financial statements or related footnotes.

In May 2009, the FASB issued authoritative guidance for subsequent events, now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  The guidance sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.  The guidance also requires the disclosure of the date through which an entity has evaluated subsequent events and whether this date represents the date the financial statements were issued or were available to be issued.  We adopted this guidance effective November 1, 2009 with no significant impact on our financial statements or related footnotes.

In April 2009, the FASB provided additional guidance for estimating fair value in accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” when the volume and level of activity for the asset or liability have significantly decreased.  This additional guidance re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept and clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability. This guidance also provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  The scope of this guidance does not include assets and liabilities measured under quoted prices in active markets.  This guidance is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009.  The adoption of the provisions of this guidance did not have any material impact on our financial statements.

In April 2009, FASB issued FSP FAS 107-1 and APB 28-1, now codified in FASB ASC Topic 825-10-65, “Interim Disclosures about Fair Value of Financial Instruments,” which amends U.S. GAAP to require entities to disclose the fair value of financial instruments in all interim financial statements.  The additional requirements of this guidance also require disclosure of the method(s) and significant assumptions used to estimate the fair value of those financial instruments.  Previously, these disclosures were required only in annual financial statements.  The additional requirements of this guidance are effective for interim reporting periods ending after June 15, 2009.  The adoption of the additional requirements did not have any financial impact on our financial statements.

In April, 2009, the FASB issued ASC Topic 320-10 (ASC 320-10), “Recognition and Presentation of Other-Than-Temporary Impairments,” which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. ASC Topic 320-10 provides greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. This statement also requires more timely disclosures and an increase in disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The adoption of the additional requirements did not have any financial impact on our financial statements.

In September 2009, the FASB also ratified authoritative accounting guidance requiring the sales of all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality to be excluded from the scope of the software revenue guidance. We adopted the guidance on a prospective basis during the three months ended September 27, 2009, effective for all periods in 2009. Prior to the adoption of this guidance, we assessed all software items included in our product offerings to be incidental to the product itself and, therefore, excluded all sales from the scope of the related software revenue guidance. As a result, the adoption of this guidance had no impact on our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements” (ASU 2010-06), to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements.  The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010.  The adoption of the additional requirements is not expected to have any financial impact on our financial statements.

In December 2009, the FASB issued Accounting Standards Update (ASU) 2009-17, “Consolidations (FASB ASC Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). ASU 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.  ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or the fiscal year beginning January 1, 2010. Early application is not permitted. We have not yet determined the impact, if any, which of the provisions of ASU 2009-15 may have on our financial statements

2.

Fixed Assets

Furniture and equipment consist of the following:

	October 31,
Description	2010	2009
Kiosks	$258,850	$70,958
Less: accumulated depreciation	25,885	14,947
	$232,965	$56,011

Depreciation expense for the year ended October 31, 2010 and 2009 totalled $25,885 and  $51,965, respectively.

3.

Stockholders’ Equity

Warrants

Warrant transactions for the years ended October 31, 2010 and 2009 are as follows:

		Number of Warrants	Weighted Average Exercise Price
Outstanding, November 1, 2008		35,343,949	$0.12
	Granted	1,037,500	0.13
	Exercised	(2,500,000)	0.03
	Expired	—
Outstanding, Octobers 31, 2009		33,881,449	0.12
	Granted	25,828,572	0.05
	Exercised	—	—
	Expired	—	—
Outstanding, October 31, 2010		59,710,021	$0.13

Exercisable warrants, October 31, 2010		59,710,021	$0.12

4.

Debt

Bridge Loans

In February and March 2007, we entered into notes (“Bridge Notes”) with several unrelated parties totaling approximately $325,000.  The Bridge Notes were due on November 11, 2009 and incurred an interest rate of 12% per annum.

In August 2007, we entered into exchange agreements with the holders of 300,000 of the Bridge Notes, wherein the notes were to be converted into 3,000,000 shares of our common stock.  We expect these notes to be converted into common stock shares during the first or second quarter of the fiscal year ending October 31, 2011. One of the note holders converted his $25,000 note into 208,333 shares of common stock in December 2008.

In May and June of 2008, we entered into a new series of Bridge Notes with several unrelated parties totaling $470,000.  The Bridge Notes were originally due six months from the date of issuance and incur interest at the rate of 10% per annum.  On July 2, 2010, the Bridge Note was amended to extend the due date to December 1, 2010. The notes are convertible by the holder at any time at a conversion price equal to the per share price of a new issuance. In connection with the Bridge Notes, we also issued warrants to purchase 470,000 shares of our common stock at an exercise price $.15and warrants to purchase 470,000 shares of our common stock at an exercise price of $.25,  reduced to $.05 and $.15, respectively, by the July 2, 2010 Amendment to the Bridge Notes.  The warrants may be exercisable at any time for a period of 5 years.  In connection with the issuance of the warrants, we reflected a value for the warrants totaling $47,112; no value adjustment was reflected for the price reduction, as the value change was not material. The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 4.86%; and expected lives of 5 years. On December 1, 2010, we amended these notes to change the warrant exercise price to $.05.  During the fiscal year ended October 31, 2010, we issued 3,047,800 common stock shares in connection with the Bridge Note amendments.

Round D Loans

Commencing May through October 2007, we entered into notes (“Round D Notes”) with several unrelated parties totaling approximately $2,916,000.  The Round D Notes incur interest at rates ranging from 12% to 14% per annum, payable semi-annually and are due 3 years from the date of issuance.  These notes were not paid by October 31, 2010.

In connection with the Round D Notes, we also issued warrants to purchase 9,445,744 shares of our common stock at an exercise price of $.15.  The warrants may be exercisable at any time for a period of 5 years.  In connection with the issuance of the warrants, we have reflected a value for the warrants totalling $549,011.  The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 3.57%; and expected lives of 5 years. Through October 31, 2010, we issued 13,606,592 shares of common stock in payment of accrued interest and principal.

Round E Loans

In April, July and August 2009, we entered into a series of convertible notes aggregating $170,000. The notes are due one year from the date of issuance and incur interest at the rate of 10% per annum.  In connection with the notes, we issued five year warrants to purchase 1,602,857 shares of our common stock at an exercise price of $.05 per share. The warrants may be exercisable at any time for a period of 5 years.  No expense was recorded for these warrants as the additional cost was not material.  The notes were not paid by the due date; however, the note holders waived the default.

In March 2009, we obtained interest free advances from two of its officers totaling $40,000.

Round F Loans

In November 2009, January 2010 and March 2010, we entered into a series of convertible notes aggregating $419,000. The notes are due one year from the date of issuance and incur interest at the rate of 10% per annum. In connection with the notes, we issued five year warrants to purchase 11,971,429 shares of our common stock at an exercise price of $.05 per share. The warrants may be exercisable at any time for a period of 5 years.  In connection with the issuance of the warrants and conversion features, the Company has reflected a value totaling $236,417.  The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 2.068 to 2.60% and expected lives of 5 years.

Round G Loans

In May through October 2010, we entered into a series of convertible notes aggregating $485,000. The notes are due one year from the date of issuance and incur interest at the rate of 10% per annum. The interest is payable in cash or common shares at our discretion. The notes are convertible into common shares at a conversion price of $.035 per share. In connection with the notes, we issued five year warrants to purchase 13,857,143 shares of our common stock at an exercise price of $.05/share.  Through October 31, 2010, we issued 2,900,157 shares of common stock in payment of accrued interest and principal.   In connection with the issuance of the warrants and conversion features, we have reflected a value totaling $118,067.  The fair value of the warrant grant was estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rates between 1.23% and 2.03%, and expected lives of five years.

For all of the debt financing describe above, we have the option to either pay the interest due in cash or in shares of our common stock.

8.

Commitments

Operating Leases

In our Colorado Springs office, we currently lease office space and equipment under a non-cancellable operating lease agreement that expires in November 2011. Our New York headquarters lease is month to month. The total rent expense for these operating leases were approximately $30,918 and $61,927 for the years ended October 31, 2010 and 2009, respectively.

Legal

The Company is involved in a dispute over a services contract.  S.O.S. Resources (“SOS”) and its president claim that SOS fully performed under an agreement with the Company and is entitled to receive 3,110,000 shares of our registered common stock, and later asserted that they would seek a sum of $1,191,600 from the Company.  The Company believes that SOS and its president did not perform under the contract, and intends to vigorously defend itself against such claim as well as file a claim for fraud against SOS and its president.  The Company believes that the suit filed by SOS and its president is without merit; however, we will have to pay costs associated with arbitrating this claim.

9.

 Income Taxes

We have not filed federal or state tax returns for the years ended October 31, 2006, 2007, 2008 and 2009.  We did not believe that we owed material federal or state taxes for these fiscal years as a result of our operating losses. At October 31, 2010, we had approximately $12.4 million of net operating losses (“NOL”) carryforwards for federal and state income purposes.  These losses are available for future years and expire through 2030. Utilization of these losses may be severely or completely limited if we undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The deferred tax asset is summarized as follows:

	October 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforward	$4,951,933	$4,258,140
Accrued expenses not currently deductible	375,738	762,220
Inventory reserved	96,120	96,120
	5,423,791	5,116,480
Valuation allowance	(5,423,791)	(5,116,480)
Net deferred income tax asset	$—	$—

Generally accepted accounting principles requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of our history of operating losses, management has provided a valuation allowance equal to its net deferred tax assets.

10.

 Prior Period Adjustment

For the year ended October 31, 2010, we identified approximately $1.642 million of errors relating to an overstatement primarily of accounts payable, accrued expenses and other balance sheet items from the year ended October 31, 2009; $1.144 million was disclosed in the quarter ended July 31, 2010.  Accordingly, the balance sheet for October 31, 2010 presented in this Form 10-K has been adjusted to reduce accounts payable , accrued  expenses and other balance sheet  accounts by the $1.642 million; a corresponding entry was recorded to reduce previously reported accumulated deficit by the same amount.

11.

Subsequent Events

Subsequent to the year ended October 31, 2010, many of the note holders in the Bridge, D, and F rounds converted their outstanding principal and interest ($1,591,000) into 24,500,000 shares of our common stock.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

On July 10, 2010, we dismissed Seligson & Giannattasio, LLP as our independent registered public accounting firm. Seligson & Giannattasio, LLP had audited our financial statements for the fiscal years ended October 31, 2009 and 2008 and its audit report dated June 14, 2010 included in our Annual Report on Form 10-K for the years then ended was qualified only as to the uncertainty of our ability to continue as a going concern. Except for this qualification, the report did not contain an adverse opinion, disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

Our Board of Directors approved the dismissal of Seligson & Giannattasio, LLP and there were no disagreements between us and Seligson & Giannattasio, LLP on any matter regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the two fiscal years ended October 31, 2009 and 2008 or any subsequent interim period preceding the date of dismissal.

There were no reportable events (as that term is used in Item 304(a)(1)(v) of Regulation S-K) between us and Seligson & Giannattasio, LLP that occurred during the two fiscal years ended October 31, 2009 and 2008 or any subsequent interim period preceding the date of dismissal.

On July 10, 2010, we engaged Patrick Rodgers, CPA, PA as our independent registered accounting firm.  The decision to engage Patrick Rodgers, CPA, PA was approved by our Board of Directors.  During the two most recent fiscal years ended October 31, 2009 and 2008, and through the date of engagement, neither we nor anyone on our behalf consulted with Patrick Rodgers, CPA, PA regarding either:

(i)  the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Patrick Rodgers, CPA, PA concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

(ii)  any matter that was either the subject of a disagreement or a reportable event.

We filed information on the change in our certifying accountant with the SEC on October 29, 2010 and amended that filing to include a revised letter from Seligson & Giannattasio, LLP on December 22, 2010.

ITEM 9A(T).  Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We seek to improve and strengthen our control processes to ensure that all of our controls and procedures are adequate and effective. We believe that a control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the controls system are met. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company will be detected.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.  Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective at the reasonable assurance level discussed above.

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d that occurred during the last quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our Chief Executive Officer/Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for our Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of October 31, 2010 based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of October 31, 2010, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered independent public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers

The current directors and executive officers of PSI Corporation who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

Name	Age	Position

Eric L. Kash	53	Chief Executive Officer and Chief Financial Officer
Herbert B. Soroca	68	Director and Chairman of Audit Committee.

Background information about PSI Corporation’s officers and directors is as follows:

Eric L. Kash

Effective June 30, 2010, Mr. Eric L. Kash was appointed as the Chief Executive Officer of PSI Corporation after Mr. David Foni’s resignation. Mr. Kash also serves as both a director and Chief Financial Officer of the Company. Mr. Kash has served as the Chief Financial Officer of PSI since November 10, 2008 and worked prior to that an investment banker with Basic Investors.

Herbert B. Soroca

Effective July 1, 2010, Mr. Herbert B. Soroca was appointed as a new member of the Board of Directors for PSI Corporation. Mr. Soroca is the Chairman and sole member of the Audit Committee. Mr. Soroca is the Founder and President of North Cove Capital Advisors in Stamford, Connecticut, which provides advice to emerging growth companies in the areas of finance, management and strategy. A Wall Street veteran, he has overseen public offerings, PIPEs, and private debt and equity placement. He earned his AB from Columbia College and his JD from Columbia University School of Law.

Other Involvement in Certain Legal Proceedings

Our directors or executive officers have not been involved in any bankruptcy  or criminal proceedings, nor have there been any judgments or injunctions brought against any of our directors or executive officers during the last five years that we consider material to the evaluation of the ability and integrity of any director or executive officer.

Committees of the Board of Directors

Audit Committee. Mr. Herbert B. Soroca serves as the Chairman and sole member of the Audit Committee. He qualifies as an audit committee financial expert as defined in Item 401(h)(2) of Regulation S-K.

Nominating Committee. The board of directors has determined that, due to its current size, formation of a separate nominating committee would not be an efficient use of resources.  The board intends to form a Nominating Committee in the future.  All directors currently participate in consideration of director nominees.  The board will consider suggestions from stockholders for names of possible future nominees delivered in writing and received one hundred and twenty (120) days in advance of our Annual Meeting of Stockholders. Such recommendations should provide all information relating to such person that the stockholder desires to nominate that is required to be disclosed in solicitation of proxies pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Communications with Board Members

We have not adopted a formal process by which stockholders may communicate with the board of directors. Stockholders may contact our Chief Executive Officer at eric@psicoupons.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  As of January 31, 2010, Mr. Kash has not filed a Form 3 reporting his appointment as an Officer of the Company and he has not filed Form 4s reflecting issuances of equity securities made by the Company to him as compensation for services.

Code of Ethics

Due to size and limited resources of the Company, we have not adopted a formal Code of Ethics, however the Board closely reviews all transactions that the Company is involved in.

ITEM 11.  Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth information concerning annual and long-term compensation provided to our Chief Executive Officer and each of our other most highly compensated executive officers who were serving as executive officers at October 31, 2010.  The compensation described in this table does not include medical, group life insurance, or other benefits which are available generally to all of our salaried employees.

Summary Compensation Table for the Fiscal Years Ended October 31, 2010 and October 31, 2009

Name and Principal Position (a)	Year October 31, (b)	Salary ($) (c)	Bonus ($) (d)	Options (g)	All other compensation ($)(i)	Total ($)(j)

David Foni, former Chief Executive Officer (1)	2010			0
	2009*			0

Eric L. Kash, Chief Executive Officer and Chief Financial Officer (2)	2010	120,000	0	2,000,000	0
	2009*	120,000	0	2,000,000	0

(1)						On June 30, 2010, David Foni resigned as Chief Executive Officer of PSI Corporation.
(2)

Mr. Kash has served as Chief Financial Officer since November 10, 2008. He was appointed to serve as our Chief Executive Officer on June 30, 2010.  Mr. Kash’s salary of $10,000 per month has been deferred.  The Comapny intends to pay these deferred amounts at a time when we have sufficient capital and cash flow.

* Our officers and directors did not receive any remuneration of any kind (including reimbursement of expenses or equity compensation) during the period November 1, 2008, through October 31, 2009. Based upon compensation arrangements, remuneration was deferred.

Employment Agreements with Our Named Executive Officers

Since November 10, 2008, we have had an employment contract in place with Eric L. Kash, Chief Executive Officer and Chief Financial Officer. In consideration of his furnished services, Mr. Kash is entitled to receive $10,000 per month as base salary compensation and additional equity compensation as described below.  Mr. Kash has elected to defer this salary until such time as the Company has sufficient capital and cash flow to make such payments.

In the event of Mr. Kash’s resignation or termination for cause, we owe no further financial liability to Mr. Kash, other than with respect to accrued, unpaid salary and other compensation earned prior to termination. In the event of a termination without cause, Mr. Kash is entitled to receive the base salary he is owed through the five-year contract term, a maximum of $600,000.

Option Grants to our named Executive Officers for the year ended October 31, 2010

Name of the Executive Officer (a)	Number of Securities Underlying Option Granted (b)	Percentage that the Grant Represents of Total Options granted to Employees During the Fiscal Year (c)	Per-Share Exercise of Base Price of the Options granted (d)	Expiration Date of the Option (e)
Eric Kash, Chief Executive Officer and Chief Financial Officer	2,000,000	100%	$0.001	n/a*

* As part of our employment agreement with Mr. Kash, we have agreed to grant him an option to purchase 10,000,000 shares of our common stock, which shall vest in equal monthly installments (2,000,000 yearly) during his five-year term of engagement from November 2008 to November 2013. The option shall continue vesting upon the end of the term, unless Mr. Kash’s employment is terminated for cause.

Long-Term Incentive Plan Awards in Last Fiscal Year

We made no awards under any long-term incentive plan in the fiscal year ended October 31, 2010.

Director Compensation

We do not separately compensate employee directors for their position as director. We compensate our non-employee directors with stock options, which we believe aligns director compensation directly with our long-term performance. Stock options are granted to non-employee directors upon election or appointment, as the case may be, and on an annual basis.

Herbert B. Soroca is the sole non-executive and non-employee director. He received a grant for 500,000 shares upon election for his services provided as a director. Mr. Soroca received an additional 333,000 shares as compensation for his role as head of the audit committee.

Compensation Committee Interlocks and Insider Participation

The Board of Directors has determined that, due to its current size, formation of a separate compensation committee would not be an efficient use of resources.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plans

As of October 31, 2010, we do not have any equity compensation plans.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of February 3, 2011, as to shares of our common stock beneficially owned by: (1) each of our named executive officers listed in the summary compensation table, (2) each of our directors and (3) all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days after February 3, 2011. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Principal Stockholders

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of Shares Beneficially Owned*
Lazarus Investment Partners LLLP (1) c/o Lazarus Management Company LLC 2401 E. 2nd Avenue, Suite 600 Denver, CO 80206	28,952,779	19.5%

* On February 3, 2011, we had 148,469,267 shares of common stock outstanding.

(1) The information reported is based on an amended Schedule 13D filed with the SEC on February 1, 2011 jointly by Lazarus Investment Partners LLLP, Lazarus Management, and Justin B. Borus, amending its prior Schedule 13D filed on January 6, 2011 and its prior 13G/A filed on June 25, 2010. The Amendment reflected an increase in its beneficial ownership resulting from the issuance of additional shares of common stock by us to Lazarus in connection with an amendment to a promissory note. Lazarus Partners reported that it was the beneficial owner of an aggregate of 28,952,779 shares of common stock, including 5,861,946 shares underlying common stock warrants, 5,714,286 shares of common stock issuable upon conversion of a convertible promissory note and 17,376, 547 shares held directly.  Lazarus Management reported that it is the investment adviser and general partner of Lazarus Partners, and consequently may be deemed to have voting control and investment discretion over securities owned by Lazarus Partners. Mr. Borus is the managing member of Lazarus Management. Lazarus Management and Mr. Borus disclaim beneficial ownership of the securities set forth in the published Schedule 13D, except to the extent of its or his pecuniary interests therein.

Management Stockholders

		Amount of beneficial ownership			Percent of Shares Beneficially Owned[2]
Name and address of beneficial owner[1]	Nature of beneficial ownership	Shares Owned	Shares – Rights to Acquire[3]	Total Number
Eric L. Kash	Chief Executive Officer and Chief Financial Officer	1,700,000[4]	10,000,000	11,700,000	7.88%
Herbert B. Soroca	Director and Chairman of Audit Committee	833,000	0	833,000	*
All directors and executive officers as a group (2 persons)		2,533,000	10,000,000	12,533,000	8.44%

*  Percentage of shares beneficially owned does not exceed one percent of issued and outstanding shares of stock.

1 Unless otherwise stated, the address of each beneficial owner listed on the table is c/o PSI Corporation, 303 5th Avenue, Room 206, New York, NY 10016.

2 On February 3, 2011 , we had 148,469,267 shares of common stock outstanding. In computing percentage ownership of a person, shares of common stock subject to stock options and restricted stock units held by that person that are currently exercisable or vested or which will become exercisable or vest within 60 days of February 3, 2011 are also deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

3 Represents shares subject to outstanding stock options and restricted stock units currently exercisable or exercisable, or currently vested or that will vest, within 60 days of February 3, 2011.

4 Includes 700,000 shares of common stock owned directly by Mr. Kash, and options to purchase an additional 1,000,000 shares of common stock, which options were exercisable within 60 days of February 3, 2011.

As of February 3, 2011, there are no arrangements known to management which may result in a change in control of our Company.

ITEM 13.  Certain Relationships, Related Transactions, and Director Independence

Certain Relationships and Related-Party Transactions

None.

Director Independence.

During the fiscal year ended October 31, 2010, the individuals named in the table above served as members of our Board of Directors. Mr. Soroca is “independent” as defined in Rule 4200(a)(15) of the NASDAQ Marketplace Rules. Our Common Stock is traded on the Over-The-Counter Bulletin Board, referred to herein as the OTCBB. The OTCBB does not have a requirement that we have a majority of Independent Directors on our Board.

ITEM 14.  Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for the fiscal year that ended on October 31, 2010 for professional services rendered by the independent auditor for the audit of our annual financial statements and review of financial statements included in our Form 10-Q, or services that are normally provided by the accountant in connection with the statutory and regulatory filings or engagements for such fiscal year, amount to approximately $25,000.

The aggregate fees billed for the fiscal year that ended on October 31, 2009 for professional services rendered by the independent auditor for the audit of our annual financial statements and review of financial statements included in our Form 10-Q, or services that are normally provided by the accountant in connection with the statutory and regulatory filings or engagements for such fiscal year, amount to approximately $50,000.

Audit Related Fees

For the fiscal years ended on October 31, 2010 and 2009, there were no fees billed for assurance and related services by the independent auditor that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e) (1) of Schedule 14A.

Services Provided	2010	2009

Audit Fees	$25,000	$50,000
Audit-Related Fees	0	0
Total	$25,000	$50,000

Tax Fees

For the fiscal years ended on October 31, 2010 and 2009, there were no fees billed in the last year for professional services rendered by the independent auditor for tax compliance, tax advice and tax planning.

All Other Fees

For the fiscal years ended on October 31, 2010 and 2009, there were no fees billed in the last fiscal year for products or services provided by the independent auditor other than the services reported in the three preceding paragraphs.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. All of the services provided during fiscal year 2010 were pre-approved.

During the approval process, the Audit Committee considered the impact of the types of services and the related fees on the independence of the independent registered public accounting firm. The services and fees were deemed compatible with the maintenance of that firm’s independence, including compliance with rules and regulations of the SEC.

Throughout the year, the Audit Committee will review any revisions to the estimates of audit fees initially estimated for the engagement.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

Exhibit Number	Description

2.1

Share Exchange Agreement dated as of April 27, 2006 among friendlyway Corporation, Pantel Systems, Inc. and Kenneth J. Upcraft (Exhibit 2.1, Current Report on Form 8-K filed on May 5, 2006, File No. 000-20317).

3.1	Amended and Restated Articles of Incorporation of Registrant (Exhibit 3.1 of PSI’s Annual Report on Form 10-K for the year ended October 31, 2005, filed March 9, 2006, File No. 000-20317).

3.2	Amended and Restated Bylaws of Registrant (Exhibit 3.2 of PSI’s Annual Report on Form 10-K for the year ended October 31, 2005, filed March 9, 2006, File No. 000-20317).

4.1	Specimen Common Stock Certificate (Exhibit 4.1 of PSI’s Annual Report on Form 10-K for the year ended October 31, 2005, filed March 9, 2006, File No. 000-20317).

10.1	Colorado Springs Office Lease Agreement (Exhibit 10.1 to PSI’s Annual Report on Form 10-K for the year ended October 31, 2007, filed October 27, 2008, File No. 000-20317).

31.1	Certification of Chief Executive Officer Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PSI CORPORATION

By:

Eric L. Kash

Chief Executive Officer and

Chief Financial Officer

(Principal Executive Officer and Principal Accounting Officer)

Date: February 4, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric L. Kash Eric L. Kash	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)	February 8, 2011

/s/ Herbert B. Soroca Herbert B. Soroca	Director and Chairman of the Audit Committee	February 8, 2011