Form 10-Q
period 2011-01-31
PSI CORP
filed 2011-03-11
CIK 888702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

———————
FORM 10-Q
———————

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934
For the quarterly period ended January 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 0-20317

———————
PSI CORPORATION
(Exact name of registrant as specified in its charter)
———————
Nevada	88-0270266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7222 Commerce Center Drive, Suite 210, Colorado Springs, CO80919
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
☒ Yes    ☐ No
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

☐ Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of January 31, 2011, there were 136,788,395 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

PSI CORPORATION

For The Quarterly Period Ended January 31, 2011
TABLE OF CONTENTS

		Page Number
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements – Unaudited

	Balance Sheets as of January 31, 2011 and October 31, 2010 (audited)	2

	Statements of Income for the three months ended January 31, 2011 and 2010	3

	Statements of Stockholders’ Equity as of January 31, 2011 and October 31, 2010 (audited)	4

	Statements of Cash Flows for the three months ended January 31, 2011 and 2010	5

	Notes to the Financial Statements	6-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	20

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	(Removed and Reserved)	20

Item 5.	Other Information	20-21

Item 6.	Exhibits	21-22

SIGNATURES

PART 1 ‐ FINANCIAL INFORMATION

ITEM 1. FINANCIAL STAEMENTS

PSI Corporation Balance Sheet (Unaudited)

	January 31, 2011	October 31, 2010

ASSETS
Current assets
Cash	$157,813	$96,871
Accounts Receivable (net of Allowance for doubtful accounts)	47,360	32,981
Notes Receivable ( net of allowance for doubtful accounts)	4,063	8,125
Other
Total current assets	209,236	137,977
Property and equipment, net of accumulated depreciation	332,860	232,965
Total assets	$542,096	$370,942

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$613,638	$538,312
Accrued Interest	1,308,850	1,220,490
Notes payable - net of long term	3,563,823	3,781,690
Total current liabilities	5,486,311	5,540,492
Notes payable - net of short term	520,000	300,000
Total liabilities	6,006,311	5,840,492

Stockholders' deficiency
Preferred stock $.001 par value; 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares
authorized, 136,788,394 and 120,900,693 shares issued
and outstanding at January 31, 2011 and October 31, 2010	136,788	120,900
Additional paid-in capital	12,656,032	12,103,748
Deficit	(18,256,048)	(17,693,211)
Less: Common Stock in Treasury	(987)	(987)
Total stockholders' deficiency	(5,464,215)	(5,469,550)
Total liabilities and stockholders' deficiency	$542,096	$370,942

The accompanying notes are an integral part of these financial statements.

PSI Corporation
Income Statements
(Unaudited)

	January 30, 2011
	2011	2010

Revenue	$14,379	$17,204

Administrative expenses	311,245	305,021

Loss from operations	(296,866)	(287,817)

Other Income (Expense)
Interest, net	(265,971)	(236,779)
Loss on settlements	-	(24,000)
Total other income (expense)	(265,971)	(260,779)

Net loss	$(562,837)	$(548,596)

Basic and diluted weighted average shares	128,488,956	90,165,021

Basic and diluted loss per share	$(0.004)	$(0.01)

The accompanying notes are an integral part of these financial statements.

PSI Corporation
Statement of Changes in Stockholders' Equity
(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Deficit

Balance, October 31, 2009	88,074,744	$88,074	11,060,532	$(16,603,774)	$(987)	$(5,456,155)

Reversal of shares transactions never issued	(3,000,000)	(3,000)	(297,000)			(300,000)
Issuance of warrants in connection				-		-
financing			354,486			354,486
Conversion of Notes Payable	11,657,750	11,658	328,342			340,000
Issunace of Shares for consulting services	7,271,401	7,271	356,299			363,570

Issuance of shares for interest	4,848,998	4,849	313,137			317,986

Issuance of penalty and anti-dilution shares	12,047,800	12,048	(12,048)			-

Retained earnings adjustment				1,624,507		1,624,507

Net loss				(2,713,944)		(2,713,944)
Balance, October 31, 2010	120,900,693	120,900	12,103,748	(17,693,211)	(987)	(5,469,550)

Issuance of warrants in connection with				-		-
financing			64,541			64,541
Conversion of Notes Payable	12,923,582	12,924	403,359			416,283
Issunace of Shares for consulting services	933,000	933	33,387			34,320

Issuance of shares for interest	895,229	895	52,133			53,029
Issuance of penalty and anti-dilution shares	1,135,890	1,136	(1,136)			-

Net loss				(562,837)		(562,837)

Balance, January 31, 2011	136,788,394	$136,788	$12,656,032	$(18,256,048)	$(987)	$(5,464,215)

The accompanying notes are an integral part of these financial statements.

PSI Corporation
Statemens of Cash Flows
(Unaudited)

	January 31,
	2011	2010

Cash flows from operations
Net income (loss)	$(562,837)	$(548,596)
Adjustment to reconcile net loss to net cash:
Depreciation	12,943	3,530
Allowance for doubtful accounts	4,062	-
Amortization of debt financing Costs	-	31,976
Amortization of debt discounts	-	78,783
Shares issued for consulting fees	34,320	108,000
Changes in operating assets and liabilities:
Accounts receivable	(14,379)	10,950
Other Current Assets	-	(146,523)
Accounts payable and accrued expenses	75,325	(97,957)
Accrued interest	88,360	214,749
Net cash provided by operating activities	(362,206)	(345,088)

Cash flows from investing activities
Purchase of property and equipment	(112,838)	(2,261)
Proceeds from sale of assets	-	-
Net cash used for investing activities	(112,838)	(2,261)

Cash flows from financing activities
Shares issued to repay notes and accrued interest	469,312	-
Proceeds from issuance of debt	320,000	319,000
Proceeds from sale of common stock	64,541	89,772
Repayment of debt	(317,867)	(15,773)
Net cash provided by financing activities	535,986	392,999

Net increase (decrease) in cash	60,942	45,650
Cash, beginning of period	96,871	29,607
Cash, end of period	$157,813	$75,257

Supplemental disclosure of cash flow information
and noncash investing and financing activities:

Cash paid during the year for:
Interest	$1,625	$3,380
Taxes	$-	$-

The accompany notes are an integral part of these financial statements.

PSI CORPORATION

NOTES TO FINANCIAL STATEMENTS

January 31, 2011

1.           Organization and Going Concern

Organization

PSI Corporation ("PSI" or the "Company") was organized under the laws of Nevada in June, 1991. PSI provides innovative interactive customer communications systems and applications that support targeted marketing programs with unique point-of-purchase (POP) services and information that serve shoppers and distributors while building loyalty and revenue for the Company's primary clients. Through its proprietary multifunction kiosks, the Company provides in-store customized couponing, in multiple languages, for immediate impact in regional, independent retailers in the grocery and convenience store industries, enabling retailers to quickly determine ideal price-points for new products and mitigate losses from hard-to-sell items. Working with Midax, Inc., a leading systems integrator for the independent grocery and convenience store industries and its software applications, marketing services and existing customer base, PSI provides a seamless transaction for issuing, redeeming and reporting coupons, as well as creating a state-of-the-art loyalty program and shopping list service.

The Company's multi-functional kiosks are being installed in supermarket chains and convenience stores throughout the East Coast and Midwest.

Going Concern

The Company's financial statements have been prepared on the assumption that the Company will continue as a going concern, which contemplates the continuation of operations, the realization of assets and the liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result from the Company being unable to continue as a going concern.  At January 31, 2011, the Company had total assets of $542,096 and liabilities of $6,006,310 .  Management understands that it needs to raise additional capital not only to meet its financial obligations, but also to expand the business.  These factors cumulatively indicate that there is substantial doubt about the Company's ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Loss per Common Share.

Basic EPS includes no dilution and is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution of securities that could share in the income (loss) of the Company.  Total potentially dilutive shares outstanding at January 31, 2011 and 2010 totaled 68,289,743and 42,523,800.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740 "Income Taxes," which requires accounting for deferred income taxes under the asset and liability method.  Deferred income tax asset and liabilities are computed for difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. state and local jurisdictions.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.  It must be applied to all existing tax positions upon initial adoption and the cumulative effect, if any, is to be reported as an adjustment to stockholder's equity as of November 1, 2010.

Based on its analysis, the Company has determined that the adoption of this policy did not have a material impact on the Company's financial statements upon adoption. However, management's conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

Interest and Penalty Recognition on Unrecognized Tax Benefits

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Comprehensive Income

The Company complies with FASB ASC Topic 220, "Comprehensive Income," which establishes rules for the reporting and display of comprehensive income (loss) and its components.  FASB ASC Topic 220 requires the Company' to reflect as a separate component of stockholders' equity items of comprehensive income.

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 "Compensation - Stock Compensation," which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  For the year ended October 31, 2010, the Company issued 11,657,750 million shares of its $.001 par value common stock to consultants for consulting services, and in connection with issuance of these shares, the Company recorded additional compensation expense of $363,570under FASB ASC 718.

Valuation of Investments in Securities at Fair Value-Definition and Hierarchy

FASB ASC Topic 820 "Fair Value Measurements and Disclosures" provides a framework for measuring fair value under generally accepted accounting principles in the United States and requires expanded disclosures regarding fair value measurements.  ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches.  In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company.  Unobservable inputs reflect the Company's assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  FASB ASC Topic 820 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations, as follows:

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.  Valuation adjustments and block discounts are not applied to Level 1 securities.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

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

Valuation of Investments in Securities at Fair Value-Definition and Hierarchy (continued)

Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had aready market for the securities existed. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, the Company's own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.  The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation.  In periods of market dislocation, the observability of prices and inputs may be reduced for many securities.  This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.

Valuation Techniques

The Company values investments in securities that are freely tradable and are listed on a national securities exchange or reported on the NASDAQ national market at their last sales price as of the last business day of the year.

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

Product Warranty

PSI provides for the estimated costs of hardware and software warranties at the time the related revenue is recognized.  For hardware warranty, PSI estimates the costs based on historical and projected project failure rates, historical and projected repair costs, and knowledge of specific product failures (if any).  The specific hardware warranty terms and conditions vary depending upon the product supported and country in which PSI will do business, but generally include technical support, parts, and labor over a period generally ranging from 90 days to three years.  For software, PSI estimates the costs to provide bug fixes, such as security patches, over the estimated life of the software.  PSI will regularly reevaluate its estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary. Product warranty costs have not been material to date.PSI has contracted with Pendum at a flat rate of $50.00 per kiosk per month but service has not begun as we have not encountered in-field failures. Therein there are no warranties at this time.

Property and Equipment.

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated life of the asset of 5 years.

Long-Lived Assets

In accordance with FASB ASC Topic 360 "Property, Plant, and Equipment," the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.

Fair Value of Financial Instruments

The fair values of the Company's assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, "Financial Instruments," approximate their carrying amounts presented in the accompanying balance sheets at January 31, 2011 and 2010.

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

The Company may also license or lease its products (rather than effect outright sales of the same).  Revenues derived from licenses or leases will be treated as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the billing coverage period.  PSI's potential multiple year licensing/lease transactions may include the right to receive future updated improvements to its product line.  Some multi-year licensing/lease arrangements may include a perpetual license for current products combined with rights to receive future improved/updated versions of such products.  Online advertising revenue derived from the kiosks and signage products are and will be recognized as advertisements are displayed.  Costs related to PSI's product line are recognized when the related revenue is recognized.

Advertising

The Company expenses all advertising expenditures as incurred.  The Company's advertising expenses were $0 and $15,077 for the three months ended January 31, 2011 and 2010, respectively.

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

Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued the FASB Accounting Standards Codification (the "Codification")and a new Hierarchy of Generally Accepted Accounting Principles which establishes only two levels of GAAP: authoritative and nonauthoritative. The Codification is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the SEC, which are additional sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company adopted the new guidelines and numbering system prescribed by the Codification when referring to GAAP on November 1, 2009. The application of the Codification did not have an impact on the Company's financial statements; however, all references to authoritative accounting literature will now be references in accordance with the Codification.

Recently Adopted Accounting Pronouncements (Continued)

In November 2009, The Company adopted FASB ASC Topic 805 (ASC 805), "Business Combinations," which generally requires an acquirer to recognize the identifiable assets acquired, liabilities assumed, contingent purchase consideration and any noncontrolling interest in the acquiree at fair value on the date of acquisition. It also requires an acquirer to recognize as expense most transaction and restructuring costs as incurred, rather than include such items in the cost of the acquired entity. For the Company, ASC 805 applies prospectively to business combinations for which the acquisition date is on or after October 1, 2009. The adoption of ASC 805 did not have a material impact on the Company's financial statements.

In November 2009, the Company adopted FASB ASC Topic 820-10 (ASC 820-10), "Fair Value Measurements and Disclosures," for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of ASC 820-10 did not have a material impact on the Company's financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05 (ASU 2009-05), "Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value," to amend FASB ASC Topic 820, "Fair Value Measurements and Disclosures," to provide guidance on the measurement of liabilities at fair value.  The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets.  If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles.  The Company adopted the guidance effective November 1, 2009, and there was no material impact on the Company's financial statements or related footnotes.

In May 2009, the FASB issued authoritative guidance for subsequent events, now codified as FASB ASC Topic 855, "Subsequent Events," which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  The guidance sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.  The guidance also requires the disclosure of the date through which an entity has evaluated subsequent events and whether this date represents the date the financial statements were issued or were available to be issued.  The Company adopted this guidance effective November 1, 2009 with no significant impact on the Company's financial statements or related footnotes.

In April 2009, the FASB provided additional guidance for estimating fair value in accordance with FASB ASC Topic 820, "Fair Value Measurements and Disclosures," when the volume and level of activity for the asset or liability have significantly decreased.  This additional guidance re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept and clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability. This guidance also provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  The scope of this guidance does not include assets and liabilities measured under quoted prices in active markets.  This guidance is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009.  The adoption of the provisions of this guidance did not have any material impact on the Company's financial statements.

In April 2009, FASB issued FSP FAS 107-1 and APB 28-1, now codified in FASB ASC Topic 825-10-65, "Interim Disclosures about Fair Value of Financial Instruments," which amends U.S. GAAP to require entities to disclose the fair value of financial instruments in all interim financial statements.  The additional requirements of this guidance also require disclosure of the method(s) and significant assumptions used to estimate the fair value of those financial instruments.  Previously, these disclosures were required only in annual financial statements.  The additional requirements of this guidance are effective for interim reporting periods ending after June 15, 2009.  The adoption of the additional requirements did not have any financial impact on the Company's financial statements.

Recently Adopted Accounting Pronouncements (Continued)

In April 2009, the FASB issued ASC Topic 320-10 (ASC 320-10), "Recognition and Presentation of Other-Than-Temporary Impairments," which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. ASC Topic 320-10 provides greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. This statement also requires more timely disclosures and an increase in disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The adoption of the additional requirements did not have any financial impact on the Company's financial statements.

In September 2009, the FASB also ratified authoritative accounting guidance requiring the sales of all tangible products containing both software and non-software components that function together to deliver the product's essential functionality to be excluded from the scope of the software revenue guidance. The Company adopted the guidance on a prospective basis during the three months ended September 27, 2009, effective for all periods in 2009. Prior to the adoption of this guidance, the Company assessed all software items included in the Company's product offerings to be incidental to the product itself and, therefore, excluded all sales from the scope of the related software revenue guidance. As a result, the adoption of this guidance had no impact on the Company's consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06,"Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements" (ASU 2010-06), to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements.  The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010.  The adoption of the additional requirements is not expected to have any financial impact on the Company's financial statements.

In December 2009, the FASB issued Accounting Standards Update (ASU) 2009-17, "Consolidations (FASB ASC Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities," which codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). ASU 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities," and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance.  ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements.  ASU 2009-17 is effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, or the Company's fiscal year beginning January 1, 2010. Early application is not permitted. We have not yet determined the impact, if any, which of the provisions of ASU 2009-15 may have on the Company's financial statements

3.           Fixed Assets

Furniture and equipment consist of the following:

	January 31,	October 31,
Description	2011	2010
Kiosks	$371,688	$258,850
Less: accumulated depreciation	38,828	25,885
	$332,860	$232,965

Depreciation expense for the three months ended January 31, 2011and 2010 totaled $12,943and $3,530, respectively.

4.           Stockholders' Equity

Warrants

Warrant transactions are as follows:

		Weighted
	Number of Warrants	Average Exercise Price

Outstanding, November 1, 2008	35,343,949	$0.12
Granted	1,037,500	0.13
Exercised	(2,500,000)	0.03
Expired	-
Outstanding, Octobers 31, 2009	33,881,449	$0.12
Granted	25,828,572	0.05
Exercised	-	-
Expired	-	-
Outstanding, October 31, 2010	59,710,021	$0.13
Granted	8,579,722	0.05
Exercised	-	-
Expired	-	-
Outstanding January 31, 2011	68,289,743	$0.10

6.           Debt

Bridge Loans

In February and March 2007, the Company entered into notes ("Bridge Notes") with several unrelated parties totaling approximately $325,000.  The Bridge Notes were due on November 11, 2009 and incurred an interest rate of 12% per annum.

In August 2007, the Company entered into exchange agreements with the holders of 300,000 of the Bridge Notes, wherein the notes were to be converted into 3,000,000 shares of the Company's common stock.  On January 18, 2011 and November 2008 several of the note holders converted their $25,000 notes into 416,666 shares of common stock.

In March 2009, the Company obtained interest free advances from two of its officers totaling $40,000.

In May and June of 2008, the Company entered into a new series of Bridge Notes with several unrelated parties totaling $470,000.  The Bridge Notes were originally due six months from the date of issuance and incur interest at the rate of 10% per annum.  On December 1, 2010, the Bridge Note was amended to extend the due date to June 1, 2011. The notes are convertible by the holder at any time at a conversion price equal to the per share price of a new issuance.  In connection with the Bridge Notes, the Company also issued warrants to purchase 470,000 shares of the Company's common stock at an exercise price $.15and warrants to purchase 470,000 shares of the Company's common stock at an exercise price of $.25,  reduced to $.05 and $.15, respectively, by the July 2, 2010 Amendment to the Bridge Notes.  The warrants may be exercisable at any time for a period of 5 years.  In connection with the issuance of the warrants, the Company reflected a value for the warrants totaling $47,112; no value adjustment was reflected for the price reduction, as the value change was not material. The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 4.86%; and expected lives of 5 years. On December 1, 2010 the Company amended these notes to change the warrant exercise price to $.05.  During the three months ended January 31, 2011, the Company issued 1,135,890 common stock shares in connection with the Bridge Note amendments.

Round D loans

Commencing May through October 2007, the Company entered into notes ("Round D Notes") with several unrelated parties totaling approximately $2,916,000. The Round D Notes incur interest at rates ranging from 12% to 14% per annum, payable semi-annually and are due 3 years from the date of issuance.  These notes were not paid by October 31, 2010.

In connection with the Round D Notes, the Company also issued warrants to purchase 9,445,744 shares of the Company's common stock at an exercise price of $.15.  The warrants may be exercisable at any time for a period of 5 years.  In connection with the issuance of the warrants, the Company has reflected a value for the warrants totaling $549,011.  The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 3.57%; and expected lives of 5 years. During the three months ended January 31, 2011, the Company issued 12,431,281 common stock shares in payment of accrued interest and principal.

Round E loans

In April, July and August 2009, the Company entered into a series of convertible notes aggregating $170,000. The notes are due one year from the date of issuance and incur interest at the rate of 10% per annum.  In connection with the notes, the Company issued five year warrants to purchase 1,602,857 shares of the Company's common stock at an exercise price of $.05 per share. The warrants may be exercisable at any time for a period of 5 years.  No expense was recorded for these warrants as the additional cost was not material.  The notes were not paid by the due date; however, the note holders waived the default.

Debt (Continued)

Round F loans

In November 2009, January 2010 and March 2010 the Company entered into a series of convertible notes aggregating $419,000. The notes are due one year from the date of issuance and incur interest at the rate of 10% per annum. In connection with the notes, the Company issued five year warrants to purchase 11,971,429 shares of the Company's common stock at an exercise price of $.05 per share. The warrants may be exercisable at any time for a period of 5 years.  In connection with the issuance of the warrants and conversion features, the Company has reflected a value totaling $236,417.  The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 2.068 to 2.60% and expected lives of 5 years.  During the three months ended January 31, 2011, the Company issued 1,040,736 common stock shares in payment of accrued interest and principal. The notes were not paid by the due date; however, the note holders waived the default.

The notes were not paid by the due date; however, the note holders waived the default.

Round G loans

In May through November 2010, the Company entered into a series of convertible notes aggregating $805,000. The notes are due one year from the date of issuance and incur interest at the rate of 10% per annum. The interest is payable in cash or common shares at the discretion of the Company. The notes are convertible into common shares at a conversion price of $.035 per share. In connection with the notes, the Company issued five year warrants to purchase 23,000,000shares of the Company's common stock at an exercise price of $.05/share.  Through October 31, 2010, the Company issued 2,900,157 shares of common stock in payment of accrued interest and principal.   In connection with the issuance of the warrants and conversion features, the Company has reflected a value totaling $192,608.  The fair value of the warrant grant was estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions:  expected volatility of 15%, risk free interest rates between 1.23% and 2.03%, and expected lives of five years.

For all of the debt financing describe above, the Company has the option to either pay the interest due in cash or in shares of the Company's common stock.

In November 2010 the company entered into a convertible note for $50,000.  The note is due nine months from the issuance date and bears interest at 8% per annum. The note is payable in cash or common shares at the discretion of the Company. The notes are convertible into common shares at 58% of the closing share price on the date of conversion.

7.           Commitments

Operating Leases

The Company leases office space and equipment under a non-cancelable operating lease agreement expiring in November 2011. Total rent expense for these operating leases were approximately $11,409 and $10,203 for the three months ended January 31, 2011 and 2010, respectively.

Legal

We are currently involved in a dispute over a services contract. S.O.S. Resources (“SOS”) and its president, Sol Russo have claimed that SOS fully performed under an agreement with us and is entitled to receive 3,110,000 shares of our registered common stock, and later asserted that they would seek a sum of $1,191,600 from us.  We believe that SOS and Mr. Russo did not perform under the contract, and intend to vigorously defend ourselves against such claim as well as file a claim for fraud against SOS and Mr. Russo.  While we believe that SOS and Mr. Russo’s suit is without merit, we will have to pay costs associated with arbitrating this claim.

8.            Income Taxes

The Company has not filed federal or state tax returns for the years ended October 31, 2006, 2007, 2008, 2009 and 2010.  The Company did not believe it owed material federal or state taxes for these fiscal years as a result of its operating losses.  At January 31, 2011, the Company had approximately $13.0 million of net operating losses ("NOL") carryforwards for federal and state income purposes.  These losses are available for future years and expire through 2030.Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The deferred tax asset is summarized as follows: Generally accepted accounting principles requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's history of operating losses, management has provided a valuation allowance equal to its net deferred tax assets.

9.            Prior Period Adjustment

For the year ended October 31, 2010, the Company identified approximately $1.642 million of errors relating to an overstatement primarily of accounts payable, accrued expenses and other balance sheet items from the year ended October 31, 2009; $1.144 million was disclosed in the quarter ended July 31, 2010.  Accordingly, the balance sheet for October 31, 2010 presented in this Form 10-K has been adjusted to reduce accounts payable , accrued  expenses and other balance sheet  accounts by the $1.642 million; a corresponding entry was recorded to reduce previously reported accumulated deficit by the same amount.

10.          Subsequent Events

Subsequent to the three months ended January 31, 2011, some of the note holders in the Bridge, D, and G rounds converted their outstanding principal and interest ($192,000) into 3,729,000 shares of the Company's common stock.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion of the financial condition and result of operations of the Company set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-Q.  This Form 10-Q contains forward-looking statements that involve risks and uncertainties.  The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act.  When used in this Form 10-Q, or in the documents incorporated by reference into this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “intend” and “expect” and similar expressions are intended to identify such forward-looking statements.  Such forward-looking statements include, without limitation, the statements regarding the Company’s strategy, future sales, future expenses, future liquidity and capital resources.  All forward-looking statements in this From 10-Q including those relating to the Company’s (i) ability to obtain licenses to any necessary third-party intellectual property; (ii) ability to retain and hire necessary employees and appropriately staff our development programs; (iii) cash requirements; and (iv) financial performance are based upon information available to the Company on the date of this Form 10-Q, and the Company assumes no obligation to update any such forward-looking statements.  The Company’s actual results could differ materially from those discussed in this Form 10-Q.  Factors that could cause or contribute to such differences (“Cautionary Statements”) include, but are not limited to, those discussed in Item 1. Business – “Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K, which are incorporated by reference herein and in this report.  All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on the Company’s behalf, are expressly qualified in their entirety by the Cautionary Statements.

Introduction

Management’s Discussion and Analysis (“MD&A”) is intended to facilitate an understanding of our business and results of operations. This MD&A should be read in conjunction with our financial statements and the accompanying notes to the financial statements included elsewhere in this report. MD&A consists of the following sections:

Overview

The Company is a full service kiosk and digital signage company that specializes in the placement and management of coupon kiosks throughout the country.  These kiosks come standard with the ability to process coupons and provide loyalty enrollment cards in a loyalty program designed for specific stores.

Our kiosks provide consumers with information and functionality needed to redeem coupons for obtaining immediate discounts in store. Digital signage screens attached to the kiosks provide advertising opportunities for both national and local advertisers

The kiosks are currently placed in supermarkets; however, during the fiscal year ending October 31, 2011, the company will deploy the kiosk into convenience stores on a pilot basis. The kiosks display promoted products on the digital screen as well providing the ability to redeem coupons in order to purchase at a discounted rate. The system tracks the number of dispensed coupons and as well calculates the rebates that the store is due. The upper screen can be used as a tool to advertise store promotions and it has an interface allowing the local store to display and show special promotions. It receives its information from central servers that distributes the data to specific locations as required. The loyalty enrolment program and dispensing of loyalty cards is designed to automate the manual function provided by the store employees and allow the system to gather information on specific purchase trends.

Results of Operations

For the three months ended January 31, 2011and 2010, the Company reported revenues of $14,379 and $17,204 respectively, a decrease of $2,825.

The Company’s net loss from operations for the three months ended January 31, 2011 and 2010 was $562,837 and $548,596, respectively, an increase of $14,241 or 2.6%.  The increase in net loss is primarily attributable to a decrease in revenues of $2,825 and an increase in both administrative expenses of $6,224 and interest expense of $ 29,192 and a decrease in net loss from investments of $ 24,000.

Our revenues for the three months ended January 31, 2011were derived exclusively from advertising revenue.
Our losses from operations for the three months ended January 31, 2011 and 2010 were derived from our inability to derive significant revenues while incurring material working capital costs, including costs of development and deploying our kiosks.

Liquidity and Capital Resources, Liquidity and Capital Resources

Cash Flows

Cash used in operations was $362,206 for the three months ended January 31, 2011 compared to $345,088 of cash used in operations for the year ended January 31, 2010.

Cash flows from financing activities for the years ended January 31, 2011 and 2010 were $535,986 and $392,999, respectively, an increase of $142,987, or 36%. This improvement in cash flows from financing activities is primarily attributable to increase in proceeds received from the net issuance of debt.

Other Debt Transactions

During the course of the three months ended January 31, 2011, note holders of the Company’s convertible debt converted a total of $416,283 into 12,923,582 of the Company’s common stock.

Subsequent to the three months ended January 31, 2011, some of the note holders in the Bridge, D, and G rounds converted their outstanding principal and interest ($192,000) into 3,729,000 shares of the Company’s common stock.

Cash and cash equivalents

We had cash and cash equivalents of $157,813 as of January 31, 2011.

Due to the substantial doubt of our ability to meet our working capital needs, history of losses and current shareholders’ deficit, in their report on the annual financial statements for the year ended October 31, 2010 our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

PART II
OTHER INFORMATION

Item 1.

Legal Proceedings

We are currently involved in a dispute over a services contract. S.O.S. Resources (“SOS”) and its president, Sol Russo have claimed that SOS fully performed under an agreement with us and is entitled to receive 3,110,000 shares of our registered common stock, and later asserted that they would seek a sum of $1,191,600 from us.  We believe that SOS and Mr. Russo did not perform under the contract, and intend to vigorously defend ourselves against such claim as well as file a claim for fraud against SOS and Mr. Russo.  While we believe that SOS and Mr. Russo’s suit is without merit, we will have to pay costs associated with arbitrating this claim.

From time to time the Company may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of business.

Item 1A.

Risk Factors

There have been no material changes to our Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2010.

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

In the period November 1, 2010 to January 31, 2011, the Company issued 933,000 shares of restricted stock to various parties that provided professional fees in lieu of payment. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

In January 2011, the Company issued 1,135,890 shares of restricted stock to holders of its 10% Convertible Subordinated Bridge Round Notes, to meet the requirements of the anti-dilution provisions. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

In January of 2011, the Company issued 219,028 shares of restricted stock to a holder of its 14% Convertible Subordinated Bridge Round note upon conversion of the $26,283 outstanding principal balance of such note at a price per share of $0.10 and issued 127,766 shares of restricted stock in lieu of the accrued interest thereon, at a price per share of $ 0.10.  These shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

In the period from November 1, 2010 to January 31, 2011, the Company issued 11,704,554 shares of restricted stock to holders of its 14% Convertible Subordinated Round D note upon conversion of $355,000 outstanding principal balance of such note at a price per share of $0.10 and issued 726,727 shares of restricted stock in lieu of the accrued interest thereon, at a price per share of $ 0.10.  These shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

In January of 2011, the Company issued 1,000,000 shares of restricted stock to a holder of its 10% Convertible Subordinated Round F note upon conversion of the $35,000 outstanding principal balance of such note at a price per share of $0.035 and issued 40,736 shares of restricted stock in lieu of the accrued interest thereon, at a price per share of $ 0.10.  These shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

Item 3.

Defaults Upon Senior Securities

NONE

See Note 7 to our Financial Statement for a complete discussion of all defaults with respect to various promissory notes issued by us that have occurred prior to this fiscal quarter.

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

PSI Corporation

By:	/s/ Eric Kash
Name:	Eric Kash
Title:	Chief Executive Officer, Chief Financial Officer (Principal Executive and Financial Officer)
Date:	March 11, 2011