Form 10-Q
period 2011-04-30
PSI CORP
filed 2011-06-15
CIK 888702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

□	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

Or

□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 0-20317

———————

PSI CORPORATION

(Exact name of registrant as specified in its charter)

———————

Nevada	33-0912085
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

x Yes    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	□		Accelerated filer	□
Non-accelerated filer	□	(Do not check if a smaller reporting company)	Smaller reporting company	x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

□ Yes    x No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 30, 2011, there were 206,773,250 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

PSI CORPORATION

For The Quarterly Period Ended April 30, 2011

TABLE OF CONTENTS

		Page Number
Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements – Unaudited
	Balance Sheets as of April 30, 2011 and October 31, 2010 (audited)	2
	Statements of Income for the three and six months ended April 30, 2011 and 2010	3
	Statements of Stockholders’ Equity as of April 30, 2011 and October 31, 2010 (audited)	4
	Statements of Cash Flows for the six months ended April 30, 2011 and 2010	5
	Notes to the Financial Statements	6-15
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18
Item 4	Controls and Procedures	19
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	(Removed and Reserved)	21
Item 5.	Other Information	21
Item 6.	Exhibits	21-23
SIGNATURES

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PSI Corporation
Balance Sheets

	April 30, 2011	October 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash	$ 45,425	$ 96,871
Accounts Receivable, net	240	32,981
Notes Receivable, net	-	8,125
Total current assets	45,665	137,977

Property and equipment, net of accumulated depreciation	319,917	232,965

Total assets	$ 365,582	$ 370,942

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$ 649,116	$ 538,312
Accrued Interest	12,974	1,220,490
Notes payable- net of long term	2,994,697	3,781,690
Total current liabilities	3,656,787	5,540,492
Notes payable - net of short term	-	300,000

Total liabilities	3,656,787	5,840,492
Stockholders' deficiency

Preferred stock $.001 par value; 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 shares
authorized, 206,773,250 and 120,900,693 shares issued and
outstanding at April 30, 2011 and October 31, 2010, respectively	206,773	120,900
Additional paid-in capital	15,253,149	12,103,748
Deficit	(18,750,140)	(17,693,211)
Less: Common Stock in Treasury	(987)	(987)
Total stockholders' deficiency	(3,291,205)	(5,469,550)

Total liabilities and stockholders' deficiency	$ 365,582	$ 370,942

PSI Corporation

Income Statements

(Unaudited)

	Three Months Ended April 30, 2011		Six Months Ended April 30, 2011

	2011	2010	2011	2010

Revenue	$ 4,585	$ 5,554	$ 15,670	$ 22,758

Administrative expenses	266,811	352,669	574,057	657,690

Loss from operations	(262,226)	(347,115)	(558,387)	(634,932)

Other Income (Expense)

Interest, net	(232,571)	(262,697)	(498,542)	(499,476)
Gain on disposal of fixed assets	-	84,028	-	84,028
Loss on settlements	-	-	-	(24,000)

Total other income (expense)	(232,571)	(178,669)	(498,542)	(439,448)

Net loss	$ (494,797)	$ (525,784)	$ (1,056,929)	$ (1,074,380)

Basic and diluted weighted average shares	151,571,132	99,693,272	141,629,652	94,850,183

Basic and diluted loss per share	($0.00)	($0.01)	($0.01)	($0.01)

PSI Corporation

Statement of Changes in Stockholders' Equity

(Unaudited)

	Common		Additional			Total
	Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Deficit

Balance, October 31, 2009	88,074,744	$ 88,074	$11,060,532	$(16,603,774)	$(987)	$(5,456,155)

Reversal of shares transactions never issued	(3,000,000)	(3,000)	(297,000)			(300,000)

Issuance of warrants in connection financing			354,486			354,486

Conversion of Notes Payable	11,657,750	11,658	328,342			340,000

Issuance of Shares for consulting services	7,271,401	7,271	356,299			363,570

Issuance of shares for interest	4,848,998	4,849	313,137			317,986

Issuance of penalty and anti-dilution shares	12,047,800	12,048	(12,048)			-

Retained earnings adjustment				1,624,507		1,624,507

Net loss				(2,713,944)		(2,713,944)

Balance, October 31, 2010	120,900,693	120,900	12,103,748	(17,693,211)	(987)	(5,469,550)

Conversion of Notes Payable	59,555,753	59,556	1,606,310			1,665,866

Issuance of Shares for consulting services	933,000	933	33,387			34,320

Issuance of penalty and anti-dilution shares	1,135,890	1,136	(1,136)			-

Issuance of warrants in connection with financing			64,541			64,541

Issuance of shares for interest	23,359,914	23,360	1,447,187			1,470,547

Issuance of replacement shares	888,000	888	(888)			-

Net loss				(1,056,929)		(1,056,929)

Balance, April 30, 2011	206,773,250	$206,773	$15,253,149	$(18,750,140)	$(987)	$(3,291,205)

PSI Corporation

Statements of Cash Flows

(Unaudited)

	Six Months Ended April 30, 2011
	2011	2010
Cash flows from operations
Net income (loss)	$ (1,056,929)	$ (1,074,380)
Adjustment to reconcile net loss to net cash:
Depreciation	25,886	9,687
Allowance for doubtful accounts	23,020	-
Amortization of debt financing Costs	-	62,908
Amortization of debt discounts	229,424	179,336
Gain on disposal of fixed assets	-	(84,028)
Shares issued for consulting fees	34,320	258,000
Changes in operating assets and liabilities:

Accounts receivable	17,846	27,205
Other Current Assets	-	(63,374)
Accounts payable and accrued expenses	110,804	(40,047)
Accrued interest	263,031	-
Net cash provided by (used in) operating activities	(352,598)	(724,693)

Cash flows from investing activities
Proceeds from sale of fixed assets	-	136,149
Purchase of property and equipment	(112,838)	(125,403)
Net cash provided by (used for) investing activities	(112,838)	10,746

Cash flows from financing activities

Proceeds from issuance of debt	420,000	419,000
Proceeds from sale of common stock	64,541	315,972
Repayment of debt	(70,551)	(23,996)
Net cash provided by (used for) financing activities	413,990	710,976

Net increase (decrease) in cash	(51,446)	(2,971)

Cash, beginning of period	96,871	29,607

Cash, end of period	$ 45,425	$ 26,636

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ -	$ 4,440
Supplemental disclosure of non-cash transactions:
Common stock issued in payment of accrued interest
and previously incurred debt	$ 3,136,413	$ -

PSI CORPORATION

NOTES TO FINANCIAL STATEMENTS

April 30, 2011

1.

Organization and Going Concern

Organization

PSI Corporation ("PSI" or the "Company") was organized under the laws of Nevada in June, 1991. PSI provides innovative interactive customer communications systems and applications that support targeted marketing programs with unique point-of-purchase (POP) services and information that serve shoppers and distributors while building loyalty and revenue for the Company's primary clients. Through its proprietary kiosks, the Company provides in-store customized couponing, in multiple languages, for immediate impact in regional, independent retailers in the grocery and convenience store industries, enabling retailers to quickly determine ideal price-points for new products and mitigate losses from hard-to-sell items. Working with Midax, Inc., a leading systems integrator for the independent grocery and convenience store industries and its software applications, marketing services and existing customer base, PSI provides a seamless transaction for issuing, redeeming and reporting coupons, as well as creating a state-of-the-art loyalty program and shopping list service.

The Company's kiosks are being installed in supermarket chains and convenience stores throughout the East Coast and Midwest.

Going Concern

The Company's financial statements have been prepared on the assumption that the Company will continue as a going concern, which contemplates the continuation of operations, the realization of assets and the liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result from the Company being unable to continue as a going concern. At April 30, 2011, the Company had total assets of $365,582 and liabilities of $3,656,787. Management understands that it needs to raise additional capital not only to meet its financial obligations, but also to expand the business. These factors cumulatively indicate that there is substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Loss per Common Share.

Basic EPS includes no dilution and is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the income (loss) of the Company. Total potentially dilutive shares outstanding at April 30, 2011 and 2010 totaled 71,146,000 and 45,523,800, respectively.

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

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 "Compensation - Stock Compensation," which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. For the six months ended April 30, 2011, the Company issued 933,000 thousand shares of its $.001 par value common stock to consultants for consulting services, and in connection with issuance of these shares, the Company recorded additional compensation expense of $34,320 under FASB ASC 718.

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

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more

Valuation of Investments in Securities at Fair Value-Definition and Hierarchy (continued)

judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined.

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

Fair Value of Financial Instruments

The fair values of the Company's assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, "Financial Instruments," approximate their carrying amounts presented in the accompanying balance sheets at April 30, 2011 and 2010.

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

Advertising

The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $0 and $22,288 for the six months ended April 30, 2011 and 2010, respectively.

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

Recently Adopted Accounting Pronouncements

In December 2010, FASB issued ASC ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350) — Intangibles — Goodwill and Other.” ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with

Recently Adopted Accounting Pronouncements (Continued)

zero or negative carrying amounts and requires performing Step 2, if qualitative factors indicate that it is more likely than not that goodwill impairment exists. The amendments to this update are effective for us in the first quarter of 2011. Any impairment to be recorded upon adoption will be recognized as an adjustment to our beginning retained earnings. The Company adopted the pronouncement on January 1, 2011 resulting in no impact to the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-13, “Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” which addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU No. 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations. The Company adopted the pronouncement on January 1, 2011 resulting in no impact to the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements” (ASU 2010-06), to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements. The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010. The Company adopted the pronouncement on January 1, 2011 resulting in no impact to the Company’s financial statement

In December 2009, the FASB issued Accounting Standards Update (ASU) 2009-17, "Consolidations (FASB ASC Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities," which codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). ASU 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities," and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements. ASU 2009-17 is effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, or the Company's fiscal year beginning January 1, 2010. Early application is not permitted. We have not yet determined the impact, if any, which of the provisions of ASU 2009-15 may have on the Company's financial statements.

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

3.

Fixed Assets

Furniture and equipment consist of the following:

	April 30,	October 31,
Description	2011	2010
Kiosks	$ 371,688	$ 258,850
Less: accumulated depreciation	51,771	25,885
	$ 319,917	$ 232,965

Depreciation expense for the six months ended April 30, 2011 and 2010 totaled $25,886 and $9,687 respectively.

4.

Stockholders' Equity

Warrants

Warrant transactions are as follows:

		Number of Warrants	Weighted Average Exercise Price
Outstanding, November 1, 2008		35,343,949	$ 0.12
	Granted	1,037,500	0.13
	Exercised	(2,500,000)	0.03
	Expired	-
Outstanding, October 31, 2009		33,881,449	$ 0.12
	Granted	25,828,572	0.05
	Exercised	-	-
	Expired	-	-
Outstanding, October 31, 2010		59,710,021	$ 0.13
	Granted	11,436,865	0.05
	Exercised	-	-
	Expired	-	-
Outstanding April 30, 2011		71,146,886	$ 0.10

6.

Debt

Bridge Loans

In February and March 2007, the Company entered into notes ("Bridge Notes") with several unrelated parties totaling approximately $325,000. The Bridge Notes were due on November 11, 2009 and incurred an interest rate of 12% per annum. In August 2007, the Company entered into exchange agreements with the holders of 300,000 of the Bridge Notes, wherein the notes were to be converted into 3,000,000 shares of the Company's common stock. In May and June of 2008, the Company entered into a new series of Bridge Notes with several unrelated parties totaling $470,000. The Bridge Notes were originally due six months from the date of issuance and incur interest at the rate of 10% per annum. On December 1, 2010, the Bridge Note was amended to extend the due date to June 1, 2011. The notes are convertible by the holder at any time at a conversion price equal to the per share price of a new issuance. In connection with the Bridge Notes, the Company also issued warrants to purchase 470,000 shares of the Company's common stock at an exercise price $.15 and warrants to purchase 470,000 shares of the Company's common stock at an exercise price of $.25,reduced to $.05 and $.15, respectively, by the July 2, 2010 Amendment to the Bridge Notes. The warrants may be exercisable at any time for a period of 5 years. In connection with the issuance of the warrants, the Company reflected a value for the warrants totaling $47,112; no value adjustment was reflected for the price reduction, as the value change was not material. The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 4.86%; and expected lives of 5 years. On December 1, 2010 the Company amended these notes to change the warrant exercise price to $.05. During the three months ended January 31, 2011, the Company issued 1,135,890 common stock shares in connection with the Bridge Note amendments. During the six months ended April 30, 2011, the Company issued 42,444,891 common stock shares in payment of accrued interest and principal.

In March 2009, the Company obtained interest free advances from two of its officers totaling $40,000.

Round D loans

Commencing May through October 2007, the Company entered into notes ("Round D Notes") with several unrelated parties totaling approximately $2,916,000. The Round D Notes incur interest at rates ranging from 12% to 14% per annum, payable semi-annually and are due 3 years from the date of issuance. These notes were not paid by October 31, 2010. In connection with the Round D Notes, the Company also issued warrants to purchase 9,445,744 shares of the Company's common stock at an exercise price of $.15. The warrants may be exercisable at any time for a period of 5 years. In connection with the issuance of the warrants, the Company has reflected a value for the warrants totaling $549,011. The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 3.57%; and expected lives of 5 years. During the six months ended April 30, 2011, the Company issued 33,733,739 common stock shares in payment of accrued interest and principal.

Round E loans

In April, July and August 2009, the Company entered into a series of convertible notes aggregating $170,000. The notes are due one year from the date of issuance and incur interest at the rate of 10% per annum. In connection with the notes, the Company issued five year warrants to purchase 1,602,857 shares of the Company's common stock at an exercise price of $.05 per share. The warrants may be exercisable at any time for a period of 5 years. No expense was recorded for these warrants as the additional cost was not material. The notes were not paid by the due date; however, the note holders waived the default. During the six months ended April 30, 2011, the Company issued 310,026 common stock shares in payment of accrued interest.

Round F loans

In November 2009, January 2010 and March 2010 the Company entered into a series of convertible notes aggregating $419,000. The notes are due one year from the date of issuance and incur interest at the rate of 10% per annum. In connection with the notes, the Company issued five year warrants to purchase 11,971,429 shares of the Company's common stock at an exercise price of $.05 per share. The warrants may be exercisable at any time for a period of 5 years. In connection with the issuance of the warrants and conversion features, the Company has reflected a value totaling $236,417. The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 2.068 to 2.60% and expected lives of 5 years. During the six months ended April 30, 2011, the Company issued 1,729,753 common stock shares in payment of accrued interest and principal. The notes were not paid by the due date; however, the note holders waived the default.

Round G loans

In May through November 2010, the Company entered into a series of convertible notes aggregating $805,000. The notes are due one year from the date of issuance and incur interest at the rate of 10% per annum. The interest is payable in cash or common shares at the discretion of the Company. The notes are convertible into common shares at a conversion price of $.035 per share. In connection with the notes, the Company issued five year warrants to purchase 23,000,000 shares of the Company's common stock at an exercise price of $.05/share. Through October 31, 2010, the Company issued 2,900,157 shares of common stock in payment of accrued interest and principal. In connection with the issuance of the warrants and conversion features, the Company has reflected a value totaling $192,608. The fair value of the warrant grant was estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rates between 1.23% and 2.03%, and expected lives of five years. In November 2010 the company entered into a convertible note for $50,000. The note is due nine months from the issuance date and bears interest at 8% per annum. The note is payable in cash or common shares at the discretion of the Company. The notes are convertible into common shares at 58% of the closing share price on the date of conversion. During the six months ended April 30, 2011, the Company issued 4,697,278 common stock shares in payment of accrued interest and principal.

Round H loan

In March 2011 the Company issued a convertible note aggregating $100,000. The note is due one year from the date of issuance and incurs interest at the rate of 10% per annum. The notes are convertible into common shares at a conversion price of $.035 per share. In connection with the notes, the Company issued five year warrants to purchase 2,857,143 shares of the Company's common stock at an exercise price of $.05 per share.

For all of the debt financing described above, the Company has the option to either pay the interest due in cash or in shares of the Company's common stock.

7.

Commitments

Operating Leases

The Company leases office space and equipment under a non-cancelable operating lease agreement expiring in November 2011. Total rent expense for these operating leases were approximately $11,409 and $10,203 for the three months ended January 31, 2011 and 2010, respectively.

Legal

We are currently involved in a dispute over a services contract. S.O.S. Resources (“SOS”) and its president, Sol Russo have claimed that SOS fully performed under an agreement with us and is entitled to receive 3,110,000 shares of our registered common stock, and later asserted that they would seek a sum of $1,191,600 from us. However, in order to avoid the expense and uncertainties that accompany protracted litigation, we intend to settle all claims that SOS might have against us in exchange for $100,000, comprised of an initial payment of $50,000 upon execution of the Settlement Agreement, followed by a second payment of $ 50,000 one year later. In addition, all shares that have been issued to SOS will be cancelled.

8.

 Income Taxes

The Company has not filed federal or state tax returns for the years ended October 31, 2004, 2005, 2006, 2007, 2008, 2009 and 2010. The Company did not believe it owed material federal or state taxes for these fiscal years as a result of its operating losses. At April 30, 2011, the Company had approximately $13.5 million of net operating losses ("NOL") carryforwards for federal and state income purposes. These losses are available for future years and expire through 2030. Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

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

9.

 Prior Period Adjustment

For the year ended October 31, 2010, the Company identified approximately $1.642 million of errors relating to an overstatement primarily of accounts payable, accrued expenses and other balance sheet items from the year ended October 31, 2009; $1.144 million was disclosed in the quarter ended July 31, 2010, the balance was included in the fourth quarter ended October 31, 2011. Accordingly, the Company’s October 31, 2010 balance sheet, included in its annual report on Form 10-K, was adjusted to reduce accounts payable, accrued expenses and other balance sheet accounts by the $1.642 million; a corresponding entry was recorded to reduce previously reported accumulated deficit by the same amount.

10.

Subsequent Events

Subsequent to the three months ended April 30, 2011, note holders in the D and G rounds converted their outstanding principal ($32,000) into 4,090,251 shares of the Company's common stock.

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

Results of Operations

For the three and six months ended April 30, 2011 and 2010, the Company reported revenues of $4,585 and $5,554 and $22,758 and $15,670 respectively, a decrease of $969 (5.9%) and 7,080 (31.1%), respectively.

The Company’s net loss from operations for the three and six months ended April 30, 2011 and 2010 was $494,797 and $525,784 and $1,056,929 and $1,074,380, respectively, a decrease of $30,987 (5.9%) and $17,451 (1.6%), respectively.

The decreases in net loss for the three and six month periods ended April 30, 2011 is primarily attributable to a decrease in revenues discussed above, a decrease in a gain on disposal of fixed assets of approximately $84,000 and $84,000, respectively, offset by a decrease in administrative expenses of $85,858 (24.3%) and $83,633 (12.7%), respectively, a decrease in interest expense of $30,126 (11.5%) and $934 (.2%), respectively, and a decrease from a loss on investments of $24,000 and $24,000, respectively.

Our revenues for the three and six months ended April 30, 2011were derived exclusively from advertising revenue.

Our losses from operations for the three and six months ended April 30, 2011 and 2010 were attributable to our inability to achieve significant revenues while incurring material working capital costs, including costs of development and deploying our kiosks.

Liquidity and Capital Resources, Liquidity and Capital Resources

Cash Flows

Cash used in operations for the six months ended April 30, 2011and 2010 were ($352,598) and ($724,693), respectively, a decrease of $372,095 (51.3%). This decrease in use of funds for operations is primarily attributable to increases in accounts payable and accrued expenses, amortization of debt discount, and shares issued for consulting fees, partially offset by amortization of debt financing cost a decrease in gain on disposal of fixed assets, and a decrease of other current assets.

Cash flows used in and provided by investing activities for the six months ended April 30 2011 were ($112,838) and $10,746, respectively, a decrease of $123,584; this decrease is primarily attributable to the decrease of $136,149 from proceeds received from the sale of fixed assets during the six months ended April 30, 2010.

Cash flows provided by financing activities for the six months ended April 30, 2011 and 2010 were $413,990 and $710,976, respectively, a decrease of approximately $297,000 (41.1%). This decrease is primarily attributable to a decrease of approximately $255,000 (79.5%) in proceeds from the sale of common stock, partially offset by increase of approximately $47,000 (194.0%) in the repayment of debt.

Other Debt Transactions

During the course of the six months ended April 30, 2011, note holders of the Company’s convertible debt converted a total of $1,665,867 into 59,555,753 shares of the Company’s common stock.

Subsequent to the three months ended April 30, 2011, note holders in the D and G rounds converted their outstanding principal ($32,000) into 4,090,251 shares of the Company's common stock.

Cash and cash equivalents

 We had cash and cash equivalents of $45,425 as of April 30, 2011.

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

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

We are currently involved in a dispute over a services contract. S.O.S. Resources (“SOS”) and its president, Sol Russo have claimed that SOS fully performed under an agreement with us and is entitled to receive 3,110,000 shares of our registered common stock, and later asserted that they would seek a sum of $1,191,600 from us. In order to avoid the expense and uncertainties that accompany protracted litigation, PSI (through mediation) intends to agree to settle all claims that SOS might have against PSI in exchange for a total of $100,000, comprised of an initial payment of $50,000 upon the execution of the Settlement Agreement, followed by a second $50,000 payment 12 months later. In addition, PSI would cancel the 3,310,000 shares that have been issued to SOS.

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

For the six months ended April 30, 2011, the Company issued 1,633,339 shares of restricted stock to a holder of its 14% Convertible Subordinated Bridge Round note upon conversion of the $78,866 outstanding principal balance of such note at a price per share of $0.12 and issued 657,222 shares of restricted stock in lieu of the accrued interest thereon, at a price per share of $ 0.10. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

For the six months ended April 30, 2011, the Company issued 29,666,667 shares of restricted stock to a holder of its 14% Convertible Subordinated Roger May Bridge Round note upon conversion of the $445,000 outstanding principal balance of such note at a price per share of $0.015 and issued 9,752,369 shares of restricted stock in lieu of the accrued interest thereon, at a price per share of $ 0.015. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

For the six months ended April 30, 2011, the Company issued 23,496,150 shares of restricted stock to holders of its 14% Convertible Subordinated Round D note upon conversion of $925,000 outstanding principal balance of such note at a price per share of $0.10 and issued 10,972,883 shares of restricted stock in lieu of the accrued interest thereon, at a price per share of $ 0.10. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

In April of 2011, the Company issued 310,026 shares of restricted stock to a holder of its 10% Convertible Subordinated Round E note in lieu of the accrued interest thereon, at a price per share of $ 0.10. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

For the six months ended April 30, 2011, the Company issued 1,200,000 shares of restricted stock to a holder of its 10% Convertible Subordinated Round F note upon conversion of the $42,000 outstanding principal balance of such note at a price per share of $0.035 and issued 529,753 shares of restricted stock in lieu of the accrued interest thereon, at a price per share of $ 0.10. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

For the six months ended April 30, 2011, the Company issued 4,285,714 shares of restricted stock to a holder of its 10% Convertible Subordinated Round G note upon conversion of the $150,000 outstanding principal balance of such note at a price per share of $0.035 and issued 411,564 shares of restricted stock in lieu of the accrued interest thereon, at a price per share of $ 0.10. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

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

PSI Corporation

By:	/s/ Eric Kash
Name:	Eric Kash
Title:	Chief Executive Officer, Chief Financial Officer (Principal Executive and Financial Officer)
Date:	June 14, 2011