Form 10-Q
period 2011-07-31
PSI CORP
filed 2011-09-09
CIK 888702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 0-20317

PSI CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	33-0912085
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 Fifth Avenue, Suite 210, New York, NY 10016
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

          As of September 2, 2011, there were 238,846,797 shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding.

          As of July 31, 2011, there were 8 shares of the Registrant’s Series A Preferred Stock, $0.001 par value per share, outstanding.

PSI CORPORATION

For The Quarterly Period Ended July 31, 2011
TABLE OF CONTENTS

		Page
		Number

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements –

	Balance Sheets as of July 31, 2011(unaudited) and October 31, 2010	2

	Statements of Income for the three and nine months ended July 31, 2011and 2010(unaudited)	3

	Statements of Stockholders’ Equity as of July 31, 2011(unaudited) and October 31, 2010	4

	Statements of Cash Flows for the nine months ended July 31, 2011 and 2010 (unaudited)	5

	Notes to the Financial Statements	6-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	(Removed and Reserved)	21

Item 5.	Other Information	21

Item 6.	Exhibits	21-23

SIGNATURES

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets

	July 31, 2011	October 31, 2010

	(Unaudited)
ASSETS
Current assets
Cash	$56,407	$96,871
Accounts Receivable, net	1,259	32,981
Notes Receivable, net	—	8,125

Total current assets	57,666	137,977

Property and equipment, net of accumulated depreciation	306,975	232,965

Total assets	$364,641	$370,942

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$657,685	$538,312
Accrued Interest	93,500	1,220,490
Notes payable - net of long term	2,502,963	3,781,690

Total current liabilities	3,254,148	5,540,492
Notes payable - net of short term	—	300,000

Total liabilities	3,254,148	5,840,492

Stockholders’ deficiency
Preferred stock $.001 par value; 5,000,000 shares authorized, Series A Preferred, 8 shares issued and outstanding	—	—
Common stock, $.001 par value; 300,000,000 shares authorized, 221,703,740 and 120,900,693 shares issued and outstanding at July 31, 2011 and October 31, 2010, respectively	221,703	120,900
Additional paid-in capital	16,038,602	12,103,748
Deficit	(19,148,825)	(17,693,211)
Less: Common Stock in Treasury	(987)	(987)

Total stockholders’ deficiency	(2,889,507)	(5,469,550)

Total liabilities and stockholders’ deficiency	$364,641	$370,942

The accompany notes are an integral part of these financial statements.

PSI Corporation
Income Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31, 2011		July 31, 2011

	2011	2010	2011	2010

Revenue	$1,103	$30,245	$16,774	$53,003

Administrative expenses	255,265	189,678	831,522	847,368

Loss from operations	(254,162)	(159,433)	(814,748)	(794,365)

Other Income (Expense)
Interest, net	(142,324)	(132,485)	(640,866)	(631,961)
Gain on disposal of fixed assets	—	—	—	84,028
Loss on settlements	—	—	—	(24,000)

Total other income (expense)	(142,324)	(132,485)	(640,866)	(571,933)

Net loss	$(396,486)	$(291,918)	$(1,455,614)	$(1,366,298)

Basic and diluted weighted average shares	212,755,688	111,189,917	186,737,955	102,053,188

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompany notes are an integral part of these financial statements.

PSI Corporation
Statement of Changes in Stockholders’ Equity

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders’

	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Deficit

Balance, October 31, 2009	88,074,744	$88,074			11,060,532	$(16,603,774)	$(987)	$(5,456,155)

Reversal of shares transactions never issued	(3,000,000)	(3,000)			(297,000)			(300,000)

Issuance of warrants in connection with financing					354,486			354,486

Conversion of Notes Payable	11,657,750	11,658			328,342			340,000

Issuance of Shares for consulting services	7,271,401	7,271			356,299			363,570

Issuance of shares for interest	4,848,998	4,849			313,137			317,986

Issuance of penalty and anti-dilution shares	12,047,800	12,048			(12,048)			—

Retained earnings adjustment						1,624,507		1,624,507

Net loss						(2,713,944)		(2,713,944)

Balance, October 31, 2010	120,900,693	120,900	—	—	12,103,748	(17,693,211)	(987)	(5,469,550)

Conversion of Notes Payable	73,868,614	73,869			2,171,998			2,245,867

Issuance of Shares for consulting services	1,183,000	1,183			38,137			39,320

Issuance of penalty and anti-dilution shares	1,135,890	1,136			(1,136)			—

Issuance of warrants in connection with financing					64,542			64,542

Issuance of shares for interest	23,727,543	23,728			1,462,201			1,485,929

Sale of convertible preferred stock			8	0	200,000			200,000
Issuance of replacement shares	888,000	888			(888)			—

Net loss						(1,455,614)		(1,455,614)

Balance, July 31, 2011	221,703,740	$221,703	8	$0	$16,038,602	$(19,148,825)	$(987)	$(2,889,507)

The accompany notes are an integral part of these financial statements.

PSI Corporation
Statements of Cash Flows
(Unaudited)

	Nine Months Ended July 31, 2011

	2011	2010

Cash flows from operations
Net income (loss)	$(1,455,614)	$(1,074,380)
Adjustment to reconcile net loss to net cash:
Depreciation	38,828	9,687
Allowance for doubtful accounts	23,020	—
Amortization of debt financing Costs	—	62,908
Amortization of debt discounts	331,677	179,336
Gain on disposal of fixed assets	—	(84,028)
Shares issued for consulting fees	39,320	258,000
Changes in operating assets and liabilities:
Accounts receivable	16,827	27,205
Other Current Assets	—	(63,374)
Accounts payable and accrued expenses	119,373	(40,047)
Accrued interest	358,939	—

Net cash provided by (used in) operating activities	(527,630)	(724,693)

Cash flows from investing activities
Proceeds from sale of fixed assets	—	136,149
Purchase of property and equipment	(112,838)	(125,403)

Net cash provided by (used for) investing activities	(112,838)	10,746

Cash flows from financing activities
Proceeds from issuance of debt	620,000	419,000
Proceeds from sale of preferred stock	200,000
Proceeds from sale of common stock	64,542	315,972
Repayment of debt	(284,538)	(23,996)

Net cash provided by (used for) financing activities	600,004	710,976

Net increase (decrease) in cash	(40,464)	(2,971)

Cash, beginning of period	96,871	29,607

Cash, end of period	$56,407	$26,636

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$10,246	$4,440

Supplemental disclosure of non-cash transactions:
Common stock issued in payment of accrued interest and previously incurred debt	$3,731,795	$—

The accompany notes are an integral part of these financial statements.

PSI CORPORATION
NOTES TO FINANCIAL STATEMENTS
July 31, 2011

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

The Company’s kiosks are being installed in supermarket chains and convenience stores throughout the East Coast and Midwest.

Going Concern

The Company’s financial statements have been prepared on the assumption that the Company will continue as a going concern, which contemplates the continuation of operations, the realization of assets and the liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result from the Company being unable to continue as a going concern. At July 31, 2011, the Company had total assets of $364,641 and liabilities of $3,254,148. Management understands that it needs to raise additional capital not only to meet its financial obligations, but also to expand the business. These factors cumulatively indicate that there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

PSI CORPORATION
NOTES TO FINANCIAL STATEMENTS
July 31, 2011

Loss per Common Share.

Basic EPS includes no dilution and is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the income (loss) of the Company. Total potentially dilutive shares outstanding at July 31, 2011 and 2010 totaled 81,000,000 and 61,238,086, respectively.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740 “Income Taxes,” which requires accounting for deferred income taxes under the asset and liability method. Deferred income tax asset and liabilities are computed for difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

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

Based on its analysis, the Company has determined that the adoption of this policy did not have a material impact on the Company’s financial statements upon adoption. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

Interest and Penalty Recognition on Unrecognized Tax Benefits

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Comprehensive Income

The Company complies with FASB ASC Topic 220, “Comprehensive Income,” which establishes rules for the reporting and display of comprehensive income (loss) and its components. FASB ASC Topic 220 requires the Company’ to reflect as a separate component of stockholders’ equity items of comprehensive income.

PSI CORPORATION
NOTES TO FINANCIAL STATEMENTS
July 31, 2011

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation - Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. For the nine months ended July 31, 2011, the Company issued 1,183,000 thousand shares of its $.001 par value common stock to consultants for consulting services, and in connection with issuance of these shares, the Company recorded additional compensation expense of $39,320 under FASB ASC 718.

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

In determining fair value, the Company uses various valuation approaches. In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. FASB ASC Topic 820 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations, as follows:

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

PSI CORPORATION
NOTES TO FINANCIAL STATEMENTS
July 31, 2011

Valuation of Investments in Securities at Fair Value-Definition and Hierarchy (continued)

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many securities. This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.

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

PSI CORPORATION
NOTES TO FINANCIAL STATEMENTS
July 31, 2011

Property and Equipment.

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated life of the asset of 5 years.

Long-Lived Assets

In accordance with FASB ASC Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheets at July 31, 2011 and 2010.

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

Advertising

The Company expenses all advertising expenditures as incurred. The Company’s did not incur any advertising expenses during the nine months ended July 31, 2011 and 2010.

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

PSI CORPORATION
NOTES TO FINANCIAL STATEMENTS
July 31, 2011

Recently Adopted Accounting Pronouncements

In December 2010, FASB issued ASC ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350) — Intangibles — Goodwill and Other.” ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2, if qualitative factors indicate that it is more likely than not that goodwill impairment exists. The amendments to this update are effective for us in the first quarter of 2011. Any impairment to be recorded upon adoption will be recognized as an adjustment to our beginning retained earnings. The Company adopted the pronouncement on January 1, 2011 resulting in no impact to the Company’s consolidated financial statements. In April 2010, the FASB issued ASU No. 2010-13, “Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” which addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU No. 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations. The Company adopted the pronouncement on January 1, 2011 resulting in no impact to the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06,“Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements” (ASU 2010-06), to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements. The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010. The Company adopted the pronouncement on January 1, 2011 resulting in no impact to the Company’s financial statement

In December 2009, the FASB issued Accounting Standards Update (ASU) 2009-17, “Consolidations (FASB ASC Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). ASU 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. Early application is not permitted. We have not yet determined the impact, if any, which of the provisions of ASU 2009-15 may have on the Company’s financial statements.

PSI CORPORATION
NOTES TO FINANCIAL STATEMENTS
July 31, 2011

Recently Adopted Accounting Pronouncements (Continued)

In November 2009, The Company adopted FASB ASC Topic 805 (ASC 805), “Business Combinations,” which generally requires an acquirer to recognize the identifiable assets acquired, liabilities assumed, contingent purchase consideration and any noncontrolling interest in the acquiree at fair value on the date of acquisition. It also requires an acquirer to recognize as expense most transaction and restructuring costs as incurred, rather than include such items in the cost of the acquired entity. For the Company, ASC 805 applies prospectively to business combinations for which the acquisition date is on or after October 1, 2009. The adoption of ASC 805 did not have a material impact on the Company’s financial statements.

In November 2009, the Company adopted FASB ASC Topic 820-10 (ASC 820-10), “Fair Value Measurements and Disclosures,” for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of ASC 820-10 did not have a material impact on the Company’s financial statements.

3. Fixed Assets

Furniture and equipment consist of the following:

	July 31,	October 31,

Description	2011	2010

Kiosks	$371,688	$258,850
Less: accumulated depreciation	64,713	25,885

	$306,975	$232,965

Depreciation expense for the nine months ended July 31, 2011and 2010 totaled $38,829 and $23, 950, respectively.

4. Stockholders’ Equity

Warrants

		Warrants	Exercise Price

Outstanding, November 1, 2008		35,343,949	$0.12
	Granted	1,037,500	0.13
	Exercised	(2,500,000)	0.03
	Expired	—

Outstanding, October 31, 2009		33,881,449	$0.12
	Granted	25,828,572	0.05
	Exercised	—	—
	Expired	—	—

Outstanding, October 31, 2010		59,710,021	$0.13
	Granted	21,436,865	0.05
	Exercised	—	—
	Expired	—	—

Outstanding July 31, 2011		81,146,886	$0.10

PSI CORPORATION
NOTES TO FINANCIAL STATEMENTS
July 31, 2011

6. Debt

Bridge Loans

In February and March 2007, the Company entered into notes (“Bridge Notes”) with several unrelated parties totaling approximately $325,000. The Bridge Notes were due on November 11, 2009 and incurred an interest rate of 12% per annum. In August 2007, the Company entered into exchange agreements with the holders of 300,000 of the Bridge Notes, wherein the notes were to be converted into 3,000,000 shares of the Company’s common stock. In May and June of 2008, the Company entered into a new series of Bridge Notes with several unrelated parties totaling $470,000. The Bridge Notes were originally due six months from the date of issuance and incur interest at the rate of 10% per annum. On December 1, 2010, the Bridge Note was amended to extend the due date to June 1, 2011. The notes are convertible by the holder at any time at a conversion price equal to the per share price of a new issuance. In connection with the Bridge Notes, the Company also issued warrants to purchase 470,000 shares of the Company’s common stock at an exercise price $.15 and warrants to purchase 470,000 shares of the Company’s common stock at an exercise price of $.25, reduced to $.05 and $.15, respectively, by the July 2, 2010 Amendment to the Bridge Notes. The warrants may be exercisable at any time for a period of 5 years. In connection with the issuance of the warrants, the Company reflected a value for the warrants totaling $47,112; no value adjustment was reflected for the price reduction, as the value change was not material. The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 4.86%; and expected lives of 5 years. On December 1, 2010 the Company amended these notes to change the warrant exercise price to $.05. During the three months ended January 31, 2011, the Company issued 1,135,890 common stock shares in connection with the Bridge Note amendments. During the nine months ended July 31, 2011, the Company issued 41,709,577 common stock shares in payment of accrued interest and principal.

In March 2009, the Company obtained interest free advances from two of its officers totaling $40,000.

Round D Loans

Commencing May through October 2007, the Company entered into notes (“Round D Notes”) with several unrelated parties totaling approximately $2,916,000. The Round D Notes incur interest at rates ranging from 12% to 14% per annum, payable semi-annually and are due 3 years from the date of issuance. These notes were not paid by October 31, 2010. In connection with the Round D Notes, the Company also issued warrants to purchase 9,445,744 shares of the Company’s common stock at an exercise price of $.15. The warrants may be exercisable at any time for a period of 5 years. In connection with the issuance of the warrants, the Company has reflected a value for the warrants totaling $549,011. The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 3.57%; and expected lives of 5 years. During the nine months ended July 31, 2011, the Company issued 42,510,842 common stock shares in payment of accrued interest and principal.

Round E Loans

In April, July and August 2009, the Company entered into a series of convertible notes aggregating $170,000. The notes are due one year from the date of issuance and incur interest at the rate of 10% per annum. In connection with the notes, the Company issued five year warrants to purchase 1,602,857 shares of the Company’s common stock at an exercise price of $.05 per share. The warrants may be exercisable at any time for a period of 5 years. No expense was recorded for these warrants as the additional cost was not material. The notes were not paid by the due date; however, the note holders waived the default. During the nine months ended July 31, 2011, the Company issued 1,279,050 common stock shares in payment of accrued interest.

PSI CORPORATION
NOTES TO FINANCIAL STATEMENTS
July 31, 2011

Round F Loans

In November 2009, January 2010 and March 2010 the Company entered into a series of convertible notes aggregating $419,000. The notes are due one year from the date of issuance and incur interest at the rate of 10% per annum. In connection with the notes, the Company issued five year warrants to purchase 11,971,429 shares of the Company’s common stock at an exercise price of $.05 per share. The warrants may be exercisable at any time for a period of 5 years. In connection with the issuance of the warrants and conversion features, the Company has reflected a value totaling $236,417. The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 2.068 to 2.60% and expected lives of 5 years. During the nine months ended July 31, 2011, the Company issued 1,729, 753 common stock shares in payment of accrued interest and principal. The notes were not paid by the due date; however, the note holders waived the default.

Round G Loans

In May through November 2010, the Company entered into a series of convertible notes aggregating $805,000. The notes are due one year from the date of issuance and incur interest at the rate of 10% per annum. The interest is payable in cash or common shares at the discretion of the Company. The notes are convertible into common shares at a conversion price of $.035 per share. In connection with the notes, the Company issued five year warrants to purchase 23,000,000shares of the Company’s common stock at an exercise price of $.05/share. Through October 31, 2010, the Company issued 2,900,157 shares of common stock in payment of accrued interest and principal. In connection with the issuance of the warrants and conversion features, the Company has reflected a value totaling $192,608. The fair value of the warrant grant was estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rates between 1.23% and 2.03%, and expected lives of five years. In November 2010 the company entered into a convertible note for $50,000. The note is due nine months from the issuance date and bears interest at 8% per annum. The note is payable in cash or common shares at the discretion of the Company. The notes are convertible into common shares at 58% of the closing share price on the date of conversion. During the nine months ended July 31, 2011, the Company issued 10,183,493 common stock shares in payment of accrued interest and principal.

Round H loan

In March 2011 the Company issued a convertible note aggregating $100,000. The note is due one year from the date of issuance and incurs interest at the rate of 10% per annum. The notes are convertible into common shares at a conversion price of $.035 per share. In connection with the notes, the Company issued five year warrants to purchase 2,857,143 shares of the Company’s common stock at an exercise price of $.05 per share.

For all of the debt financing described above, the Company has the option to either pay the interest due in cash or in shares of the Company’s common stock.

7. Preferred Stock

Convertible Preferred Stock

In June and July 2011, the Company entered into preferred stock subscription agreements for 8 shares of the company’s preferred stock aggregating $200,000. The preferred stock is convertible into 10,000,000 of common stock 60 days from date of issuance. In connection with the preferred stock, the Company issued five year warrants to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $.04/share.

PSI CORPORATION
NOTES TO FINANCIAL STATEMENTS
July 31, 2011

7. Commitments

Operating Leases

The Company leases office space and equipment under a non-cancelable operating lease agreement expiring in November 2011. Total rent expense for these operating leases were approximately $30,800 and $32,949 for the nine months ended July 31, 2011 and 2010, respectively.

In June 2011 the Company entered into a Master Leasing Agreement with Yellow Box Leasing LLC. The terms of the agreement provide up to $1.25 million in equipment lease financing for Coupon Express Kiosks. The lease provides for the creation of sub-leases for each order of 25 Kiosks ordered. In June of 2011 the Company ordered 25 new Kiosks with a value of $ 125,000. These Kiosks are expected to be received from the manufacturer on September 15, 2011. Terms of this sub-lease provide for payments of $140/month over 3 years.

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

8. Income Taxes

The Company has not filed federal or state tax returns for the years ended October 31, 2004 to 2010. The Company did not believe it owed material federal or state taxes for these fiscal years as a result of its operating losses. At July 31, 2011, the Company had approximately $13.5 million of net operating losses (“NOL”) carryforwards for federal and state income purposes. These losses are available for future years and expire through 2030.Utilization of these losses may be severely or completely limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

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

9. Prior Period Adjustment

For the year ended October 31, 2010, the Company identified approximately $1.642 million of errors relating to an overstatement primarily of accounts payable, accrued expenses and other balance sheet items from the year ended October 31, 2009; $1.144 million was disclosed in the quarter ended July 31, 2010, the balance was included in the fourth quarter ended October 31, 2010. Accordingly, the Company’s October 31, 2010 balance sheet, included in its annual report on Form 10-K, was adjusted to reduce accounts payable , accrued expenses and other balance sheet accounts by the $1.642 million; a corresponding entry was recorded to reduce previously reported accumulated deficit by the same amount.

10. Subsequent Events

Subsequent to the three months ended July 31, 2011, a note holder in the Bridge and D rounds converted their outstanding principal $152,783 into 1,439,861 shares of the Company’s common stock.

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

Our kiosks provide consumers with information and functionality needed to redeem coupons for obtaining immediate discounts in store. Digital signage screens attached to the kiosks provide advertising opportunities for both national and local advertisers

The kiosks are currently placed in supermarkets; however, during the fiscal year ending October 31, 2011, the company will deploy the kiosk into convenience stores on a pilot basis in retail pharmacies. The kiosks display promoted products on the digital screen as well providing the ability to redeem coupons in order to purchase at a discounted rate. The system tracks the number of dispensed coupons and as well calculates the rebates that the store is due. The upper screen can be used as a tool to advertise store promotions and it has an interface allowing the local store to display and show special promotions. It receives its information from central servers that distributes the data to specific locations as required. The loyalty enrollment program and dispensing of loyalty cards is designed to automate the manual function provided by the store employees and allow the system to gather information on specific purchase trends.

Results of Operations

For the three and nine months ended July 31, 2011 and 2010, the Company reported revenues of $1,103 and $16,774 and $30,245 and $53,003 respectively, a decrease of $29,142 (96.3%) and $36,229 (68.3%), respectively.

The Company’s net loss from operations for the three and nine months ended July 31, 2011 and 2010 was $396,486 and $291,918 and $1,455,614 and $1,366,298, respectively, an increase of $104,568 (35.8%) and $89,316 (6.5%), respectively.

The increases in net loss for the three and nine month periods ended July 31, 2011 is primarily attributable to a decrease in revenues discussed above, an increase in administrative expenses of approximately $66,000 (34.5%) and an increase in interest expense of approximately $10,000.

The increase in net loss for nine months ended July 31, 2011 is primarily attributable to a decrease in advertising revenue as discussed above, and an increase in interest expense of approximately $9,000 (1.4%), a decrease in gain on disposal of fixed assets of approximately $84,000, partially offset by a decrease of approximately $16,000 (1.8%) in general administrative expenses, and a $24,000 decrease in loss on settlements.

Our revenues for the three and nine months ended July 31, 2011 were derived exclusively from advertising revenue. Our losses from operations for the three and nine months ended July 31, 2011 and 2010 were attributable to our inability to achieve significant revenues while incurring material working capital costs, including costs of development and deploying our kiosks.

Liquidity and Capital Resources

Cash Flows

Cash used in operations for the nine months ended July 31, 2011and 2010 was approximately $528,000 and $725,000, respectively, a decrease of approximately $198,000 (27.1%). This decrease in use of funds for operations is primarily attributable to increases in accounts payable and accrued expenses, increases in depreciation, amortization of debt discount, and shares issued for consulting fees, partially offset by amortization of debt financing cost, a decrease in gain on disposal of fixed assets, and a decrease of other current assets.

Cash flows used in and provided by investing activities for the nine months ended July 31, 2011 were approximately $113,000 and $11,000, respectively, a decrease of $124,000; this decrease is primarily attributable to the decrease of approximately $136,000 from proceeds received from the sale of fixed assets during the nine months ended July 31, 2010.

Cash flows provided by financing activities for the nine months ended July 31, 2011 and 2010 were approximately $600,000 and $711,000, respectively, a decrease of approximately $111,000 (15.6%). This decrease is primarily attributable to a decrease of approximately $51,000 in proceeds from the sale of common stock and preferred stock, an increase of approximately $ 261,000 in repayment of debt, partially offset by $ 201,000 in proceeds received from the issuance of debt.

Other Debt Transactions

During the course of the nine months ended July 31, 2011, note holders of the Company’s convertible debt converted a total of $2,245,867 into 73,868,614 shares of the Company’s common stock.

Subsequent to the three months ended July 31, 2011, a note holder in the Bridge and D rounds converted their outstanding principal ($152,783) into 1,439,861 shares of the Company’s common stock.

Cash and cash equivalents

We had cash and cash equivalents of $56,407 as of July 31, 2011.

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

Off-Balance Sheet Arrangements

In June 2011 the Company entered into a Master Leasing Agreement with Yellow Box Leasing LLC. The terms of the agreement provide up to $1.25 million in equipment lease financing for Coupon Express Kiosks. The lease provides for the creation of sub-leases for each order of 25 Kiosks ordered. In June of 2011 the Company ordered 25 new Kiosks with a value of $ 125,000. These Kiosks are expected to be received from the manufacturer on September 15, 2011. Terms of this sub-lease provide for payments of $140/month over 3 years.

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

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

In the period November 1, 2010 to July 31, 2011, the Company issued 1,183,000 shares of restricted stock to various parties that provided professional fees in lieu of payment. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

In January 2011, the Company issued 1,135,890 shares of restricted stock to holders of its 10% Convertible Subordinated Bridge Round Notes, to meet the requirements of the anti-dilution provisions. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

For the nine months ended July 31, 2011, the Company issued 657,222 shares of restricted stock to a holder of its 14% Convertible Subordinated Bridge Round note upon conversion of the $78,866 outstanding principal balance of such note at a price per share of $0.12 and issued 1,633,339 shares of restricted stock in lieu of the accrued interest thereon, at a price per share of $ 0.10. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

For the nine months ended July 31, 2011, the Company issued 29,666,667 shares of restricted stock to a holder of its 14% Convertible Subordinated Roger May Bridge Round note upon conversion of the $445,000 outstanding principal balance of such note at a price per share of $0.015 and issued 9,752,349 shares of restricted stock in lieu of the accrued interest thereon, at a price per share of $ 0.015. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

For the nine months ended July 31, 2011, the Company issued 31,371,710 shares of restricted stock to holders of its 14% Convertible Subordinated Round D note upon conversion of $1,385,000 outstanding principal balance of such note at a price per share of $0.10 and issued 11,139,132 shares of restricted stock in lieu of the accrued interest thereon, at a price per share of $ 0.10. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

For the nine months ended July 31, 2011, the Company issued 951,086 shares of restricted stock to a holder of its 10% Convertible Subordinated Round E upon conversion of $70,000 outstanding principal balance of such note at a price $0.0736 and issued 327,964 shares of restricted stock in lieu of the accrued interest thereon, at a price per share of $ 0.10. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

For the nine months ended July 31, 2011, the Company issued 1,200,000 shares of restricted stock to a holder of its 10% Convertible Subordinated Round F note upon conversion of the $42,000 outstanding principal balance of such note at a price per share of $0.035 and issued 529,753 shares of restricted stock in lieu of the accrued interest thereon, at a price per share of $ 0.10. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

For the nine months ended July 31, 2011, the Company issued 9,771,929 shares of restricted stock to a holder of its 10% Convertible Subordinated Round G note upon conversion of the $200,000 outstanding principal balance of such note at a price per share of $0.02 and issued 595,006 shares of restricted stock in lieu of the accrued interest thereon, at a price per share of $ 0.064. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933.

In June and July 2011, the Company entered into preferred stock subscription agreements for 8 shares of the company’s preferred stock aggregating $200,000. The preferred stock is convertible into 10,000,000 of common stock 60 days from date of issuance. In connection with the preferred stock, the Company issued five year warrants to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $.04/share.

Item 3.

Defaults Upon Senior Securities

NONE

See Note 6 to our Financial Statement for a complete discussion of all defaults with respect to various promissory notes issued by us that have occurred prior to this fiscal quarter.

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

PSI Corporation

By:	/s/ Eric Kash

Name:	Eric Kash
Title:	Chief Executive Officer, Chief Financial Officer
(Principal Executive and Financial Officer)
Date:	September 9, 2011