Form 10-Q/A
period 2011-07-31
PSI CORP
filed 2011-10-07
CIK 888702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☐

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

Or

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:  ___________ to _____________

Commission File Number: 0-20317

PSI CORPORATION

(Exact name of registrant as specified in its charter)

Nevada

33-0912085

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No)

303 Fifth Avenue, Suite 210, New York, NY 10016

 (Address of Principal Executive Office) (Zip Code)

(914) 371-2441

(Registrant's telephone number, including area code)

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

Smaller reporting Company

☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ❑ Yes    ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of September 2, 2011, there were 238,846,797 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

As of July 31, 2011, there were 8 shares of the Registrant's Series A Preferred Stock, $0.001 par value per share, outstanding.

EXPLANATORY NOTE

The purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2011, originally filed with the Securities and Exchange Commission (“SEC”) on September 9, 2011, is to (i) revise our Statement of Cash Flows for the Nine Months Ended July 31, 2010, which was inadvertently filed incorrectly; and (ii)  to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. The Amendment No. I speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-0.  All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports filed with the SEC, as may be amended, for periods subsequent to the date of the original filing of the Form 10-Q for the quarterly period ended July 31, 2011.

Pursuant to Rule 406T of Regulation S-T the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PSI CORPORATION

For The Quarterly Period Ended July 31, 2011
TABLE OF CONTENTS

		Page
		Number

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements –

	Balance Sheets as of July 31, 2011(unaudited) and October 31, 2010	2

	Statements of Income for the three and nine months ended July 31, 2011and 2010(unaudited)	3

	Statements of Stockholders’ Equity as of July 31, 2011(unaudited) and October 31, 2010	4

	Statements of Cash Flows for the nine months ended July 31, 2011 and 2010 (unaudited)	5

	Notes to the Financial Statements	6-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	20

Item 4.	(Removed and Reserved)	20

Item 5.	Other Information	20

Item 6.	Exhibits

SIGNATURES

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PSI Corporation
Balance Sheet

	July 31, 2011	October 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash	$56,407	$96,871
Accounts Receivable, net	1,259	32,981
Notes Receivable, net	—	8,125
Total current assets	57,666	137,977
Property and equipment, net of accumulated depreciation	306,975	232,965
Total assets	$364,641	$370,942
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$657,685	$538,312
Accrued Interest	93,500	1,220,490
Notes payable — net of long term	2,502,963	3,781,690
Total current liabilities	3,254,148	5,540,492
Notes payable — net of short term	—	300,000
Total liabilities	3,254,148	5,840,492
Stockholders’ deficiency
Preferred stock $.001 par value; 5,000,000 shares authorized, 10,000,000 shares issued and outstanding	10,000	—
Common stock, $.001 par value; 300,000,000 shares authorized, 221,703,740 and 120,900,693 shares issued and outstanding at July 31, 2011 and October 31, 2010, respectively	221,703	120,900
Additional paid-in capital	16,028,602	12,103,748
Deficit	(19,148,825)	(17,693,211)
Less: Common Stock in Treasury	(987)	(987)
Total stockholders’ deficiency	(2,889,507)	(5,469,550)
Total liabilities and stockholders’ deficiency	$364,641	$370,942

The accompanying notes are an integral part of these financial statements.

Income Statements
(Unaudited)

	Three Months Ended July 31, 2011		Nine Months Ended July 31, 2011
	2011	2010	2011	2010
Revenue	$1,103	$30,245	$16,774	$53,003
Administrative expenses	255,265	189,678	831,522	847,368
Loss from operations	(254,162)	(159,433)	(814,748)	(794,365)

Other Income (Expense)
Interest, net	(142,324)	(132,485)	(640,866)	(631,961)
Gain on disposal of fixed assets	—	—	—	84,028
Loss on settlements	—	—	—	(24,000)
Total other income (expense)	(142,324)	(132,485)	(640,866)	(571,933)
Net loss	$(396,486)	$(291,918)	$(1,455,614)	$(1,366,298)
Basic and diluted weighted average shares	212,755,688	111,189,917	186,737,955	102,053,188
Basic and diluted loss per share	($0.00)	($0.00)	($0.01)	($0.01)

The accompanying notes are an integral part of these financial statements.

PSI Corporation
Statement of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Deficit
Balance, October 31, 2009	88,074,744	$88,074			11,060,532	$(16,603,774)	$(987)	$(5,456,155)
Reversal of shares transactions never issued	(3,000,000)	(3,000)			(297,000)			(300,000)
Issuance of warrants in connection financing					354,486			354,486
Conversion of Notes Payable	11,657,750	11,658			328,342			340,000
Issuance of Shares for consulting services	7,271,401	7,271			356,299			363,570
Issuance of shares for interest	4,848,998	4,849			313,137			317,986
Issuance of penalty and anti-dilution shares	12,047,800	12,048			(12,048)			—
Retained earnings adjustment						1,624,507		1,624,507
Net loss						(2,713,944)		(2,713,944)
Balance, October 31, 2010	120,900,693	120,900			12,103,748	(17,693,211)	(987)	(5,469,550)
Conversion of Notes Payable	73,868,614	73,869			2,171,998			2,245,867
Issuance of Shares for consulting services	1,183,000	1,183			38,137			39,320
Issuance of penalty and anti-dilution shares	1,135,890	1,136			(1,136)			—
Issuance of warrants in connection with financing					64,542			64,542
Issuance of shares for interest	23,727,543	23,728			1,462,201			1,485,929
Sale of convertible preferred stock			10,000,000	10,000	190,000			200,000
Issuance of replacement shares	888,000	888			(888)			—
Net loss						(1,455,614)		(1,455,614)
Balance, July 31, 2011	221,703,740	$221,703	10,000,000	$10,000	$16,028,602	$(19,148,825)	$(987)	$(2,889,507)

The accompanying notes are an integral part of these financial statements.

PSI Corporation
Statements of Cash Flows
(Unaudited)

	Nine Months Ended July 31, 2011
	2011	2010
Cash flows from operations
Net income (loss)	$(1,455,614)	$(1,366,298)
Adjustment to reconcile net loss to net cash:
Depreciation	38,828	23,950
Allowance for doubtful accounts	23,020	—
Amortization of debt financing Costs	—	62,908
Amortization of debt discounts	331,677	179,336
Gain on disposal of fixed assets	—	(84,028)
Shares issued for consulting fees	39,320	298,000
Changes in operating assets and liabilities:
Accounts receivable	16,827	6,892
Other Current Assets	—	(52,666)
Accounts payable and accrued expenses	119,373	70,627
Accrued interest	358,939	—
Net cash provided by (used in) operating activities	(527,630)	(861,279)

Cash flows from investing activities
Proceeds from sale of fixed assets	—	136,149
Debt financing costs		(125,403)
Purchase of property and equipment	(112,838)	(30,000)
Net cash provided by (used for) investing activities	(112,838)	(19,254)

Cash flows from financing activities
Proceeds from issuance of debt	620,000	674,000
Proceeds from sale of preferred stock	200,000
Proceeds from sale of common stock	64,542	315,972
Repayment of debt	(284,538)	(27,365)
Net cash provided by (used for) financing activities	600,004	962,607
Net increase (decrease) in cash	(40,464)	82,074
Cash, beginning of period	96,871	29,607
Cash, end of period	$56,407	$111,681
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$10,246	$51,311
Supplemental disclosure of non-cash transactions:
Common stock issued in payment of accrued interest and previously incurred debt	$3,731,795	$—

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

5. Debt

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

6. Preferred Stock

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

Eric Kash
Title:

Chief Executive Officer, Chief Financial Officer

(Principal Executive and Financial Officer)

Date:

October 7, 2011

Item 6.  Exhibits.

31.1

Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011

32.1

Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS XBRL

Instance Document

101.SCH XBRL

Taxonomy Extension Schema

101.CAL XBRL

Taxonomy Extension Calculation Linkbase

101.DEF XBRL

Taxonomy Extension Definition Linkbase

101.LAB XBRL

Taxonomy Extension Label Linkbase

101.PRE XBRL

Taxonomy Presentation Linkbase