Form 10-K
period 2011-10-31
PSI CORP
filed 2012-01-27
CIK 888702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from _______________ to ___________

Commission File Number: 0-20317

COUPON EXPRESS, INC.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐      No ☑

On April 29, 2011, there were 206,773,250 shares of the Registrant’s common stock outstanding.  The aggregate market value of common stock, held by non-affiliates of the registrant on April 29, 2011 was approximately $3,000,000 (based on a total of 166,009,786 shares of the Registrant’s common stock held by non-affiliates on April 29, 2011, at the closing price of $.0018 per share).

On January 9, 2012, there were 268,906,199 shares of common stock and no shares of Preferred Stock of the Registrant outstanding.

COUPON EXPRESS, INC.

FORM 10-K

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Coupon Express, Inc. (the “Company”) to differ materially from those expressed or implied by such forward-looking statements.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the rate of market development and acceptance of our products; the execution of our marketing plans; any statement concerning developments, performance or industry rankings relating to products or services; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing.  The risks, uncertainties and assumptions referred to above include the performance of contracts by suppliers, customers and partners; employee management issues; the difficulty of aligning expense levels with revenue changes; and other risks that are described herein, including but not limited to the specific risks areas discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report, and that are otherwise described from time to time in the Company’s periodic disclosure statements and for reports filed with the Securities and Exchange Commission.  The Company assumes no obligation and does not intend to update these forward-looking statements.

PART I

ITEM 1.  Business

Overview

Coupon Express, Inc., which we refer to as “we,” “us,” “Coupon Express, Inc.,” “CE,” or the “Company” is a digital signage company that specializes in the placement and management of coupon kiosks. We incorporated as a Nevada corporation under the name Happy Mergers, Inc. on September 26, 1990.   In November 1991, Global Spill Management, Inc., a Delaware corporation, was merged into Happy Mergers, Inc., and our name was changed to Global Spill Management, Inc. In October 1998, we changed our name to Biofarm, Inc. For the period of October 31, 1999 through December 10, 2004, we were a public shell company with no revenue from operations. On August 24, 2004, we entered into a Share Exchange Agreement with the stockholders of Friendlyway Corporation (“Friendlyway”), pursuant to which we agreed to acquire all of the outstanding shares of Friendlyway in exchange for the issuance of 18,000,000 shares of our Common Stock and the assumption of outstanding options granted to Friendlyway employees. On April 19, 2005, we filed an amendment to our Articles of Incorporation changing our name to Friendlyway Corporation.

In September 2006, we changed our name to PSI Corporation, which was subsequently changed in October 2011 to Coupon Express, Inc.

Our principal executive offices are located at 303 5th Avenue, Room 206, New York, NY 10016, and our telephone number is (914) 371-2441. Our fiscal year end is October 31.  Our website address is www.couponexpressinc.com. We do not intend for information on our websites to be incorporated into this 10-K.

Our Product

Our proprietary kiosks have been installed in supermarket chains throughout the New York City tri-state region, West Coast and Midwest regions.  Coupon Express kiosk, our lead product, provides in-store on-demand customized couponing through point of purchase (“POP”) services such as in-store product advertising and on-demand coupons, as well as redeeming text-messaged and loyalty-card coupons.  Our in-store coupons have a higher redemption rate compared to the rate for traditional coupons.

Our kiosks employ features including printing ‘on-demand’ coupons issued directly from the kiosks which can only be utilized in a specific venue within a specified period of time. These coupons are bar coded, which makes the processing and data analyzing efficient. Secondly, the kiosks are capable of issuing coupons for redeeming offers sent to cell phones via text-messaging. We filed two patent applications regarding the kiosks because of its ability to serve as a printing and distribution point for on-demand and text-messaged coupons. The third unique feature of the kiosks is their ability to enroll people into a loyalty-card program managed by the particular retailer. The kiosks will permit encrypted data to be read from the associated loyalty card database and has the capability of providing unique offers that the retailer wishes to give to its loyalty-card holding customers.  Through a joint marketing agreement with Midax, Inc., a leading systems integrator for the independent grocery store industries, we provide a seamless transaction for issuing, redeeming and reporting coupons, and create a loyalty and shopping list service.

We anticipate deploying the kiosks to retailers in exchange for the retailer receiving a revenue share percentage of the revenues derived from the kiosks. We hope to earn revenue by charging fees for standard advertisements and for cell phone text messaging ads.

We anticipate that our kiosks’ diverse functions will allow it to compete as a unique coupon distribution point for many products and services. With a footprint of eighteen inches wide, it will permit many types of service establishments to host a kiosk and integrate their own unique point of sale (“POS”) software to this kiosk. The integration of the venue’s POS to the kiosks will permit the retailer and advertiser access to valuable data about consumer behavior. Compared to the standard coupon report system of an average of 100 days, our technology provides advertisers and store owners with electronic sales reports within six minutes.

Markets

Our kiosks currently address two primary markets:  national and regional supermarket chains.  As of December 31, 2011, we have installed Coupon Express kiosks in supermarkets throughout the New York City tri-state region, including D’Agostino’s, Best Yet, Met Foods, Key Food, Associated Supermarket, C-Town, Bravo, Fine Fare, and the National Supermarkets Association. The company also has West coast deployments through Payless, IGA and Cardenas.

ITEM 1.  Business (continued)

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

As of December 31, 2011, we have 2 pending U.S. patent applications for our kiosks. Our pending U.S. patent applications involve the intellectual property that creates the functionality of the kiosks to serve as a printing and distribution point for on-demand and text-messaged coupons. Through our patents pending for software applications, our kiosks and services are able to provide in-store customized couponing, in multiple languages, for immediate impact in regional independent retailers in the grocery and convenience store industries. These in-store point-of-purchase coupons enable retailers to quickly determine ideal price-points for new products and mitigate losses from hard-to-sell items.

Protection of our proprietary technology and our rights over that technology, from copy or unchallenged and improper use, is essential to our future success. Any challenges to, or disputes concerning, our core technology may result in great expense to use, delays in bringing products to market and disruption of our focus on our core activities.  They may also result in loss of rights over our technology or the right to operate in particular markets due to adverse legal decisions against us.

Failure to register appropriate patents, copyrights or trademarks in any jurisdiction may impede our ability to create brand awareness in our products, result in expenses in pursuing our rights with respect to our intellectual property, or result in lost revenues due to intellectual property disputes. Where we may be required to purchase licenses from sellers with prior rights in any country, we cannot assure you that we will be able to do so at a commercially acceptable cost.

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

We strive to provide direct and indirect benefits to our retailers that are superior to or competitive with other providers or systems or alternative uses of the floor space that our kiosks occupy. We believe that our kiosks compete favorably with other in-store systems marketed to retailers because of the quality of our products and our ability to provide timely electronic coupon sales reports to retailers

ITEM 1.  Business (continued)

and advertisers. In addition, we focus on distinguishing our products from competitors by offering on-demand customization and on-demand coupons triggered by text messaging.

Employees

We have four full time employees, one who works out of our Colorado Springs office and two more who work out of South Carolina office and our CEO who works out of the New York City office. We also employ consultants to assist management as is required by business needs.  Our employees are not part of a union.

Available Information

We will provide, upon request and free of charge, paper copies of our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including any amendments to the foregoing reports, as soon as is reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.  These materials along with our Code of Business Conduct and Ethics are also available through our corporate website at www.mgtci.com.  A copy of this annual report on Form 10-K is located at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The public may also download these materials from the Securities and Exchange Commission’s website at http://www.sec.gov.Any amendments to, and waivers of, our Code of Business Conduct and Ethics will be posted on our corporate website.

ITEM 1A:  Risk Factors

Discussion of our business and operations included in this annual report on Form 10-K should be read together with the risk factors set forth below.  They describe various risks and uncertainties to which we are or may become subject.  These risks and uncertainties, together with other factors described elsewhere in this report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.  New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our financial performance.  Each of the risks described below could adversely impact the value of our securities. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

We cannot assure you that the Company will be successful in commercializing any of the Company’s products and, in particular, our proprietary kiosks, or if any of the products will prove to be profitable for the Company.

The Company has only had a limited operating history and has just commenced generating revenue from operations upon which an evaluation of its prospects can be made.  The Company’s prospects must be considered keeping in mind the risks, expenses and difficulties frequently encountered in the establishment of a new business in a constantly changing industry.  There can be no assurance that the Company will be able to achieve profitable operations in the foreseeable future if at all.

The Company has identified a number of specific risk areas that may affect the Company’s operations and results in the future.

RISKS RELATED TO OUR BUSINESS

Our independent auditors have issued a going concern opinion and, if we are unable to generate enough financing or cash from operations to sustain our business, then we may have to liquidate assets or curtail our operations.

In its audit report dated January 13, 2012 for the years ended October 31, 2011 and 2010, the opinion of our independent registered public accounting firm, Patrick Rodgers, CPA, PA, was qualified only as to the uncertainty of our ability to continue as a going concern. Most notably, significant recurring net losses through October 31, 2011 raise substantial doubt about our ability to continue as a going concern. During the fiscal year that ended October 31, 2011, we incurred net losses of $2,123,500. We will need to generate significant revenue in order to achieve profitability and we may never become profitable.

We are a development stage company with a limited operating history who expects to continue to incur losses and as such, may never achieve profitability.

ITEM 1A:  Risk Factors (continued)

We are currently in the development stage, and are the surviving entity of several former corporate incarnations.  Over the past several years, we have been principally engaged in organizational, licensing, financing, technology protection, and marketing activities.  We are subject to all of the risks inherent to the establishment of a developing business. The potential for success should be considered in light of the unforeseen problems, delays, complications, and added expenses often encountered with a development stage business and the status quo of the environment in which we will operate.  We do not have a history of operations from which investors can draw reasonable conclusions as to our future performance, and there can be no assurances that we will ever operate profitably or be commercially successful.

We have incurred significant operating losses since inception.  As a result, we continue to report negative cash flows from operations.  There can be no assurance that our efforts  to reduce negative cash flows will be successful, and this could have a material adverse effect in our business, financial condition, and results of operations.

If we are unable to accumulate and maintain sufficient cash resources, our existing and future debt obligations could impair our liquidity and financial condition.

We have substantial indebtedness. As a result, we will be subject to all of the risks associated with substantial leverage, including the risk that available cash may not be adequate to make required payments to the holders of notes and previously issued debt. If we do not generate sufficient cash flow from operations to satisfy our interest payments, we will be required to utilize currently available cash resources for this purpose.  Our ability to satisfy our debt obligations out of cash flow will be dependent upon our future performance and will be subject to financial, business and other factors affecting our operations, many of which may be beyond our control. In the event we do not have sufficient cash resources to satisfy annual interest or other repayment obligations, we will be in default, which would have a material adverse effect on our operations.  To the extent that we are required to use current cash resources to satisfy interest and other repayment obligations, we will have less resources available for business purposes.

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

ITEM 1A:  Risk Factors (continued)

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

Currently, we are managed by Eric L. Kash, Chief Executive Officer and Chief Financial Officer.  Mr. Kash will continue to play a key role in our management, and the loss of his services could adversely affect our business and our prospects. We currently have an employment agreement with Mr. Kash.  We intend to expand our management team by attracting senior management with relevant, current expertise. There can be no assurance that we will be successful in attracting and retaining additional technical, marketing, and management personnel as may be required to fully implement our short and long-term business plans.

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

ITEM 1A:  Risk Factors (continued)

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

We are currently involved in a dispute over a services contract. S.O.S. Resources Inc. and its president, Sol Russo have claimed that SOS fully performed under an agreement with us and is entitled to receive 3,110,000 shares of our unrestricted common stock, and later asserted they would seek a sum of $1,191,600 from us.  We believe that SOS and Mr. Russo did not perform under the contract, and intend to vigorously defend ourselves against such claim.  While we believe that SOS and Mr. Russo’s suit is without merit, we will have to pay costs associated with arbitrating this claim.

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

ITEM 1A:  Risk Factors (continued)

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

The protection of our intellectual property may be uncertain, and we may face possible claims of others.

Although we have filed patent applications with respect to certain aspects of our technology, we generally do not rely on patent production with respect to our products and technologies.  Instead, we rely primarily on a combination of trade secrets and copyright law, employee and third-party non-disclosure agreements and other protective measures to protect intellectual property rights pertaining to our products and technologies. Such measures may not provide meaningful protection of our trade secrets, know-how or other intellectual property in the event of any unauthorized use, misappropriation or disclosure. Others may independently develop similar technologies or duplicate our technologies.  In addition, to the extent that we apply for any patents, such applications may not result in issued patents or, if issued, such patents may not be valid or of value. Third parties could, in the future, assert infringement or misappropriation claims against us with respect to our current or future products and technologies, or we may need to asset claims of infringement against third parties.  Any infringement or misappropriation claim by us or against us could place significant strain on our financial resources, divert management’s attention from our business and harm our reputation. The costs of prosecuting or defending an intellectual property claim could be substantial and could adversely affect our business, even if we are ultimately successful in prosecuting or defending any such claims. If our products or technologies are found to infringe the rights of a third party, we could be required to pay significant damages or license fees or cease production, any of which could have a material adverse effect on our business. If a claim is brought against us, or we ultimately prove unsuccessful on the claims on our merits, this could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

General Market Risks

We may not be able to access credit.

We face the risk that we may not be able to access credit, either from lenders or suppliers, or have facilities reduced or terminated.  Failure to access credit from any of these sources could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

Recent global economic trends could adversely affect our business, liquidity and financial results.

Recent global economic conditions, including disruption of financial markets, could adversely affect us, primarily through limiting our access to capital and disrupting our clients’ businesses.  In addition, continuation or worsening of general market conditions in economies important to our businesses may adversely affect our clients’ level of spending and ability to obtain financing, leading to us being unable to generate the levels of sales that we require.  Current and continued disruption of financial markets could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

ITEM 1A:  Risk Factors (continued)

We may not be able to maintain effective internal controls.

If we fail to maintain the adequacy of our internal accounting controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404.  Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

RISKS RELATED TO OUR STOCK

Our stockholders may experience substantial dilution in the value of their investment if we issue additional shares of our capital stock or other securities convertible into common stock.

We have authorized 800,000,000 shares of common stock. As of October 31, 2011, there were 260,953,819 shares issued and outstanding. We have also issued securities that are convertible into our Common Stock, including convertible notes and warrants.  New issues of stock or conversion or exercise of our derivative securities into common stock will dilute the ownership of current investors and the value of your investment may decrease.

Our recent offering of Convertible Senior Notes and Warrants may limit our ability to raise additional capital and/or take certain corporate action.

In October 2011, we completed a private placement of $1,462,500 aggregate principal amount of Cumulative Convertible Senior Notes (“Senior Notes”) and Warrants to certain investors, that included the Company’s existing Series A Preferred Stockholders.  The Senior Notes, which mature on October 24, 2012 (subject to a one-year extension under certain circumstances), are convertible into shares of the Company’s Series A Preferred Stock (“Preferred Stock”) at a rate of one share of Preferred Stock for each $25,000 of Senior Notes.  Upon the conversion of the Company’s remaining convertible debt, or upon the consent of a majority in principal amount of the Senior Notes, the Senior Notes will be converted into shares of Preferred Stock.  The Senior Notes are secured obligations of Coupon Express and will bear interest at a rate of 7% per year.

The shares of Preferred Stock bear a cumulative dividend of 7% per annum.  Upon liquidation, and upon an acquisition of the Company, the holders of Preferred Stock are entitled to a liquidation preference equal to the greater of (i) the amount invested plus all accrued and unpaid dividends, or the amount the holders of Preferred Stock would receive had they converted the Preferred Stock to Common Stock immediately prior to such event.  Each share of Preferred Stock is convertible into 1,250,000 shares of the Company’s Common Stock, subject to certain adjustments.  The Certificate of Designation of the Preferred Stock provides that without the consent of a majority of the outstanding principal amount of Notes (or Series A Preferred Stock, if converted), the Company may not:

1.

amend the Articles of Incorporation, by-laws, Certificate of Designation or any other certificate of designation or file any new certificate of designation;

2.

issue any Common Stock, Preferred Stock, Common Stock Equivalents or other securities or amend the terms thereof;

3.

redeem any outstanding Common Stock, Preferred Stock, Common Stock Equivalents or other securities;

4.

incur or repay indebtedness for borrowed money;

5.

acquisitions or dispositions of material assets;

6.

enter into any acquisition, merger, consolidation, reorganization or similar transaction;

7.

create subsidiaries or other affiliates;

8.

dissolve, liquidate or wind up or file any petition under insolvency or bankruptcy laws;

9.

enter into any contract or arrangement with any present or former director, executive officer, shareholder, partner, member, employee or affiliate of the Company or any of its subsidiaries, or any of such Person's affiliates or immediate family members;

10.

change senior management of the Company;

11.

declare or pay dividends or declare or make other distributions other than the Base Dividends; or

12.

adopt or materially deviate from the business plan or budget adopted by the Board of Directors and (i) the holders of a majority of the Preferred Stock, voting as a separate class, or (ii) if a majority of the outstanding aggregate principal amount of Senior Notes shall not have been converted into Preferred Stock at such time, the holders of a majority of the then outstanding aggregate principal balance of the Senior Notes.

ITEM 1A:  Risk Factors (continued)

The Warrants are exercisable until October 24, 2016 at a price of $.04 per share (subject to certain adjustments) and entitle the holder to purchase 1,250,000 shares of the Company’s Common Stock for each $25,000 of principal amount of Senior Notes. The investors have entered into an Investors’ Rights Agreement which among other things, provides for Board representation, registration rights, and certain provisions regarding future sales of securities by the Company.

In prior rounds of financing, described in Note 4 Debt, the Company issued certain warrants, rights convertible into or exercisable or exchangeable for common stock (collectively the "Derivative Securities"). The Derivative Securities contain certain anti-dilution provisions, which provide for adjustment of the conversion price, exercise price or number of shares issuable, upon the occurrence of certain events. The Purchase Agreement required the Company, within 90 days of the closing date, to obtain from the holders of the Derivative Securities, a waiver, except in the case of any capital reorganization, split, combination or subdivision or reclassification, of any anti-dilution adjustments, it may have with respect to the Derivative Securities. In the event the Company is unable to obtain waivers from all of the holders of the Derivative Securities, the investors under the terms of the Purchase Agreement will be entitled to an adjustment of the conversion price, exercise price and the number of shares of common stock issuable to them under the Purchase Agreement.

The market for our common stock is volatile, and there is no assurance a strong market will develop.

Our common stock (CPXP.PK) is thinly traded and has experienced volatility in its daily stock price. We believe this volatility will continue until we have consistent business operations and are properly funded.

The equity markets may experience periods of volatility, which could result in highly variable and unpredictable pricing of equity securities. The market price of our common stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition and could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock. We cannot predict the potential impact of these periods of volatility on the price of our common stock. The Company cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future.

ITEM 1B.  Unresolved Staff Comments

Not applicable.

ITEM 2.  Properties

Our headquarters are located at 303 5th Avenue, Room 206, New York, NY 10016. We currently lease approximately 400 square feet of office space in a month to month arrangement for $1,100 per month.

Until November 30, 2011, we leased 2,061 square feet of office space located at 7222 Commerce Center Drive, Suite 210, Colorado Springs, CO 80919 for $3,200 per month. In December 2011 we moved into shared office space and are subletting for $250 per month in a month to month arrangement.

In November 2011 we leased additional space in South Carolina at 612 Johnnie Todds BLVD, Suite A5. The lease provides for 1500 square feet of office space for $1,000 per month

We believe that our properties will be adequate to meet our needs for the next twelve months however if we need additional space we believe we can locate such space on commercially reasonable terms.

ITEM 3.  Legal Proceedings

We are currently involved in a dispute over a services contract. S.O.S. Resources Inc. and its president, Sol Russo have claimed that SOS fully performed under an agreement with us and is entitled to receive 3,110,000 shares of our registered common stock, and later asserted they would seek a sum of $1,191,600 from us.  We believe that SOS and Mr. Russo did not perform under the contract, and

ITEM 3.  Legal Proceedings (continued)

intend to vigorously defend ourselves against such claim.  While we believe that SOS and Mr. Russo’s suit is without merit, we will have to pay costs associated with arbitrating this claim.

ITEM 4. [Removed and Reserved]

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded in the over-the-counter market under the symbol CPXP.PK. In the past year, the trading price has ranged from $.015 to $.042. These market quotations reflect the high and low closing prices or by prices, without retail mark-up, markdown or commissions and represent actual transactions.

Fiscal Year 2011	High	Low
Fourth Quarter	$ .042	$ .020
Third Quarter	$ .032	$.0156
Second Quarter	$ .02	$ .015
First Quarter	$ .05	$ .020

Fiscal Year 2010	High	Low

Fourth Quarter	$ .055	$ .018
Third Quarter	$ .060	$ .02
Second Quarter	$ .06	$ .03
First Quarter	$ .06	$ .04

Holders

As of January 9, 2012, we have approximately 625 record holders of our common stock.

We are  authorized to issue 800,000,000 shares of $0.001 par value common stock, of which 268,906,199 shares have been issued and are outstanding as of January 9, 2012. We are also authorized to issue 5,000,000 shares of  Preferred Stock, 80 of which have been designated as Series A Convertible Preferred Stock, and none of which have been issued.

Dividends

We have not paid dividends on our common stock and do not anticipate doing so in the near future.  See “Risk Factors” for a description of our Series A Preferred Stock, which if issued, bears a cumulative dividend of 7% per annum.

ITEM 6.  Selected Financial Data

As a Smaller Reporting Company, as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

There are a number of important factors that could cause actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include those that we discussed in this report under the caption “Risk Factors.” You should read these factors and the other cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

achievements expressed or implied by these forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

The kiosks are primarily placed in supermarkets. The kiosks display promoted products on the digital screen as well as providing the ability to redeem coupons in order to purchase the products at a discounted rate. The system tracks the number of dispensed coupons and calculates the rebates that the store is due. The upper screen can be used as a tool to advertise store promotions and it has an interface allowing the local store to display and show special promotions. It receives its information from central servers that distributes the data to specific locations as required. The loyalty enrollment program and dispensing of loyalty cards is designed to automate the manual function provided by the store employees and allow the system to gather information on specific purchase trends.

Results of Operations

For the years ended October 31, 2011 and 2010, we reported revenues of $18,733 and $106,924, respectively, a decrease of $88,191, or 82.5%.

Our net loss from operations for the years ended October 31, 2011 and 2010 was $2,123,500 and $2,782,641, respectively,  a decrease of $659,141, or 23.7%.  This decrease in net loss is primarily attributable to a decrease in interest expense of $764,882, partially offset by the decrease in revenue of $88,191and an increase in administrative expenses of $75,898.

Our revenues for the years ended October 31, 2011 and 2010 were derived exclusively from advertising revenue, while revenues for the year ended October 31, 2009 were primarily derived from the ATM function of our kiosks.

Our losses from operations for the years ended October 31, 2011 and 2010 were derived from our inability to derive significant revenues while incurring material working capital costs, including costs of development and deploying our kiosks.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources,

Cash Flows

Cash used in operations was $532,405 for the year ended October 31, 2011 compared to $438,458 of cash used in operations for the year ended October 31, 2010. Cash flows from financing activities for the years ended October 31, 2011 and 2010 were $1,562,500 and $764,572, respectively, an increase of $797,928, or 104%. This improvement in cash flows from financing activities is attributable to a net $764,572 increase in proceeds received from the issuance of debt.

In October 2011, we completed a private placement of $1,462,500 aggregate principal amount of Cumulative Convertible Senior Notes (“Senior Notes”) and Warrants to certain investors, that included the Company’s existing Series A Preferred Stockholders.  The Senior Notes, which mature on October 24, 2012 (subject to a one-year extension under certain circumstances), are convertible into shares of the Company’s Series A Preferred Stock (“Preferred Stock”) at a rate of one share of Preferred Stock for each $25,000 of Senior Notes.  Upon the conversion of the Company’s remaining convertible debt, or upon the consent of a majority in principal amount of the Senior Notes, the Senior Notes will be converted into shares of Preferred Stock.  The Senior Notes are secured obligations of Coupon Express and will bear interest at a rate of 7% per year.

The shares of Preferred Stock bear a cumulative dividend of 7% per annum.  Upon liquidation, and upon an acquisition of the Company, the holders of Preferred Stock are entitled to a liquidation preference equal to the greater of (i) the amount invested plus all accrued and unpaid dividends, or the amount the holders of Preferred Stock would receive had they converted the Preferred Stock to Common Stock immediately prior to such event.  Each share of Preferred Stock is convertible into 1,250,000 shares of the Company’s Common Stock, subject to certain adjustments.  The Certificate of Designation of the Preferred Stock, provides that without the consent of the holders of a majority of the outstanding principal net of Notes (or Series A Preferred Stock, if converted), the Company may not, among other things, amend its Articles of Incorporation, issue securities, make acquisitions or change senior management.

The Warrants are exercisable until October 24, 2016 at a price of $.04 per share (subject to certain adjustments) and entitle the holder to purchase 1,250,000 shares of the Company’s Common Stock for each $25,000 of principal amount of Senior Notes.  The investors have entered into an Investors’ Rights Agreement which among other things, provides for Board representation, registration rights, and certain provisions regarding future sales of securities by the Company.

Cash and cash equivalents

We had cash and cash equivalents of $1,010,203 and $96,871 as of October 31, 2011 and 2010, respectively. Management believes that the current level of working capital will not be sufficient to allow the Company to maintain its operations for the next 12 months and is aware that additional capital must be raised to meet its financial obligations and expand the business.

Due to the substantial doubt of our ability to meet our working capital needs, history of losses and current shareholders’ deficit, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern in its report on our annual financial statements for the year ended October 31, 2011. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

See Financial Statements attached hereto.

 ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

On July 10, 2010, we dismissed Seligson & Giannattasio, LLP as our independent registered public accounting firm. Seligson & Giannattasio, LLP had audited our financial statements for the fiscal year ended October 31, 2008 and its audit report dated April 20, 2010 included in our Annual Report on Form 10-K for the year then ended was qualified only as to the uncertainty of our ability to continue as a going concern. Except for this qualification, the report did not contain an adverse opinion, disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.  Our Board of Directors approved the dismissal of Seligson & Giannattasio, LLP and there were no disagreements between us and Seligson & Giannattasio, LLP on any matter regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the two fiscal years ended October 31, 2009 and 2008 or any subsequent interim period preceding the date of dismissal.

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

ITEM 9A.  Controls and Procedures

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

ITEM 9A.  Controls and Procedures (continued)

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our Chief Executive Officer/Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for our Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of October 31, 2011 based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of October 31, 2011, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered independent public accounting firm.

ITEM 9B.  Other Information.

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers

The current directors and executive officers of Coupon Express, Inc. who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

Name	Age	Position

Eric L. Kash	54	Chief Executive Officer, Chief Financial Officer and Director
Herbert B. Soroca	69	Director and Secretary
James Tammaro	57	Director
Joseph Heller	48	Director

Business Experience:

The principal occupation and business experience of each of the directors, nominees for directors and executive officers are as follows:

Eric L. Kash

Effective June 30, 2010, Mr. Eric L. Kash was appointed as the Chief Executive Officer of the Company after Mr. David Foni’s resignation.  Mr. Kash also serves as both a director and Chief Financial Officer of the Company.  Mr. Kash has served as the Chief Financial Officer of CE since November 10, 2008.  Prior to that, Mr. Kash worked as an investment banker with Basic Investors from 2006 through 2007.  Mr. Kash’s leadership as Chief Executive Officer provides him with intimate knowledge of the Company’s operation that is vital to the Board of Directors.

Herbert B. Soroca

Effective July 1, 2010, Mr. Herbert B. Soroca was appointed as a member of the Board of Directors for CE.  Mr. Soroca is the Chairman and sole member of the Audit Committee.  Since 1983, Mr. Soroca has been Chief Executive Officer of North Cove Capital Advisors in Stamford,

ITEM 10.  Directors, Executive Officers and Corporate Governance (continued)

Connecticut, which provides advice to emerging growth companies in the areas of finance, management and strategy.  A Wall Street veteran, he has overseen public offerings, PIPEs, and private debt and equity placement.  Mr. Soroca is the former Managing Director and head of Corporate Finance for Palicapital, Inc.  He earned his AB from Columbia College and his JD from Columbia University School of Law.  Mr. Soroca’ s extensive experience in the financial industry and raising capital through both public and private means enhances the Board’s ability to oversee, evaluate and direct our overall corporate strategy.

James Tammaro

James Tammaro, a Director since October 2011, is a co-Founder and Partner of Tandem Global Partners, a global asset management firm, since 2008.  Prior to founding Tandem Global Partners, Mr. Tammaro was Managing Director/Global Head of Relationship Management, Financial Institution Group & Hedge Funds at HSBC Securities (USA) Inc. from 2005 to 2007.  Mr. Tammaro spent most of his professional career with Merrill Lynch from 1982 through 2003.  At the time of his departure from Merrill Lynch, he was a senior managing director in charge of marketing and sales in the Alternative Investment Group.  Mr. Tammaro’s extensive senior level financial experience  provides the Board with critical insight and expertise in financial and strategic matters which impact the Company.

Joseph Heller

Mr. Heller, a director since October 2011, specializes in structuring and negotiation of private investments, sales, mergers and acquisitions, public offerings, strategic planning and operations of small businesses. Mr. Heller has been a Manager of NextLevel Venture Partners (“NextLevel”), a New York based venture capital firm, since 2001. In this capacity, Mr. Heller manages NextLevel’s portfolio investments. NextLevel is an affiliate of NextLevel VIII, LLC, which was the lead investor in the last round of the Company’s financing. From 2005 to 2011 Mr. Heller was also President and CEO of Ameracash Solutions, Inc., an alternative financial services company serving the underbanked consumer that was sold to Softgate Systems (formerly IPP of America) in 2011. From 1995 to 2000, Mr. Heller was Vice President at Arbor Management, LLC, an investment management company, where he was responsible for an investment portfolio consisting of 31 direct investments in small businesses, most of which were early stage technology companies. His responsibilities included identifying investment opportunities, conducting due diligence, negotiating and administering investments in private equity, public securities, and managed funds. Mr. Heller was also a VP of Finance and a member of the board of directors of Extended Family Care, a publicly held home healthcare company, of which Arbor was an investor. Mr. Heller structured the sale of this company to Star Multicare Services, Inc. From 1991 to 1995, Mr. Heller served as Vice President of Investor Relations and Financial Analysis for Arbor National Mortgage Corp., a publicly traded mortgage banking company. In this capacity, he coordinated activities with investment bankers and financial analysts in conducting Arbor National’s public offering. He also helped structure the sale of Arbor National to Bank of America. Prior to his tenure at Arbor, Mr. Heller was an Associate at Winstar Services, Inc., a boutique merchant bank, where he was responsible for analyzing small business investment opportunities and assisting in mergers and acquisitions of portfolio companies. Mr. Heller was also an analyst for Morgan Stanley & Company and a Senior Accountant at Ernst & Young. Mr. Heller currently serves as a Director on several Boards of high tech start-ups. Mr. Heller is a Certified Public Accountant and has an MBA in Finance from Fordham University and a BS in Accounting from Purdue University.

Other Involvement in Certain Legal Proceedings

Our directors or executive officers have not been involved in any bankruptcy  or criminal proceedings, nor have there been any judgments or injunctions brought against any of our directors or executive officers during the last five years that we consider material to the evaluation of the ability and integrity of any director or executive officer.

Committees of the Board of Directors

Audit Committee. We have a standing Audit Committee.  Mr. Herbert B. Soroca serves as the Chairman and sole member of the Audit Committee.  He qualifies as an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-k promulgated under the Exchange Act.  The Audit Committee currently does not operate in accordance with a written charter, but intends to adopt one prior to the Company’s next annual stockholders’ meeting.

The Audit Committee is appointed by the Board to assist the Board with oversight of (i) the integrity of the financial statements of the Company, (ii) the Company’s compliance with legal and regulatory requirements, (iii) the independence and qualifications of the Company’s external auditors, and (iv) the performance of the Company’s internal audit function and external auditors.  It is the Audit Committee’s responsibility to retain or terminate the Company’s independent registered public accountants, who audit the Company’s financial statements.  As part of its activities, the Audit Committee meets with the Company’s independent registered public accountants at least annually to review the scope and results of the annual audit and quarterly to discuss the review of the quarterly financial results.  In addition, the Audit Committee receives and considers the independent registered public accountants’ comments and recommendations as to internal controls, accounting staff, management performance and auditing procedures.

ITEM 10.  Directors, Executive Officers and Corporate Governance (continued)

Nominating Committee. The board of directors has determined that, due to its current size, formation of a separate nominating committee would not be an efficient use of resources.  The board intends to form a Nominating Committee in the future.  All directors, currently participate in consideration of director nominees.  The board will consider suggestions from stockholders for names of possible future nominees delivered in writing and received one hundred and twenty (120) days in advance of our Annual Meeting of Stockholders.  Such recommendation should provide all information relating to such person that the stockholder desires to nominate that is required to be disclosed in solicitation of proxies pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Communications with Board Members

We have not adopted a formal process by which stockholders may communicate with the board of directors. Stockholders may contact our Chief Executive Officer at eric@psicoupons.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Messrs. Kash, Soroca and Tammaro have not filed their Form 3s reporting their appointments as Officers of the Company and issuances of equity securities made by the Company to them as compensation for services, which they intend to file in the second quarter of fiscal 2012.

Code of Ethics

Due to size and limited resources of the Company, we have not adopted a formal Code of Ethics, however the Board closely reviews all transactions that the Company is involved in.

ITEM 11.  Executive Compensation

EXECUTIVE COMPENSATION

 Summary Compensation

The following table sets forth information concerning annual and long-term compensation provided to our Chief Executive Officer and each of our other most highly compensated executive officers who were serving as executive officers at October 31, 2011.  The compensation described in this table does not include medical, group life insurance, or other benefits which are available generally to all of our salaried employees.

Summary Compensation Table for the Fiscal Years Ended October 31, 2011 and October 31, 2010

Name and Principal Position (a)	Year ended October 31,	Salary($)	Bonus ($) (4)	Options ($) (2)	All other compensation ($) (3)	Total ($)

Eric L. Kash, Chief Executive Officer and Chief Financial Officer (1)(3)	2011	120,000 (1)	0	40,000 (4)	0	160,000
	2010	120,000 (1)	0	40,000 (4)	0	160,000

(1)						Mr. Kash has served as Chief Financial Officer since November 10, 2008. He was appointed to serve as our Chief Executive

Summary Compensation Table for the Fiscal Years Ended October 31, 2011 and October 31, 2010 (continued)

Officer on June 30, 2010. Mr. Kash’s salary of $10,000 per month under his Employment Agreement has been deferred. In October 2011, Mr. Kash received in lieu of the deferred salary for the three year period ended October 31, 2011 a warrant to purchase 36,000,000 shares of the Company’s common stock at an exercise price of $.001 per share. The warrant is exercisable from the date of issue.

(2)

Amounts shown do not reflect compensation actually received by Mr. Kash. Instead, the amounts shown are the compensation costs recognized by the Company in fiscal 2010 and 2009 for option awards as determined pursuant to ASC 718. This column represents the grant date fair value of the awards as calculated in accordance with FASB ASC 718 (Stock Compensation). Pursuant to SEC rule changes effective February 28, 2010, we are required to reflect the total grant date fair values of the option grants in the year of grant, rather than the portion of this amount that was recognized for financial statement reporting purposes in a given fiscal year which was required under the prior SEC rules.

(3)	Our named executive officers did not receive any perquisites or other personal benefits or property during the fiscal years ended October 31, 2011 and 2010.
(4)

The amount shown is attributable to non-qualified stock options to purchase 10,000,000 shares of the Company’s common stock in accordance with Mr. Kash’s Employment Agreement dated November 10, 2008 that vest 20% each year. These options expire ten years from the date of grant.

Employment Agreements with Our Named Executive Officers

Since November 10, 2008, we have had an employment contract in place with Eric L. Kash, Chief Executive Officer and Chief Financial Officer. In consideration of his furnished services, Mr. Kash is entitled to receive $10,000 per month as base salary compensation and additional equity compensation as described below, which was deferred for fiscal 2009, 2010 and 2011. However, in October 2011, Mr. Kash received in lieu of deferred salary for the three year period ended a warrant, to purchase 36,000,000 shares of the Company’s common stock at an exercise price of $.001 per share.

In the event of Mr. Kash’s resignation or termination for cause, we owe no further financial liability to Mr. Kash, other than with respect to accrued, unpaid salary and other compensation earned prior to termination. In the event of a termination without cause, Mr. Kash is entitled to receive the base salary he is owed through the five-year contract term, a maximum of $600,000.

Option/Warrant Grants to our named Executive Officers for the year ended October 31, 2011

Name of the Executive Officer (a)	Number of Securities Underlying Option/ Warrant Granted	Percentage that the Grant Represents of Total Options granted to Employees During the Fiscal Year	Per-Share Exercise of Base Price of the Options granted	Expiration Date of the Option
Eric Kash, Chief Executive Officer and Chief Financial Officer	2,000,000 36,000,000 (1)	100% n/a	$0.001 .001	n/a* n/a

* As part of our employment agreement with Mr. Kash, we have agreed to grant him an option to purchase 10,000,000 shares of our common stock, which vest in equal monthly installments (2,000,000 yearly) during his five-year term of engagement from November 2008 to November 2013. The option shall continue vesting upon the end of the term, unless Mr. Kash’s employment is terminated for cause.

(1) In October 2011, Mr. Kash received in lieu of deferred salary for the three year period ended October 31, 2011, a warrant to purchase 36,000,000 shares of the Company’s common stock at an exercise price of $.001 per share. The warrant is exercisable from the date of issue.

Long-Term Incentive Plan Awards in Last Fiscal Year

We made no awards under any long-term incentive plan in the fiscal year ended October 31, 2011.

Director Compensation

We do not separately compensate employee directors for their position as director. We compensate our non-employee directors with stock options, which we believe aligns director compensation directly with our long-term performance. Stock options are granted to non-employee directors upon election or appointment, as the case may be, and on an annual basis.

Within 120 days of election, each director shall receive a grant for 500,000 shares for his services provided as a director and an additional 333,000 shares as head of a committee of the Board of Directors.

ITEM 11.  Executive Compensation (continued)

Compensation Committee Interlocks and Insider Participation

The Board of Directors has determined that, due to its current size, formation of a separate compensation committee would not be an efficient use of resources.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plans

In October 2011, we adopted, subject to stockholder approval, the 2011 Non-Qualified Stock Option Plan (the “Plan”).  Under the terms of the Plan, the purchase price of the shares subject to each option grant will not be less than the fair market value at the date of grant.  The date of exercise may be determined at the time of grant by our Board, but may not exceed five years.  During the fiscal year ended October 31, 2011, no options were granted under the Plan.  As of October 31, 2011, 20,000,000 shares remain available for issuance under the Plan.

The Plan is intended to serve as an additional incentive to all employees and key individuals to devote themselves to our future success by providing them with an opportunity to increase their proprietary interest through the receipt of options to purchase our common stock.

The Board determines and designates those individuals who are to be granted stock options under the Plan and the number of shares to be subject to such options and, as hereinafter described, the nature and terms of the options to be granted.  The Board shall also, subject to the express provisions of the Plan, have authority to interpret the Plan and to prescribe, amend, and rescind the rules and regulations relating to the Plan.

Unless otherwise noted in an individual option agreement or other agreement governing an award under the Plan, any unvested stock options held by an employee at the time of his termination of service from us for any reason will be forfeited.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of the outstanding shares of Common Stock by (i) each of the directors and director nominee; (ii) each of our named executive officers listed in the summary compensation table; and (iii) our current officers and directors (and nominee) as a group.

As used in the table below, the term “beneficial ownership” means the sole or shared power to vote or direct the voting, or to dispose or direct the disposition, of any security.  A person is deemed as of any date to have beneficial ownership of any security that such person has a right to acquire within 60 days after such date.  Except as otherwise indicated, the stockholders listed below have sole voting and investment powers with respect to the shares indicated. Accordingly, the number of shares and percentage set forth opposite each stockholder’s name in the table include the shares of Common Stock issuable upon exercise, conversion or exchange of certain derivative securities beneficially owned by such person, both with respect to the number of shares of Common Stock deemed to be beneficially owned and the adjusted percentage of outstanding Common Stock resulting from such rights.

		Amount of beneficial ownership			Percent of Shares Beneficially Owned
Name and address of beneficial owner[1]	Nature of Beneficial Owner	Shares Owned	Shares – Rights to Acquire	Total Number
Eric L. Kash	Chief Executive Officer, Chief Financial Officer and Director	700,000	47,000,000	47,700,000	15.1%
Herbert B. Soroca	Director and Chairman of Audit Committee	833,000	0	833,000	*
James Tammaro	Director	1,473,154	0	1,473,154	*
Joseph Heller[2]	Director	0	100,000,000	100,000,000	27.2%
All directors and executive officers as a group (4 persons)		3,006,154	147,000,000	150,006,154	36.1%

Security Ownership of Certain Beneficial Owners and Management (continued)

* Percentage of shares beneficially owned does not exceed one percent of issued and outstanding shares of stock.

1 Unless otherwise stated, the address of each beneficial owner listed on the table is c/o Coupon Express, Inc., 303 5th Avenue, Room 206, New York, NY 10016.

2 The reported securities are owned by NextLevel VIII, LLC (“NextLevel”), Mr. Heller and Anita Kaufman serve as the managers of NextLevel and may be deemed to beneficially own the securities held by NextLevel (see “Stock Ownership by Certain Stockholders” table below).  Mr. Heller and Anita Kaufman disclaims beneficial ownership of the reported securities except to the extent of their respective pecuniary interest therein. On October 26, 2011, the Company and NextLevel entered into a Cumulative Convertible Senior Note and Warrant Purchase Agreement (the “Purchase Agreement”) governing the issuance of up to $1,900,000 aggregate principal amount of Cumulative Convertible Senior Notes (“Senior Notes”) and Warrants. Pursuant to the terms of the Purchase Agreement, NextLevel purchased $1,000,000 of Senior Notes and Warrants. The Senior Notes, mature on October 24, 2012 (subject to a one-year extension at the option of the holders of a majority in principal amount of the Senior Notes), are convertible into shares of the Company’s Series A Preferred Stock (“Preferred Stock”) at a rate of one share of Preferred Stock for each $25,000 of Senior Notes. Each share of Preferred Stock is convertible into 1,250,000 shares of the Issuer’s Common Stock, subject to certain adjustments. The Warrants are exercisable until October 24, 2016 at a price of $.04 per share (subject to certain adjustments) and entitle the holder to purchase 1,250,000 shares of the Company’s Common Stock for each $25,000 of principal amount of Senior Notes.

Stock Ownership by Certain Stockholders

The following table shows each person or group, based upon their most recent filings with the Securities and Exchange Commission that beneficially own more than 5% of the Company’s Common Stock.

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of Shares Beneficially Owned*
Lazarus Investment Partners LLP (1) c/o Lazarus Management Company LLC 2401 E. 2nd Avenue, Suite 600 Denver, CO 80206	48,148,358	16.9%
NextLevel VIII, LLC (2) c/o NextLevel Group, LLC 6800 Jericho Turnpike, Suite 120W Syosset, NY 11791	100,000,000	27.2%

* On January 9, 2012, we had 268,906,199 shares of common stock outstanding.

(1) The information reported is based on a Form 4 filed with the SEC on December 22, 2011 jointly by Lazarus Investment Partners LLP, Lazarus Management, and Justin B. Borus. Lazarus Partners reported that it was the beneficial owner of an aggregate of 48,148,358 shares of common stock, including 5,000,000 shares underlying common stock warrants, 5,714,286 shares of common stock issuable upon conversion of a convertible promissory note, 5,000,000 shares of common stock issuable upon Series A Preferred Stock and 32,434,072 shares held directly. Lazarus Management reported that it is the investment adviser and general partner of Lazarus Partners, and consequently may be deemed to have voting control and investment discretion over securities owned by Lazarus Partners. Mr. Borus is the managing member of Lazarus Management. Lazarus Management and Mr. Borus disclaim beneficial ownership of the securities set forth in the published Schedule 13D, except to the extent of its or his pecuniary interests therein.

(2) See footnote 2 to the “Security Ownership of Certain Beneficial Owners and Management” table above, for a description of the reported securities.

As of January 9, 2012, there are no arrangements known to management which may result in a change in control of our Company.

ITEM 13.  Certain Relationships, Related Transactions, and Director Independence

Certain Relationships and Related-Party Transactions

None.

ITEM 13.  Certain Relationships, Related Transactions, and Director Independence (continued)

Director Independence.

During the fiscal year ended October 31, 2011, Eric L. Kash, Herbert Soroca, James Tammaro, and Joseph Heller served as members of our Board of Directors. Each of the directors, except for Mr. Kash, are “independent” as defined in Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

ITEM 14.  Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for the fiscal year that ended on October 31, 2011 for professional services rendered by the independent auditor for the audit of our annual financial statements and review of financial statements included in our Form 10-Q, or services that are normally provided by the accountant in connection with the statutory and regulatory filings or engagements for such fiscal year, amount to approximately $32,600.

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

For the fiscal years ended on October 31, 2011 and 2010, there were no fees billed for assurance and related services by the independent auditor that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e) (1) of Schedule 14A.

Services Provided	2011	2010

Audit Fees	$32,600	$25,000
Audit-Related Fees	-	-
Total	$32,600	$25,000

Tax Fees

For the fiscal years ended on October 31, 2011 and 2010, there were no fees billed in the last year for professional services rendered by the independent auditor for tax compliance, tax advice and tax planning.

All Other Fees

For the fiscal years ended on October 31, 2011 and 2010, there were no fees billed in the last fiscal year for products or services provided by the independent auditor other than the services reported in the three preceding paragraphs.

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

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

Exhibit Index

Exhibit Number	Description

2.1	Share Exchange Agreement dated as of April 27, 2006 among Friendlyway Corporation, Pantel Systems, Inc. and Kenneth J. Updraft (Exhibit 2.1, Current Report on Form 8-K filed on May 5, 2006).

3.1	Certificate of Amendment to Articles of Incorporation – Series A Preferred Stock Rights, Designation and Privileges (Exhibit 3.1 to Current Report on Form 8-K filed November 1, 2011).

3.2	Amended and Restated Bylaws of Registrant (Exhibit 3.2 of PSI’s Annual Report on Form 10-K for the year ended October 31, 2005, filed March 9, 2006, File No. 000-20317).

10.1

Cumulative Convertible Senior Note and Warrant Purchase Agreement dated as of October 24, 2011 between the Company and certain investors listed thereto (Exhibit 10.1 to Current Report on Form 8-K filed November 1, 2011).

10.2	Form of Cumulative Convertible Senior Note (Exhibit 10.2 to Current Report on Form 8-K filed November 1, 2011).

10.3	Investors’ Rights Agreement dated as of October 24, 2011 between the Company and certain investors listed thereto (Exhibit 10.3 to Current Report on Form 8-K filed November 1, 2011).

10.4	Form of Common Stock Warrant (Exhibit 10.4 to Current Report on Form 8-K filed November 1, 2011).

10.5	Form of Security Agreement dated as of October 24, 2011 between the Company and the Collateral Agent (Exhibit 10.5 to Current Report on Form 8-K filed November 1, 2011).

10.6	Form of Subordination Agreement dated as of October 24, 2011 (Exhibit 10.6 to Current Report on Form 8-K filed November 1, 2011).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Scheme

101.CAL XBAL	Taxonomy Extension Calculation Linkbase

101.DEF XBRL	Taxonomy Extension Definition Linkbase

101.LAB XBRL	Taxonomy Extension Label Linkbase

101.PRE XBRL	Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coupon Express, Inc.

By:   /s/ Eric L. Kash

Eric L. Kash

Chief Executive Officer and

Chief Financial Officer

(Principal Executive Officer and Principal Accounting Officer)

Date: January 25, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric L. Kash Eric L. Kash	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)	January 25, 2012

/s/ Herbert B. Soroca Herbert B. Soroca	Director and Chairman of the Audit Committee	January 25, 2012

/s/ James Tammaro James Tammaro	Director	January 25, 2012

/s/ Joseph Heller Joseph Heller	Director	January 25, 2012

COUPON EXPRESS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Coupon Express, Inc.:

I have audited the accompanying balance sheets of Coupon Express, Inc. (the “Company”) as of October 31, 2011 and 2010 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coupon Express, Inc. as of October 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Patrick Rodgers, CPA, PA

Orlando, Florida

January 16, 2012

COUPON EXPRESS, INC.

BALANCE SHEETS

	October 31,
	2011	2010
Assets
Current assets
Cash	$1,010,203	$96,871
Accounts receivable, net of doubtful accounts	1,376	32,981
Notes receivable	—	8,125
Total current assets	1,011,579	137,977
Furniture and equipment, net	252,507	232,965
Other assets
Security deposits	4,300	—
Total assets	$1,268,386	$370,942

Liabilities and Stockholders' Deficiency
Current liabilities
Accounts payable and accrued expenses	$422,454	$538,313
Accrued interest payable (PIK)	65,669	1,220,490
Notes payable , net of long term portion	1,689,051	3,781,690
	2,177,174	5,540,493
Notes payable, net of short-term portion	—	300,000
Total liabilities	2,177,174	5,840,493

Stockholders' deficiency
Preferred stock, $0.001 par value; 5,000,000 shares authorized,
none issued and outstanding	—	—
Common stock, $.001 par value; 800,000,000 shares authorized,
260,953,819 and 120,900,693 issued and outstanding
at October 31, 2011 and October 31, 2010, respectively	260,953	120,900
Additional paid-capital	18,647,958	12,103,748
Accumulated deficit	(19,816,712)	(17,693,212)
Less: common stock in treasury	(987)	(987)
Total stockholders' deficiency	(908,788)	(5,469,551)
Total liabilities and stockholders' deficiency	$1,268,386	$370,942

The accompanying notes are an integral part of these financial statements.

COUPON EXPRESS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended October 31,
	2011	2010
Revenue	$18,733	$106,924

Administrative expenses	1,356,420	1,280,522
Loss from operations	(1,337,687)	(1,173,598)

Other income (expense)
Gain (loss) on disposal of fixed assets	—	34,348
Interest, net	(785,813)	(1,550,695)
Loss on investment	—	(24,000)
Total other income (expenses)	(785,813)	(1,540,347)

Net loss	$(2,123,500)	$(2,713,945)

Weighted average common shares outstanding
Basic and diluted	242,447,405	98,908,386

Income (loss) per common share
Basic and diluted	$(0.01)	$(0.03)

The accompanying notes are an integral part of these financial statements.

COUPON EXPRESS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Deficit

Balance, October 31, 2009	88,074,744	$88,074	11,060,532	$(16,603,774)	$(987)	$(5,456,155)
Reversal of shares never issued	(3,000,000)	(3,000)	(297,000)			(300,000)
Issuance of warrants in connection with
financing			354,486			354,486
Conversion of notes payable	11,657,750	11,658	328,342			340,000
Issuance of shares for
consulting services	7,271,401	7,271	356,299			363,570
Issuance of shares for interest	4,848,998	4,849	313,137			317,986
Issuance of penalty and
anti-dilution shares	12,047,800	12,048	(12,048)			(0)
Retained earnings adjustment				1,624,507		1,624,507
Net loss				(2,713,945)		(2,713,945)
Balance, October 31, 2010	120,900,693	120,900	12,103,748	(17,693,212)	(987)	(5,469,551)
Issuance of warrants in
connection with financing
and reduction of deferred salary			1,045,421			1,045,421
Issuance of replacement shares	888,000	888	(888)			—
Conversion of notes payable	110,215,741	110,216	3,880,020			3,990,236
Issuance of shares for consulting
and equipment rental services	3,014,928	3,015	79,973			82,988
Issuance of shares for interest	24,798,567	24,799	1,540,819			1,565,618
Issuance of penalty and anti-dilution shares	1,135,890	1,136	(1,136)			—
Net loss				(2,123,500)		(2,123,500)
Balance, October 31, 2011	260,953,819	$260,953	$18,647,958	$(19,816,712)	$(987)	$(908,788)

The accompanying notes are an integral part of these financial statements.

COUPON EXPRESS, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
Cash flows from operations
Net income (loss)	$(2,123,500)	$(2,713,945)
Adjustment to reconcile net loss to net cash:
Depreciation	97,221	25,885
Allowance for doubtful accounts	23,271	53,609
Loss (gain) on disposal of fixed assets	—	(34,348)
Shares issued for consulting fees	82,988	363,570
Noncash compensation	120,000	—
Noncash interest cost	420,517	410,874
Changes in operating assets and liabilities:
Accounts receivable	8,334	(15,964))
Notes receivable	8,125	—
Other current assets	—	327,022
Other assets	(4,300)	309,250
Accounts payable and accrued expenses	834,939	835,589
Net cash provided by (used for) operating activities	(532,405)	(438,458)

Cash flows from investing activities
Purchase of property and equipment	(116,763)	(258,850)
Net cash provided by (used for) investing activities	(116,763)	(258,850)

Cash flows from financing activities
Proceeds from issuance of debt	1,562,500	854,000
Repayment of debt by issuance of shares- net	—	(89,428)
Net cash provided by (used for) financing activities	1,562,500	764,572
Net increase (decrease) in cash	913,332	67,264
Cash, beginning of period	$96,871	29,607
Cash, end of period	$1,010,203	$96,871

Supplemental disclosure of cash flow information
and noncash investing and financing activities:
Non-cash financing activities:
Shares issued to retire convertible notes and accrued interest	$5,555,854	657,986
Cash paid during the year for:
Interest	$14,496	$—

The accompanying notes are an integral part of these financial statements.

COUPON EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010

1.  Organization and Going Concern

Organization

Coupon Express, Inc. (“CE” or the “Company”) was organized under the laws of Nevada in June, 1991. CE provides innovative interactive customer communications systems and applications that support targeted marketing programs with unique point-of-purchase (POP) services and information that serve shoppers and distributors while building loyalty and revenue for the Company’s primary clients. Through our proprietary kiosks, we provide in-store customized couponing, in multiple languages, for immediate impact in regional, independent retailers in the grocery and convenience store industries, enabling retailers to quickly determine ideal price-points for new products and mitigate losses from hard-to-sell items. Working with Midax, Inc., a systems integrator for the independent grocery and convenience store industries and its software applications, marketing services and existing customer base, we provide a seamless transaction for issuing, redeeming and reporting coupons, as well as creating a state-of-the-art loyalty program and shopping list service.

Going Concern

Our financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the continuation of operations, the realization of assets and the liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result from our ability to being unable to continue as a going concern.  At October 31, 2011, we had total assets of $1,268,386 and liabilities of $2,177,174. Our management is aware that we need to raise additional capital not only to meet our financial obligations, but also to expand our business.  These factors cumulatively indicate that there is substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

Financial Statement Presentation

We have reclassified certain prior-year amounts to conform to the current year presentation.

COUPON EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010

Summary of Significant Accounting Policies (continued)

Loss per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  The calculation of diluted net loss per share excludes 142,107,075 and 59,710,021 warrants and 103,000,000 and 4,000,000 of common stock issuable upon the exercise of options as of October 31, 2011 and 2010 respectively, since their effect is anti-dilutive.

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

Interest and Penalty Recognition on Unrecognized Tax Benefits

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No interest expense or penalties have been recognized for the year ended October 31, 2011.

Comprehensive Income

We comply with FASB ASC Topic 220, “Comprehensive Income,” which establishes rules for the reporting and display of comprehensive income (loss) and its components.  FASB ASC Topic 220 requires us to reflect as a separate component of stockholders’ equity items of comprehensive income.

COUPON EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010

Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

We comply with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. For the years ended October 31, 2011 and October, 31, 2010, we issued 3,014,928 and 7,271,401 shares respectively of our $.01 par value common stock to consultants for consulting services, and in connection with issuance of these shares, for the years ended October 31, 2011 and October 31, 2010 we recorded additional compensation expense of $82,988 and $363,570 respectively under FASB ASC 718.

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

COUPON EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010

Summary of Significant Accounting Policies (continued)

Valuation of Investments in Securities at Fair Value—Definition and Hierarchy (continued)

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

Product Warranty

We provide for the estimated costs of hardware and software warranties at the time the related revenue is recognized.  For hardware warranty, we estimate the costs based on historical and projected project failure rates, historical and projected repair costs, and knowledge of specific product failures (if any).  The specific hardware warranty terms and conditions vary depending upon the product supported and country in which we will do business, but generally include technical support, parts, and labor over a period generally ranging from 90 days to three years.  For software, we estimate the costs to provide bug fixes, such as security patches, over the estimated life of the software.  We will regularly reevaluate its estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary. Product warranty costs have not been material to date. We have contracted with Speedwire at a flat rate of $50.00 per kiosk per month but service has not begun as we have not encountered in-field failures.

COUPON EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010

Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment is stated at cost less depreciation.  Depreciation is computed  using the straight-line method over the estimated life of the asset of 5 years.  Repairs and maintenance are expensed as incurred, while betterments and improvements are capitalized.

Long-Lived Assets

In accordance with FASB ASC Topic 360 “Property, Plant, and Equipment,” we record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.

Fair Value of Financial Instruments

The fair values of our assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheets at October 31, 2011 and 2010.

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

We may also license or lease its products (rather than effect outright sales of the same).  Revenues derived from licenses or leases will be treated as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the billing coverage period.  Our potential multiple year licensing/lease transactions may include the right to receive future updated improvements to its product line.  Some multi-year licensing/lease arrangements may include a perpetual license for current products combined with rights to receive future improved/updated versions of such products.  Online advertising revenue derived from the kiosks and signage will be recognized as advertisements as they are displayed.  Costs related to our product line are recognized when the related revenue is recognized.

Advertising

We expense all advertising expenditures as incurred.  Our advertising expenses were $ 0 and $26,345 for the years ended October 31, 2011 and 2010, respectively.

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

Recently Adopted Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-13, “Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” which addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in

COUPON EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010

Recently Adopted Accounting Pronouncements (continued)

which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU No. 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations. The Company adopted the pronouncement on January 1, 2011 resulting in no impact to the Company’s financial statements.

On June 16, 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income (Topic 220),” which requires companies to report total net income, each component of comprehensive income, and total comprehensive income on the face of the income statement, or as two consecutive statements. The components of comprehensive income will not be changed, nor does the ASU affect how earnings per share is calculated or reported. These amendments will be reported retrospectively upon adoption. The adoption of the ASU will be required for the Company’s January 31, 2012 Form 10-Q filing, and is not expected to have a material impact on the Company.

In December 2010, FASB issued ASC ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350) — Intangibles — Goodwill and Other.” ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2, if qualitative factors indicate that it is more likely than not that goodwill impairment exists. Any impairment to be recorded upon adoption will be recognized as an adjustment to our beginning retained earnings. The Company adopted the pronouncement on January 1, 2011 resulting in no impact to the Company’s financial statements.

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

2.

Fixed Assets

Furniture and equipment consist of the following:

                      October 31,

         2011

     2010

      Description

Kiosks

        $ 375,612

$   258,850

Less:  accumulated depreciation

    123,105

       25,885

$ 252,507

$   232,965

Depreciation expense for the year ended October 31, 2011 and 2010 totaled $ 97,221 and $25,885, respectively.

COUPON EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010

3.

Stockholders’ Equity

Warrants

For the years ended October 31, 2011 and 2010, warrant activity was as follow:

		Number of Warrants	Weighted Average Exercise Price
Outstanding, Octobers 31, 2009	Granted Exercised Expired	33,881,449 25,828,572 - -	0.12 0.05 - -
Outstanding, October 31, 2010		59,710,021	$ 0.13
Exercisable warrants, October 31, 2010		59,710,021	$ 0.13
Outstanding, Octobers 31, 2010	Granted Exercised Expired	59,710,021 82,397,054 - -	0.13 0.04 - -
Outstanding, October 31, 2011		142,107,075	$ 0.06
Exercisable warrants, October 31, 2011		142,107,075	$ 0.06

4.     Debt;

Bridge Loans

In February and March 2007, we entered into notes (“Bridge Notes”) with several unrelated parties totaling approximately $325,000.  The Bridge Notes were originally due on November 11, 2009 and incurred an interest rate of 12% per annum.

In August 2007, we entered into exchange agreements with the holders of $300,000 of the Bridge Notes, wherein the notes were to be converted into 3,000,000 shares of our common stock.  We originally expected these notes to be converted into common stock shares during the first or second quarter of the fiscal year ending October 31, 2011. One of the note holders converted his $25,000 note into 208,333 shares of common stock in December 2008.

In May and June of 2008, we entered into a new series of Bridge Notes with several unrelated parties totaling $470,000.  The Bridge Notes were originally due six months from the date of issuance and incur interest at the rate of 10% per annum.  On July 2, 2010, the Bridge Note was amended to extend the due date to December 1, 2010. The notes are convertible by the holder at any time at a conversion price equal to the per share price of a new issuance. In connection with the Bridge Notes, we also issued warrants to purchase 470,000 shares of our common stock at an exercise price $.15 and warrants to purchase 470,000 shares of our common stock at an exercise price of $.25, reduced to $.05 and $.15, respectively, by the July 2, 2010 Amendment to the Bridge Notes.  The warrants may be exercisable at any time for a period of 5 years.  In connection with the issuance of the warrants, we reflected a value for the warrants totaling $47,112; no value adjustment was reflected for the price reduction, as the value change was not material. The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 4.86%; and expected lives of 5 years. On

COUPON EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010

4.     Debt (continued)

December 1, 2010, we amended these notes to change the warrant exercise price to $.05.  During the fiscal year ended October 31, 2010, we issued 3,047,800 common stock shares in connection with the Bridge Note amendments. During the year ended October 31, 2011, the company issued 43,097,752 shares of common stock in payment of accrued interest and principal. In November 2011 $50,000 was repaid to one of the outstanding note holders.

Round D Loans

Commencing May through October 2007, we entered into notes (“Round D Notes”) with several unrelated parties totaling approximately $2,916,000.  The Round D Notes incur interest at rates ranging from 12% to 14% per annum, payable semi-annually and are due 3 years from the date of issuance.  These notes were not paid by October 31, 2010.

In connection with the Round D Notes, we also issued warrants to purchase 9,445,744 shares of our common stock at an exercise price of $.15.  The warrants may be exercisable at any time for a period of 5 years.  In connection with the issuance of the warrants, we have reflected a value for the warrants totalling $549,011.  The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 3.57%; and expected lives of 5 years. For the years ending October 31, 2011 and 2010 the company issued 48,372,496 and 13,606,592 shares of common stock respectively in payment of accrued interest and principal.  In addition, note holders of $646,000 of the remaining $711,000 outstanding convertible notes, have agreed to extend the due dates of their notes until October 2012 and also to subordinate their notes to the new Senior Convertible Notes. In November 2011 $50,000 was repaid to one of the outstanding note holders.

Round E Loans

In April, July and August 2009, we entered into a series of convertible notes aggregating $170,000. The notes are due one year from the date of issuance and incur interest at the rate of 10% per annum.  In connection with the notes, we issued five year warrants to purchase 1,602,857 shares of our common stock at an exercise price of $.05 per share. The warrants may be exercisable at any time for a period of 5 years.  No expense was recorded for these warrants as the additional cost was not material.  The notes were not paid by the due date; however, the note holders waived the default. In October 2011 the company issued 4,230,240 shares in payment of all outstanding accrued interest and principal owed the note holders for this Round.

In March 2009, we obtained interest free advances from two of its officers totaling $40,000. In November 2011 one of these loans totaling $20,000 was repaid.

Round F Loans

In November 2009, January 2010 and March 2010, we entered into a series of convertible notes aggregating $419,000. The notes were originally due one year from the date of issuance at an interest rate of 10% per annum. In connection with the notes, we issued five year warrants to purchase 11,971,429 shares of our common stock at an exercise price of $.05 per share. The warrants may be exercisable at any time over  period of 5 years.  In connection with the issuance of the warrants and conversion features, the Company has reflected a value totaling $236,417.  The fair value of the warrant grant was estimated on the date of the grant using the Black Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 2.068 to 2.60% and expected lives of 5 years.  In October 2011 the company issued 12,641,938 shares in payment of all accrued interest and principal owed for this Round.

Round G Loans

In May through October 2010, we entered into a series of convertible notes aggregating $485,000. The notes were originally due one year from the date of issuance at an interest rate of 10% per annum. The interest is payable in cash or common shares at our discretion. The notes are convertible into common shares at a conversion price of $.035 per share. In connection with the notes, we issued five

COUPON EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010

4.     Debt (continued)

year warrants to purchase 13,857,143 shares of our common stock at an exercise price of $.05/share.  Through October 31, 2010, we issued 2,900,157 shares of common stock in payment of accrued interest and principal.   In connection with the issuance of the warrants and conversion features, we have reflected a value totaling $118,067.  The fair value of the warrant grant was estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rates between 1.23% and 2.03%, and expected lives of five years. In October 2011 the company issued 23,568,072 shares in payment of accrued interest and principal due all but one note holder.

Round H loan

In March 2011 the Company issued a convertible note aggregating $100,000. The note is due one year from the date of issuance and incurs interest at the rate of 10% per annum.  The notes are convertible into common shares at a conversion price of $.035 per share. In connection with the notes, the Company issued five year warrants to purchase 2,857,143 shares of the Company's common stock at an exercise price of $.05 per share. In October 2011 the company issued 2,903,810 shares in payment of all accrued interest and principal owed for  Round H.

For all of the debt financing describe above, the Company has the  option to either pay the interest due in cash or in shares of our common stock.

Cumulative Convertible Senior Notes

In October 2011, we completed a private placement of $1,462,500 aggregate principal amount of Cumulative Convertible Senior Notes (“Senior Notes”) and Warrants to certain investors, that included the Company’s existing Series A Preferred Stockholders.  The Senior Notes, which mature on October 24, 2012 (subject to a one-year extension under certain circumstances), are convertible into shares of the Company’s Series A Preferred Stock (“Preferred Stock”) at a rate of one share of Preferred Stock for each $25,000 of Senior Notes.  Upon the conversion of the Company’s remaining convertible debt, or upon the consent of a majority in principal amount of the Senior Notes, the Senior Notes will be converted into shares of Preferred Stock.  The Senior Notes are secured obligations of Coupon Express and will bear interest at a rate of 7% per year.

The shares of Preferred Stock bear a cumulative dividend of 7% per annum.  Upon liquidation, and upon an acquisition of the Company, the holders of Preferred Stock are entitled to a liquidation preference equal to the greater of (i) the amount invested plus all accrued and unpaid dividends, or the amount the holders of Preferred Stock would receive had they converted the Preferred Stock to Common Stock immediately prior to such event.  Each share of Preferred Stock is convertible into 1,250,000 shares of the Company’s Common Stock, subject to certain adjustments.  The Certificate of Designation of the Preferred Stock provides that without the consent of a majority of the outstanding principal amount of Notes (or Series A Preferred Stock, if converted), the Company may not:

1.

amend the Articles of Incorporation, by-laws, Certificate of Designation or any other certificate of designation or file any new certificate of designation;

2.

issue any Common Stock, Preferred Stock, Common Stock Equivalents or other securities or amend the terms thereof;

3.

redeem any outstanding Common Stock, Preferred Stock, Common Stock Equivalents or other securities;

4.

incur or repay indebtedness for borrowed money;

5.

acquisitions or dispositions of material assets;

6.

enter into any acquisition, merger, consolidation, reorganization or similar transaction;

7.

create subsidiaries or other affiliates;

8.

dissolve, liquidate or wind up or file any petition under insolvency or bankruptcy laws;

9.

enter into any contract or arrangement with any present or former director, executive officer, shareholder, partner, member, employee or affiliate of the Company or any of its subsidiaries, or any of such Person's affiliates or immediate family members;

10.

change senior management of the Company;

COUPON EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010

4.     Debt (continued)

11.

declare or pay dividends or declare or make other distributions other than the Base Dividends; or

12.

adopt or materially deviate from the business plan or budget adopted by the Board of Directors and (i) the holders of a majority of the Preferred Stock, voting as a separate class, or (ii) if a majority of the outstanding aggregate principal amount of Senior Notes shall not have been converted into Preferred Stock at such time, the holders of a majority of the then outstanding aggregate principal balance of the Senior Notes.

The Warrants are exercisable until October 24, 2016 at a price of $.04 per share (subject to certain adjustments) and entitle the holder to purchase 1,250,000 shares of the Company’s Common Stock for each $25,000 of principal amount of Senior Notes.  The investors have entered into an Investors’ Rights Agreement which among other things, provides for Board representation, registration rights, and certain provisions regarding future sales of securities by the Company.

In prior rounds of financing, the Company issued certain warrants, rights convertible into or exercisable or exchangeable for common stock (collectively the "Derivative Securities").  The Derivative Securities contain certain anti-dilution provisions, which provide for adjustment of the conversion price, exercise price or number of shares issuable, upon the occurrence of certain events. The Purchase Agreement required the Company, within 90 days of the closing date, to obtain from the holders of the Derivative Securities, a waiver, except in the case of any capital reorganization, split, combination or subdivision or reclassification, of any anti-dilution adjustments, it may have with respect to the Derivative Securities. In the event the Company is unable to obtain waivers from all of the holders of the Derivative Securities, the investors under the terms of the Purchase Agreement will be entitled to an adjustment of the conversion price, exercise price and the number of shares of common stock issuable to them under the Purchase Agreement.

5.     Commitments

Operating Leases

Real Estate

In our Colorado Springs office, we currently lease office space and equipment under a non-cancellable operating lease agreement that expires in November 2011. Our New York headquarters lease is month to month. The total rent expense for these operating leases were approximately $30,918 and $61,927 for the years ended October 31, 2010 and 2009, respectively.

Equipment

In June 2011 the Company entered into a Master Leasing Agreement with Yellow Box Leasing LLC.  The terms of the agreement provide up to $1.25 million in equipment lease financing for Coupon Express Kiosks. The lease provides for the creation of sub-leases for each order of 25 Kiosks ordered. In September 2011 the Company received 25 new Kiosks with a value of $ 125,000.   Terms of this sub-lease provide for payments of $140/month for each Kiosk over 3 years.

Minimum rental commitments at October 31, 2011 under all leases having a non-cancelable term of more than one year are shown below:

2012

  $ 36,000

2013

     36,000

2014

     32,100

Total minimum lease payments

$ 102,100

COUPON EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010

5.     Commitments (continued)

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

6.     Income Taxes

We have not filed federal or state tax returns for the years ended October 31, 2004 - 2010.  We did not believe that we owed material federal or state taxes for these fiscal years as a result of our operating losses. At October 31, 2011, we had approximately $19.8 million of net operating losses (“NOL”) carryforwards for federal and state income purposes.  These losses are available for future years and expire through 2031. Utilization of these losses may be severely or completely limited if we undergo an ownership change pursuant to Internal Revenue Code Section 382.

The deferred tax asset is summarized as follows:

                      October 31,

      2011

    2010

Deferred tax assets:

Net operating loss carryforward

 $6,622,000

$4,951,933

Accounts payable and accrued expenses

not currently deductible

      116,000

375,738

Inventory reserved

                 0

        96,120

 $6,738,000

   5,423,791

Valuation allowance

  (6,738,000)

   (5,423,791)

Net deferred income tax asset

$        -

$         -

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

7.     Prior Period Adjustment

For the year ended October 31, 2010, we identified approximately $1.642 million of errors relating to an overstatement primarily of accounts payable, accrued expenses and other balance sheet items from the year ended October 31, 2009; $1.144 million was disclosed in the quarter ended July 31, 2010.  Accordingly, the balance sheet for October 31, 2010 presented in this Form 10-K has

COUPON EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010

7.     Prior Period Adjustment (continued)

been adjusted to reduce accounts payable , accrued  expenses and other balance sheet  accounts by the $1.642 million; a corresponding entry was recorded to reduce previously reported accumulated deficit by the same amount.

8.     Subsequent Events

Subsequent to October 31, 2011, the company made cash payments of $202,716 in satisfaction of principal and interest owed for certain note holders in Rounds D, G and Bridge and also the company purchased additional Kiosks for $155,000.

Management had evaluated subsequent events through January 16, 2012, the date of which the financial statements were available to be issued.