Form 10-Q
period 2012-01-31
COUPON EXPRESS, INC.
filed 2012-03-15
CIK 888702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 0-20317

———————

COUPON EXPRESS, INC.

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

☒ Yes     No

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

As of February 29, 2012, there were 268,808,910 shares of the Registrant's Common Stock, and no shares of the Registrant's Series A Preferred Stock, $0.001 par value per share, outstanding.

COUPON EXPRESS, INC.

For The Quarterly Period Ended January 31, 2012

TABLE OF CONTENTS

		Page Number
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements –

	Balance Sheets as of January 31, 2012(unaudited) and October 31, 2011	2

	Statements of Income for the three months ended January 31, 2012 and 2011(unaudited)	3

	Statements of Stockholders’ Equity as of January 31, 2012 (unaudited) and October 31, 2011	4

	Statements of Cash Flows for the three months ended January 31, 2012 and 2011 (unaudited)	5

	Notes to the Financial Statements	6-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	(Removed and Reserved)	20

Item 5.	Other Information	20

Item 6.	Exhibits	21-23

SIGNATURES

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COUPON EXPRESS, INC.

BALANCE SHEETS

	January 31,	October 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash	$249,111	$1,010,203
Accounts Receivable, net	6,001	1,376
Other current assets	12,000	—
Total current assets	267,112	1,011,579

Furniture and equipment, net	389,034	252,507

Other assets
Security deposits	4,650	4,300
Total assets	$660,796	$1,268,386

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$339,404	$422,454
Accrued interest payable (PIK)	111,918	65,669
Notes payable	1,615,832	1,689,051
Total current liabilities	2,067,154	2,177,174

Stockholders' deficiency
Preferred stock $.001 par value; 5,000,000 shares authorized,
Series A Preferred, no shares issued and outstanding	—	—
Common stock, $.001 par value; 800,000,000 shares
authorized, 261,133,819 and 260,953,819 shares issued and
outstanding at January 31, 2012 and October 31, 2011, respectively	261,133	260,953
Additional paid-in capital	18,651,378	18,647,958
Deficit	(20,317,882)	(19,816,712)
Less: Common Stock in Treasury	(987)	(987)
Total stockholders' deficiency	(1,406,358)	(908,788)

Total liabilities and stockholders' deficiency	$660,796	$1,268,386

The accompany notes are an integral part of these financial statements.

COUPON EXPRESS, INC.

INCOME STATEMENTS

(Unaudited)

	Three Months Ended
	January 31,

	2012	2011

Revenue	$5,640	$14,379

Administrative expenses	307,458	311,245

Loss from operations	(301,818)	(296,866)

Interest, net	(199,352)	(265,971)

Net loss	$(501,170)	$(562,837)

Weighted average shares outstanding:
Basic and diluted	260,981,511	128,488,956

Net loss per share--basic and diluted	$(0.002)	$(0.004)

The accompany notes are an integral part of these financial statements.

COUPON EXPRESS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Deficit

Balance, October 31, 2010	120,900,693	$120,900	$12,103,748	$(17,693,212)	$(987)	$(5,469,551)

Issuance of warrants in connection with financing and reduction of deferred salary			1,045,421			1,045,421

Issuance of replacement shares	888,000	888	(888)			—

Conversion of notes payable	110,215,741	110,216	3,880,020			3,990,236

Issuance of shares for consulting and equipment rental services	3,014,928	3,015	79,973			82,988

Issuance of shares for interest	24,798,567	24,799	1,540,819			1,565,618

Issuance of penalty and anti- dilution shares	1,135,890	1,136	(1,136)			—

Net loss				(2,123,500)		(2,123,500)
Balance, October 31, 2011	260,953,819	$260,953	$18,647,958	$(19,816,712)	$(987)	$(908,788)

Issuance of shares for interest	180,000	180	3,420			3,600

Net loss				(501,170)		(501,170)
Balance, January 31, 2012	261,133,819	$261,133	$18,651,378	$(20,317,882)	$(987)	$(1,406,358)

The accompany notes are an integral part of these financial statements.

COUPON EXPRESS, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	January 31,
	2012	2011
Cash flows from operations
Net income (loss)	$(501,170)	$(562,837)
Adjustment to reconcile net loss to net cash:
Depreciation	18,707	12,943
Allowance for doubtful accounts	—	4,062
Shares issued for consulting fees	—	34,320
Shares issued for interest	3,600	53,029
Non-cash interest cost	149,363	162,957
Changes in operating assets and liabilities:
Accounts receivable	(4,625)	(14,379)
Other Current Assets	(12,000)	—
Other assets	(350)	—
Accounts payable and accrued expenses	(36,801)	163,685
Net cash provided by (used in) operating activities	(383,276)	(146,220)

Cash flows from investing activities
Purchase of property and equipment	(155,234)	(112,838)
Net cash provided by (used for) investing activities	(155,234)	(112,838)

Cash flows from financing activities
Proceeds from issuance of debt	—	320,000
Repayment of debt	(222,582)	—
Net cash provided by (used for) financing activities	(222,582)	320,000

Net increase (decrease) in cash	(761,092)	60,942

Cash, beginning of period	1,010,203	96,871

Cash, end of period	$249,111	$157,813

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,616	$1,625
Supplemental disclosure of non-cash transactions:
Shares issued to retire convertible notes
and previously incurred debt	$—	$416,283

The accompany notes are an integral part of these financial statements.

COUPON EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

January 31, 2012

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

Going Concern

Our financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the continuation of operations, the realization of assets and the liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result from our ability to being unable to continue as a going concern. At January 31, 2012, we had total assets of $660,796 and liabilities of $2,067,154. Our management is aware that we need to raise additional capital not only to meet our financial obligations, but also to expand our business. These factors cumulatively indicate that there is substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

COUPON EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

January 31, 2012

Loss per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Total potentially dilutive shares outstanding at January 31, 2012 and 2011 total 142,107,075 and 68,289,743 respectively.

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

In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. state and local jurisdictions. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities. It must be applied to all existing tax positions upon initial adoption and the cumulative effect, if any, is to be reported as an adjustment to stockholder's equity as of November 1, 2011.

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

COUPON EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

January 31, 2012

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

COUPON EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

January 31, 2012

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

January 31, 2012

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

Fair Value of Financial Instruments

The fair values of the Company's assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, "Financial Instruments," approximate their carrying amounts presented in the accompanying balance sheets at January 31, 2012 and October 31, 2011.

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

Advertising

The Company expenses all advertising expenditures as incurred. The Company's did not incur any advertising expenses during the three months ended January 31, 2012 and 2011.

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

COUPON EXPRESS, INC

NOTES TO FINANCIAL STATEMENTS

January 31, 2012

Recently Adopted Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 16, 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income (Topic 220),” which requires companies to report total net income, each component of comprehensive income, and total comprehensive income on the face of the income statement, or as two consecutive statements. The components of comprehensive income will not be changed, nor does the ASU affect how earnings per share is calculated or reported. These amendments will be reported retrospectively upon adoption. The adoption of the ASU will be required for the Company’s January 31, 2012 Form 10-Q filing, and is not expected to have a material impact on the Company.

In May 2011, the FASB issued an accounting standard update which works to achieve common fair value measurement and disclosure requirements in US GAAP and International Financial Reporting Standards. The update both clarifies the FASB’s intent about the application of existing fair value guidance, and also changes certain principles regarding measurement and disclosure.  The update is effective prospectively and is effective for annual periods beginning after December 15, 2011. Early application is permitted for interim periods beginning after December 15, 2011. The Company is currently evaluating the effect the update will have on its financial statements.

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

COUPON EXPRESS, INC

NOTES TO FINANCIAL STATEMENTS

January 31, 2012

3. Fixed Assets

Furniture and equipment consist of the following:

	January 31,	October 31,
Description	2012	2011

Kiosks	$530,847	$375,612

Less: accumulated depreciation	141,813	123,105
	$389,034	$252,507

Depreciation expense for the three months ended January 31, 2012 and 2011 was $18,708 and 12,943 respectively.

4. Stockholders' Equity

Warrants

		Number of Warrants	Average Exercise Price

Outstanding, October 31, 2010		59,710,021	$0.13
	Granted	82,397,054	0.04
	Exercised	—	—
	Expired	—	—
Outstanding October 31, 2011		142,107,075	$0.06

	Granted	—
	Exercised	—
	Expired	—
Outstanding January 31, 2012		142,107,075	$0.06

5. Debt

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

COUPON EXPRESS, INC

NOTES TO FINANCIAL STATEMENTS

January 31, 2012

5. Debt (continued)

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

Round D Loans

Commencing May through October 2007, we entered into notes (“Round D Notes”) with several unrelated parties totaling approximately $2,916,000.  The Round D Notes incur interest at rates ranging from 12% to 14% per annum, payable semi-annually and are due 3 years from the date of issuance.  These notes were not paid by October 31, 2010. In connection with the Round D Notes, we also issued warrants to purchase 9,445,744 shares of our common stock at an exercise price of $.15.  The warrants may be exercisable at any time for a period of 5 years.  In connection with the issuance of the warrants, we have reflected a value for the warrants totaling $549,011.  The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 3.57%; and expected lives of 5 years. For the years ending October 31, 2011 and 2010 the company issued 48,372,496 and 13,606,592 shares of common stock respectively in payment of accrued interest and principal. In addition, note holders of $646,000 of the remaining $711,000 outstanding convertible notes, have agreed to extend the due dates of their notes until October 2012 and also to subordinate their notes to the new Senior Convertible Notes. In November 2011 $50,000 was repaid to one of the outstanding note holders.

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

COUPON EXPRESS, INC

NOTES TO FINANCIAL STATEMENTS

January 31, 2012

5. Debt (continued)

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

Round G Loans

In May through October 2010, we entered into a series of convertible notes aggregating $485,000. The notes were originally due one year from the date of issuance at an interest rate of 10% per annum. The interest is payable in cash or common shares at our discretion. The notes are convertible into common shares at a conversion price of $.035 per share. In connection with the notes, we issued five year warrants to purchase 13,857,143 shares of our common stock at an exercise price of $.05/share. Through October 31, 2010, we issued 2,900,157 shares of common stock in payment of accrued interest and principal. In connection with the issuance of the warrants and conversion features, we have reflected a value totaling $118,067. The fair value of the warrant grant was estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rates between 1.23% and 2.03%, and expected lives of five years. In October 2011 the company issued 23,568,072 shares in payment of accrued interest and principal due all but one note holder. In December 2011 $100,000 was repaid to the remaining outstanding note holder.

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

COUPON EXPRESS, INC

NOTES TO FINANCIAL STATEMENTS

January 31, 2012

5. Debt (continued)

The shares of Preferred Stock bear a cumulative dividend of 7% per annum. Upon liquidation, and upon an acquisition of the Company, the holders of Preferred Stock are entitled to a liquidation preference equal to the greater of (i) the amount invested plus all accrued and unpaid dividends, or the amount the holders of Preferred Stock would receive had they converted the Preferred Stock to Common Stock immediately prior to such event. Each share of Preferred Stock is convertible into 1,250,000 shares of the Company’s Common Stock, subject to certain adjustments. The Certificate of Designation of the Preferred Stock provides that without the consent of a majority of the outstanding principal net of Notes (or Series A Preferred Stock, if converted), the Company may not:

  amend the Articles of Incorporation, by-laws, Certificate of Designation or any other certificate of designation or file any new certificate of designation;
  issue any Common Stock, Preferred Stock, Common Stock Equivalents or other securities or amend the terms thereof;
  redeem any outstanding Common Stock, Preferred Stock, Common Stock Equivalents or other securities;
  incur or repay indebtedness for borrowed money;
  acquisitions or dispositions of material assets;
  enter into any acquisition, merger, consolidation, reorganization or similar transaction;
  create subsidiaries or other affiliates;
  dissolve, liquidate or wind up or file any petition under insolvency or bankruptcy laws;
  enter into any contract or arrangement with any present or former director, executive officer, shareholder, partner, member, employee or affiliate of the Company or any of its subsidiaries, or any of such Person's affiliates or immediate family members;
  change senior management of the Company;
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

COUPON EXPRESS, INC

NOTES TO FINANCIAL STATEMENTS

January 31, 2012

6. Commitments

Operating Leases

Equipment

In June 2011 the Company entered into a Master Leasing Agreement with Yellow Box Leasing LLC. The terms of the agreement provide up to $1.25 million in equipment lease financing for Coupon Express Kiosks. The lease provides for the creation of sub-leases for each 25 Kiosks ordered. In September 2011 the Company received 25 new Kiosks with a value of $ 125,000. Terms of this sub-lease provide for payments of $140/month for each Kiosk over 3 years.

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

7. Income Taxes

We have not filed federal or state tax returns for the years ended October 31, 2004 - 2011. We did not believe that we owed material federal or state taxes for these fiscal years as a result of our operating losses. At January 31, 2012, we had approximately $24 million of net operating losses (“NOL”) carryforwards for federal and state income purposes. These losses are available for future years and expire through 2031. Utilization of these losses may be severely or completely limited if we undergo an ownership change pursuant to Internal Revenue Code Section 382.

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

Results of Operations

For the three months ended January 31, 2012 and 2011, the Company reported revenues of $5,640 and $14,379 respectively, a decrease of $8,739 (60.8%), respectively.

The Company’s net loss from operations for the three ended January 31, 2012 and 2011 was $501,170 and $562,837 respectively, a decrease of $61,667 (10.9%).

The decrease in net loss for the three month period ended January 31, 2012 is primarily attributable to a decrease in interest expense of approximately $66,000 (25%).

Our revenues for the three months ended January 31, 2012 were derived exclusively from advertising revenue. Our losses from operations for the three month ended January 31, 2012 were attributable to our inability to achieve significant revenues while incurring material working capital costs, including costs of development and deploying our kiosks.

Liquidity and Capital Resources

Cash Flows

Cash used in operations for the three months ended January 31, 2012and 2011 was approximately $383,000 and $146,000, respectively, an increase of approximately $237,000 (27.1%). This increase in use of funds for operations is primarily attributable to decreases in accounts payable and accrued expenses, increases in other current assets and partially offset by decreases in shares issued for consulting fees and interest.

Cash flows used in investing activities for the three months ended January 31, 2012 and January 31, 2011 were approximately $155,000 and $112,000, respectively, an increase of $43,000; this increase is primarily attributable to the purchase of additional Kiosks during the three months ended January 31, 2012.

Cash flows provided by or (used in) financing activities for the three months ended January 31, 2012 and 2011 were approximately $(223,000), and $320,000, respectively, an increase in cash flows used of approximately $540,000 (168.7%). This decrease is primarily attributable to a decrease of approximately $320,000 in proceeds from the sale of common stock and an increase of approximately $ 223,000 in repayment of debt.

Other Debt Transactions

None

Cash and cash equivalents

We had cash and cash equivalents of $249,111 as of January 31, 2012.

Due to the substantial doubt of our ability to meet our working capital needs, history of losses and current shareholders’ deficit, in their report on the annual financial statements for the year ended October 31, 2011 our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Critical Accounting Policies and Procedures and Recent Accounting Pronouncements

The Company’s critical accounting policies and procedures and recent accounting pronouncements are set forth in the Notes to our Consolidated Financial Statements set forth in Item 8 hereof.

Off-Balance Sheet Arrangements

None

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

The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.

Risk Factors

There have been no material changes to our Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2011.

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.

Defaults Upon Senior Securities

NONE

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

Item 6.

Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Sarbanes-Oxley Section 302
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Sarbanes-Oxley Section 906
101.INS SBRL	Instance Document
101.SCH XBRL	Taxonomy Extension Scheme
101.CAL XBAL	Taxonomy Extension Calculation Linkbase
101.DEF XBRL	Taxonomy Extension Definition Linkbase
101.LA XBRL	Taxonomy Extension Label Linkbase
101.PRE XBRL	Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coupon Express, Inc.

By:	/s/ Eric Kash
Name:	Eric Kash
Title:	Chief Executive Officer, Chief Financial Officer (Principal Executive and Financial Officer)
Date:	March 15, 2012