Form 10-Q
period 2012-04-30
COUPON EXPRESS, INC.
filed 2012-06-14
CIK 888702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

As of June 1, 2012, there were 271,802,685 shares of the Registrant’s Common Stock, and no shares of the Registrant’s Series A Preferred Stock, $0.001 par value per share, outstanding.

COUPON EXPRESS, INC.

For The Quarterly Period Ended APRIL 30, 2012

TABLE OF CONTENTS

		Page
		Number
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements –

	Balance Sheets as of April 30, 2012 (unaudited) and October 31, 2011	2

	Statements of Income for the three and six months ended April 30, 2012 and 2011(unaudited)	3

	Statements of Stockholders’ Equity as of April 30, 2012 (unaudited) and October 31, 2011	4

	Statements of Cash Flows for the six months ended April 30, 2012 and 2011 (unaudited) )	5

	Notes to the Financial Statements (unaudited)	6-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4	Controls and Procedures	20

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	22-25

SIGNATURES

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Coupon Express, Inc.
Balance Sheets

	April 30, 2012	October 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash	$26,274	$1,010,203
Accounts Receivable, net	1,645	1,376
Other current assets	12,000	—
Total current assets	39,919	1,011,579

Furniture and equipment, net	245,326	252,507

Other assets
Security deposits	7,650	4,300
Total assets	$292,895	$1,268,386
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$373,738	$422,454
Accrued Interest	151,679	65,669
Notes payable	1,733,299	1,689,051
Total current liabilities	2,258,716	2,177,174

Stockholders’ deficiency
Preferred stock $.001 par value; 5,000,000 shares authorized, Series A Preferred, no shares issued and outstanding	—	—
Common stock, $.001 par value; 300,000,000 shares authorized, 263,850,305 and 260,953,819 shares issued and outstanding at April 30, 2012 and October 31, 2011, respectively	263,850	260,953
Additional paid-in capital	18,703,404	18,647,958
Deficit	(20,932,088)	(19,816,712)
Less: Common Stock in Treasury	(987)	(987)
Total stockholders’ deficiency	(1,965,821)	(908,788)
Total liabilities and stockholders’ deficiency	$292,895	$1,268,386

The accompany notes are an integral part of these financial statements.

Coupon Express, Inc.
Statements of Income
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
Revenue	$782	$4,585	$6,422	$15,670

Administrative expenses	443,119	266,811	750,559	574,057

Loss from operations	(442,337)	(262,226)	(744,137)	(558,387)

Interest, net	(171,888)	(232,571)	(371,239)	(498,542)

Net loss	$(614,225)	$(494,797)	$(1,115,376)	$(1,056,929)

Basic and diluted weighted average shares	261,097,234	151,571,132	261,123,753	141,629,652

Basic and diluted loss per share	($0.002)	($0.003)	($0.004)	($0.007)

The accompany notes are an integral part of these financial statements.

Coupon Express, Inc.
Statement of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit
Balance, October 31, 2010	120,900,693	120,900	12,103,748	(17,693,212)	(987)	(5,469,551)

Issuance of warrants in connection with financing and reduction of deferred salary			1,045,421			1,045,421

Issuance of replacement shares	888,000	888	(888)			—

Conversion of notes payable	110,215,741	110,216	3,880,020			3,990,236

Issuance of shares for consulting and equipment rental services	3,014,928	3,015	79,973			82,988

Issuance of shares for interest	24,798,567	24,799	1,540,819			1,565,618

Issuance of penalty and anti-dilution shares	1,135,890	1,136	(1,136)			—

Net loss				(2,123,500)		(2,123,500)
Balance, October 31, 2011	260,953,819	$260,953	$18,647,958	$(19,816,712)	$(987)	$(908,788)

Issuance (cancellation) of shares for interest	(97,289)	(97)	(24,032)			(24,129)

Issuance of shares for director fees and equipment rental services	2,993,775	2,994	79,478			82,472

Net loss				(1,115,376)		(1,115,376)
Balance, April 30, 2012	263,850,305	$263,850	$18,703,404	$(20,932,088)	$(987)	$(1,965,821)

The accompany notes are an integral part of these financial statements.

Coupon Express, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended April 30,
	2012	2011
Cash flows from operations

Net income (loss)	$(1,115,376)	$(1,056,929)
Adjustment to reconcile net loss to net cash:
Depreciation	37,414	25,886
Allowance for doubtful accounts	—	23,020
Net shares issued(cancelled) for interest	(24,129)	—
Shares issued for consulting, director fees and equipment rental services	82,472	34,320
Non-cash interest cost	171,888	229,424
Changes in operating assets and liabilities:
Accounts receivable	(269)	17,846
Other Current Assets	(12,000)	—
Other assets	(3,350)
Accounts payable and accrued expenses	(48,716)	110,804
Accrued interest	86,010	263,031
Net cash provided by (used in) operating activities	(826,056)	(352,598)

Cash flows from investing activities
Purchase of property and equipment	(30,233)	(112,838)
Net cash provided by (used for) investing activities	(30,233)	(112,838)

Cash flows from financing activities
Proceeds from issuance of debt	—	420,000
Proceeds from sale of common stock	—	64,541
Repayment of debt	(127,640)	(70,551)
Net cash provided by (used for) financing activities	(127,640)	413,990

Net increase (decrease) in cash	(983,929)	(51,446)

Cash, beginning of period	1,010,203	96,871

Cash, end of period	$26,274	$45,425

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$15,110	$—

Supplemental disclosure of non-cash transactions:
Common Stock issued in payment of accrued interest and previously incurred debt	$—	$3,136,413

The accompany notes are an integral part of these financial statements.

COUPON EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

April 30, 2012

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

Going Concern

Our financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the continuation of operations, the realization of assets and the liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result from our ability to being unable to continue as a going concern. At April 30, 2012, we had total assets of $292,895 and liabilities of $2,258,716. Our management is aware that we need to raise additional capital not only to meet our financial obligations, but also to expand our business. These factors cumulatively indicate that there is substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

COUPON EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

April 30, 2012

Loss per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Total potentially dilutive shares outstanding at April 30, 2012 and 2011 total 136,187,631 and 71,146,000 respectively.

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

In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. state and local jurisdictions. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities. It must be applied to all existing tax positions upon initial adoption and the cumulative effect, if any, is to be reported as an adjustment to stockholder’s equity as of November 1, 2011.

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

April 30, 2012

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

April 30, 2012

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

April 30, 2012

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

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying balance sheets at January 31, 2012 and October 31, 2011.

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

Advertising

The Company expenses all advertising expenditures as incurred. The Company’s did not incur any advertising expenses during the three months ended April 30, 2012 and 2011.

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

COUPON EXPRESS, INC

NOTES TO FINANCIAL STATEMENTS

April 30, 2012

Recently Adopted Accounting Pronouncements

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

On June 16, 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income (Topic 220),” which requires companies to report total net income, each component of comprehensive income, and total comprehensive income on the face of the income statement, or as two consecutive statements. The components of comprehensive income will not be changed, nor does the ASU affect how earnings per share is calculated or reported. These amendments will be reported retrospectively upon adoption. The adoption of the ASU will be required for the Company’s April 30,, 2012 Form 10-Q filing, and is not expected to have a material impact on the Company.

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

COUPON EXPRESS, INC

NOTES TO FINANCIAL STATEMENTS

April 30, 2012

3.

Fixed Assets

Equipment consists of the following:

Description	April 30, 2012	October 31, 2011
Kiosks and other equipment	$405,847	$375,612
Less: accumulated depreciation	160,510	123,105
	$245,337	$252,507

Depreciation expense for the six months ended April 30, 2012 and the year ended October 30, 2011 was $37,414 and $25,886 respectively.

4.

Stockholders’ Equity

Warrants

		Number of Warrants	Average Exercise Price
Outstanding, October 31, 2010		59,710,021	$0.13
	Granted	82,397,054	0.04
	Exercised	—	—
	Expired	—	—
Outstanding October 31, 2011		142,107,075	$0.06
	Granted	—
	Exercised	—
	Expired or cancelled	(646,111)
Outstanding April 30, 2012		141,460,964	$0.06

6.

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

COUPON EXPRESS, INC

NOTES TO FINANCIAL STATEMENTS

April 30, 2012

4. Debt (continued)

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

COUPON EXPRESS, INC

NOTES TO FINANCIAL STATEMENTS

April 30, 2012

4. Debt (continued)

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

COUPON EXPRESS, INC

NOTES TO FINANCIAL STATEMENTS

April 30, 2012

4. Debt (continued)

6.

enter into any acquisition, merger, consolidation, reorganization or similar transaction;

7.

create subsidiaries or other affiliates;

8.

dissolve, liquidate or wind up or file any petition under insolvency or bankruptcy laws;

9.

enter into any contract or arrangement with any present or former director, executive officer, shareholder, partner, member, employee or affiliate of the Company or any of its subsidiaries, or any of such Person’s affiliates or immediate family members;

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

In prior rounds of financing, the Company issued certain warrants, rights convertible into or exercisable or exchangeable for common stock (collectively the “Derivative Securities”).  The Derivative Securities contain certain anti-dilution provisions, which provide for adjustment of the conversion price, exercise price or number of shares issuable, upon the occurrence of certain events. The Cumulative Convertible Senior Note and Warrant Purchase Agreement dated as of October 24, 2011 (the “Purchase Agreement”) required the Company, within 90 days of the closing date, to obtain from the holders of the Derivative Securities, a waiver, except in the case of any capital reorganization, split, combination or subdivision or reclassification, of any anti-dilution adjustments, it may have with respect to the Derivative Securities. In the event the Company is unable to obtain waivers from all of the holders of the Derivative Securities, the investors under the terms of the Purchase Agreement will be entitled to an adjustment of the conversion price, exercise price and the number of shares of common stock issuable to them under the Purchase Agreement. The Company has not obtained waivers from all of the holders of its Derivative Securities, but has received an extension to September 30, 2012.

7.

Commitments

Operating Leases

Equipment

In June 2011 the Company entered into a Master Leasing Agreement with Yellow Box Leasing LLC. The terms of the agreement provide up to $1.25 million in equipment lease financing for Coupon Express Kiosks. The lease provides for the creation of sub-leases for each 25 Kiosks ordered. As of April 2012, the Company has received 50 Kiosks under this arrangement with a value of $ 250,000. Terms of this sub-lease provide for payments of $140/month for each Kiosk over 3 years.

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

COUPON EXPRESS, INC

NOTES TO FINANCIAL STATEMENTS

April 30, 2012

8. Income Taxes

We have not filed federal or state tax returns for the years ended October 31, 2004 - 2011. We did not believe that we owed material federal or state taxes for these fiscal years as a result of our operating losses. At April 30, 2012, we had approximately $25 million of net operating losses (“NOL”) carryforwards for federal and state income purposes. These losses are available for future years and expire through 2031. Utilization of these losses may be severely or completely limited if we undergo an ownership change pursuant to Internal Revenue Code Section 382.

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

9. Subsequent Event

On May 31, 2012, the Company entered into a Cumulative Convertible Senior Note and Warrant Purchase Agreement (the “2012 Purchase Agreement”) governing the issuance of up to $1,537,500 aggregate principal amount of Cumulative Convertible Senior Notes (the “2012 Senior Notes”) and Warrants (the “2012 Warrants”). The 2012 Senior Notes and 2012 Warrants were issued on May 31, 2012.

The 2012 Senior Notes and 2012 Warrants are substantially similar to the $1,462,500 of the Company’s senior notes (the “2011 Senior Notes,” and together with the 2012 Senior Notes, the “Senior Notes”) and warrants issued in October 2011 (the “2011 Warrants”)

The 2012 Senior Notes include customary events of default, including, among other things, payment defaults, covenant breaches, certain representations and warranties, defaults to certain indebtedness, certain events of bankruptcy, liquidation and material judgments. If such an event of default occurs, the holders of the Senior Notes, may be entitled to take various actions, which may include the acceleration of amounts due under the 2012 Senior Notes.

The 2012 Senior Notes, which mature on May 31, 2013 (subject to a one-year extension at the option of the holders of a majority in principal amount of the Senior Notes), are convertible into shares of the Company’s Series A Preferred Stock (“Preferred Stock”) at a rate of one share of Preferred Stock for each $25,000 of 2012 Senior Notes. Upon the conversion of certain subordinated debt of the Company to Common Stock, or upon the consent of a majority in principal amount of the Senior Notes, the Senior Notes will be converted into shares of Preferred Stock. The 2012 Senior Notes are secured obligations of Coupon Express and will bear interest at a rate of 7% per year.

The shares of Preferred Stock bear a cumulative dividend of 7% per annum. Upon liquidation, and upon an acquisition of the Company, the holders of Preferred Stock are entitled to a liquidation preference equal to the greater of (i) the amount invested plus all accrued and unpaid dividends, and (ii) the amount the holders of Preferred Stock, would receive had they converted the Preferred Stock to Common Stock immediately prior to such event. Each share of Preferred Stock is convertible into 1,250,000 shares of the Company’s Common Stock, subject to certain adjustments. The holders of a majority of the Series A Preferred Stock, voting as a separate class, or (ii) if a majority of the outstanding aggregate principal amount of Senior Notes shall not have been converted into Preferred Stock at such time, the holders of a majority of the then outstanding aggregate principal balance of the Senior Notes, is entitled to elect one director to the Board of Directors. Further, such holders also have the right, under the Investor Rights Agreement, to consent to a second independent board member, and the Company has agreed that the board otherwise shall be comprised of five members.

The 2012 Warrants are exercisable until May 31, 2017 at a price of $.04 per share (subject to certain adjustments) and entitle the holder to purchase 1,250,000 shares of the Company’s Common Stock for each $25,000 of principal amount of 2012 Senior Notes. The investors have also entered into an Investors’ Right Agreement which among other things, provides for Board representation, registration rights, and certain provisions regarding future sales of securities by the Company (the “2012 Investors’ Rights Agreement”).

COUPON EXPRESS, INC

NOTES TO FINANCIAL STATEMENTS

April 30, 2012

9. Subsequent Event (continued)

In connection with the foregoing, NextLevel VIII, LLC as the Lead Purchaser of the $1,462,500 of the Company’s senior notes issued in October 2011 consented to certain amendments to the (i) the Cumulative Convertible Senior Note and Warrant Purchase Agreement dated as of October 24, 2011 (the “2011 Purchase Agreement”); (ii) the 2011 Senior Note; (iii) the 2011 Warrant; (iv) the Investors’ Rights Agreement dated as of October 24, 2011 (the “2011 Investors’ Rights Agreement”) and (v) the Security Agreement.

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

Results of Operations

For the three months and six months ended April 30, 2012 and 2011, the Company reported revenues of $782 and 4,585 and $6,422 and $15,670 respectively, a decrease of $3,803 (82%) and $9,248 (59%) respectively.

The Company’s net loss from operations for the three and six months ended April 30, 2012 and 2011 was $614,225 and 494,797 and $1,115,376 and 1,056,929 respectively, an increase of $119,428 (24%) and $58,447 (5.5%).

The increase in net loss for the three and six month period ended April 30, 2012 and 2011 is primarily attributable to an increase in administrative expenses of $176,308 (66%) and $176,502 (30.7%) respectively, offset by a decrease in interest expense of approximately $60,683 (26%) and $127,303 (25.5%) respectively.

Our revenues for the three months and six months ended April 30, 2012 and 2011 were derived exclusively from advertising revenue. Our losses from operations for the three and six months ended April 30, 2012 and 2011were attributable to our inability to achieve significant revenues while incurring material working capital costs, including costs of development and deploying our kiosks.

In June 2011 the company signed an agreement with a supermarket distributor to assist us with both kiosks deployments and placement of digital ads. The agreement originally provided for CE to receive revenue from the digital ads run on any CE kiosks installed at the distributor’s supermarkets. In the ensuing months since June 2011, the distributor decided they could not charge for the digital ads until 60 kiosks are installed. As of June 1, 2012 the company has successfully installed more than 60 kiosks and expects to start receiving paid ads in June 2012.

Liquidity and Capital Resources

Cash Flows

Cash used in operations for the six months ended April 30, 2012 and 2011 was approximately $828,000 and $353,000, respectively, an increase of approximately $475,000 (135%). This increase in use of funds for operations is primarily attributable to decreases in accounts payable and accrued expenses, increases in other current assets and in shares issued for consulting and director fees and interest.

Cash flows used in investing activities for the six months ended April 30, 2012 and 2011 were approximately $30,000 and $113,000, respectively, a decrease of $83,000; this decrease is primarily attributable to the Kiosks purchase during the six months ended April 30, 2012.

Cash flows provided by or (used in) financing activities for the six months ended April 30, 2012 and 2011 were approximately $(126,000), and $414,000, respectively, an increase in cash flows used of approximately $540,000 (131%). This decrease is primarily attributable to a decrease of approximately $420,000 in proceeds from issuance of debt and a decrease in repayment of debt of approximately $56,000 and a decrease of approximately $ 65,000 in proceed from sale of common stock.

Other Debt Transactions

None

Cash and cash equivalents

We had cash and cash equivalents of $26,274 as of April 30, 2012.

The Company is currently consuming cash reserves at the rate of approximately $100,000 per month, assuming little or no revenue. In the ensuing months, should the company be unsuccessful in increasing revenue to meet its cash needs, it will be required to obtain additional capital to support operations and fund its growth. The Company on May 31, 2012 raised an additional $950,000 of senior convertible notes to fund its operations. (See Note 9—Subsequent Event).

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

Off-Balance Sheet Arrangements

None

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company does not invest in market risk sensitive instruments. At times, the Company’s cash equivalents consist of overnight deposits with banks and money market accounts.  The Company’s objective in connection with its investment strategy is to maintain the security of its cash reserves without taking market risk with principal.

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

The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting have come to management’s attention during the Company’s last fiscal quarter that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

 Item 1.

Legal Proceedings

The Company is involved in a dispute over a services contract with S.O.S. Resources (“SOS”) and its President. SOS alleges that it fully performed under an agreement with the Company and is entitled to receive 3,110,000 shares of registered common stock, and the sum of $1,191,600. The Company believes that SOS and its President did not perform under the contract, and intends to vigorously defend itself against such claim as well as file a claim for fraud against SOS and its President. The Company believes that the suit filed by SOS and its President is without merit.

The Company has been advised that an action has been commenced by the law firm Cozen O’Connor seeking payment of approximately $ 195,000 in legal fees for services allegedly rendered by the firm in 2007. The Company intends to vigorously defend the action.

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

Mine Safety Disclosures

Not Applicable.

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
32.1 101.INS XBRL 101.SCH XBRL 101.CAL XBAL 101.DEF XBRL 101.LAB XBRL 101.PRE XBRL

Certification of Principal Executive Officer and Principal Financial Officer
pursuant to Sarbanes-Oxley Section 906

Instance Document

Taxonomy Extension Scheme

Taxonomy Extension Calculation Linkbase

Taxonomy Extension Definition Linkbase

Taxonomy Extension Label Linkbase

Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coupon Express, Inc.

By:	/s/ Eric Kash
Name:	Eric Kash
Title:	Chief Executive Officer, Chief Financial Officer (Principal Executive and Financial Officer)
Date:	June 14, 2012