Form 10-Q
period 2012-07-31
COUPON EXPRESS, INC.
filed 2012-09-14
CIK 888702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

Or

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 0-20317

———————

COUPON EXPRESS, INC.

(Exact name of registrant as specified in its charter)

———————

Nevada	33-0912085
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 Fifth Avenue, Suite 206, New York, NY  10016

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

Large accelerated filer			Accelerated filer	
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company	☒

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

 Yes    ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of September 1, 2012, there were 271,802,685 shares of the Registrant's Common Stock, and 110.42 shares of the Registrant's Series A Preferred Stock, $0.001 par value per share, outstanding.

COUPON EXPRESS, INC.

For The Quarterly Period Ended JULY 31, 2012

TABLE OF CONTENTS

		Page Number
Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements —
	Balance Sheets as of July 31, 2012(unaudited) and October 31, 2011	2
	Statements of Income for the three and nine months ended July, 31, 2012 and 2011(unaudited)	3
	Statements of Stockholders’ Equity as of July 31, 2012 (unaudited) and October 31, 2011	4
	Statements of Cash Flows for the nine months ended July 31, 2012 and 2011 (unaudited) )	5
	Notes to the Financial Statements	6-17
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20
Item 4	Controls and Procedures	20

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1A	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	24-25
SIGNATURES

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STAEMENTS

Coupon Express, Inc.
Balance Sheets

	July 31, 2012	October 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash	$449,270	$1,010,203
Accounts Receivable, net	1,352	1,376
Other current assets	12,000	—
Total current assets	462,622	1,011,579

Furniture and equipment, net	486,333	252,507

Other assets
Security deposits	7,650	4,300
Total assets	$956,605	$1,268,386

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$337,266	$422,454
Accrued Interest	213,844	65,669
Notes payable	2,659,296	1,689,051
Total current liabilities	3,210,406	2,177,174

Stockholders’ deficiency
Preferred stock $.001 par value; 5,000,000 shares authorized, Series A Preferred, no shares issued and outstanding	—	—
Common stock, $.001 par value; 300,000,000 shares authorized, 263,850,305 and 260,953,819 shares issued and outstanding at July 31, 2012 and October 31, 2011, respectively	263,850	260,953
Additional paid-in capital	19,254,973	18,647,958
Deficit	(21,771,637)	(19,816,712)
Less: Common Stock in Treasury	(987)	(987)
Total stockholders’ deficiency	(2,253,801)	(908,788)
Total liabilities and stockholders’ deficiency	$956,605	$1,268,386

The accompanying notes are an integral part of these financial statements.

Coupon Express, Inc.
Statements of Income
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
Revenue	$821	$1,103	$7,229	$16,774
Administrative expenses	516,792	255,265	1,270,518	831,522
Loss from operations	(515,971)	(254,162)	(1,263,289)	(814,748)
Interest, net	(320,397)	(142,324)	(691,636)	(640,866)
Net loss	$(836,368)	$(396,486)	$(1,954,925)	$(1,455,614)
Basic and diluted weighted average shares	261,097,234	212,755,688	261,123,753	186,737,955
Basic and diluted loss per share	$(0.003)	$(0.002)	$(0.007)	$(0.008)

The accompanying notes are an integral part of these financial statements.

Coupon Express, Inc.
Statement of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Deficit
Balance, October 31, 2010	120,900,693	120,900	12,103,748	(17,693,212)	(987)	(5,469,551)
Issuance of warrants in connection with financing and reduction of deferred salary			1,045,421			1,045,421
Issuance of replacement shares	888,000	888	(888)			—
Conversion of notes payable	110,215,741	110,216	3,880,020			3,990,236
Issuance of shares for consulting and equipment rental services	3,014,928	3,015	79,973			82,988
Issuance of shares for interest	24,798,567	24,799	1,540,819			1,565,618
Issuance of penalty and anti-dilution shares	1,135,890	1,136	(1,136)			—
Net loss				(2,123,500)		(2,123,500)
Balance, October 31, 2011	260,953,819	$260,953	$18,647,958	$(19,816,712)	$(987)	$(908,788)
Issuance of warrants in connection with financing			$551,569			551,569
Issuance (cancellation) of shares for interest	(97,289)	(97)	(24,032)			(24,129)
Issuance of shares for director fees and equipment rental services	2,993,775	2,994	79,478			82,472
Net loss				(1,954,925)		(1,954,925)
Balance, July 31, 2012	263,850,305	$263,850	$19,254,973	$(21,771,637)	$(987)	$(2,253,801)

The accompanying notes are an integral part of these financial statements.

Coupon Express, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended July 31,
	2012	2011
Cash flows from operations
Net income (loss)	$(1,954,925)	$(1,455,614)
Adjustment to reconcile net loss to net cash:
Depreciation	56,123	38,828
Allowance for doubtful accounts	(68,980)	23,020
Net shares issued(cancelled) for interest	(24,129)	—
Shares issued for consulting, director fees and equipment rental services	82,472	39,320
Non-cash interest cost	226,579	331,677
Changes in operating assets and liabilities:
Accounts receivable	69,004	16,827
Other Current Assets	(12,000)	—
Other assets	(3,350)
Accounts payable and accrued expenses	(85,188)	119,373
Accrued interest	148,175	358,939
Net cash provided by (used in) operating activities	(1,566,219)	(527,630)

Cash flows from investing activities
Purchase of property and equipment	(289,949)	(112,838)
Net cash provided by (used for) investing activities	(289,949)	(112,838)

Cash flows from financing activities
Proceeds from issuance of debt	1,298,000	820,000
Proceeds from sale of common stock	—	64,542
Repayment of debt	(2,765)	(284,538)
Net cash provided by (used for) financing activities	1,295,235	600,004

Net increase (decrease) in cash	(560,933)	(40,464)
Cash, beginning of period	1,010,203	96,871
Cash, end of period	$449,270	$56,407

Supplemental disclosure of cash flow information and noncash investing and financing activities:
Cash paid during the year for:
Interest	$35,634	$10,246

Non-cash financing activities
Common Stock issued in payment of accrued interest and previously incurred debt	$—	$3,731,795

The accompanying notes are an integral part of these financial statements.

COUPON EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

July 31, 2012

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

Going Concern

Our financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the continuation of operations, the realization of assets and the liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result from our ability to being unable to continue as a going concern. At July 31, 2012, we had total assets of $956,605 and liabilities of $3,210,406. Our management is aware that we need to raise additional capital not only to meet our financial obligations, but also to expand our business. These factors cumulatively indicate that there is substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

COUPON EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

July 31, 2012

Loss per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Total potentially dilutive shares outstanding at July 31, 2012 and 2011 total 199,484,418 and 81,146,886 respectively.

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

July 31, 2012

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

July 31, 2012

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

July 31, 2012

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

Advertising

The Company expenses all advertising expenditures as incurred. The Company's did not incur any advertising expenses during the three months ended July 31, 2012 and 2011.

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

July 31, 2012

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

COUPON EXPRESS, INC
NOTES TO FINANCIAL STATEMENTS
July 31, 2012

3.   Fixed Assets

Equipment consists of the following:

	July 31,	October 31,
Description	2012	2011
Kiosks and other equipment	$665,562	$375,612
Less: accumulated depreciation	179,229	123,105
	$486,333	$252,507

Depreciation expense for the nine months ended July 31, 2012 and 2011 was $56,123 and 38,829 respectively.

4.   Stockholders' Equity

Warrants

		Warrants	Exercise Price
Outstanding, October 31, 2010		59,710,021	$0.13
	Granted	82,397,054	0.04
	Exercised	—	—
	Expired	—	—
Outstanding October 31, 2011		142,107,075	$0.06
	Granted	64,900,000	0.04
	Exercised	—
	Expired or cancelled	(7,522,657)	(0.15)
Outstanding July 31, 2012		199,484,418	$0.07

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
July 31, 2012

5.   Debt (continued)

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

July 31, 2012

5.   Debt (continued)

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

Cumulative Convertible Senior Notes 2011

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

July 31, 2012

5. Debt (continued)

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

Cumulative Convertible Senior Notes 2012

On May 31, 2012, the Company completed a Cumulative Convertible Senior Note and Warrant Purchase Agreement (the “2012 Purchase Agreement”) of $1,298,000 aggregate principal amount of Cumulative Convertible Senior Notes (the “2012 Senior Notes”) and Warrants (the “2012 Warrants”). The 2012 Senior Notes and 2012 Warrants were issued on May 31, 2012.

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

In prior rounds of financing, the Company issued certain warrants, rights convertible into or exercisable or exchangeable for common stock (collectively the "Derivative Securities").  The Derivative Securities contain certain anti-dilution provisions, which provide for adjustment of the conversion price, exercise price or number of shares issuable, upon the occurrence of certain events. The 2012 Purchase Agreement required the Company, by September 30, 2012, to obtain from the holders of the Derivative Securities, a waiver, except in the case of any capital reorganization, split, combination or subdivision or reclassification, of any anti-dilution adjustments, it may have with respect to the Derivative Securities. In the event the Company is unable to obtain waivers from all of the holders of the Derivative Securities, the investors under the terms of the Purchase Agreement will be entitled to an adjustment of the conversion price, exercise price and the number of shares of common stock issuable to them under the Purchase Agreement.

COUPON EXPRESS, INC

NOTES TO FINANCIAL STATEMENTS

July 31, 2012

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

6.   Commitments

Operating Leases

Equipment

In June 2011 the Company entered into a Master Leasing Agreement with Yellow Box Leasing LLC. The terms of the agreement provide up to $1.25 million in equipment lease financing for Coupon Express Kiosks. The lease provides for the creation of sub-leases for each 25 Kiosks ordered. As of July 2012, the Company has received 50 Kiosks under this arrangement with a value of $ 250,000. Terms of this sub-lease provide for payments of $140/month for each Kiosk over 3 years.

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

The Company has settled an action commenced by the law firm Cozen O’Connor seeking payment of approximately $195,000 in legal fees for services allegedly rendered by the firm in 2007. The Company has agreed to remit the sum of $3,000 per month for thirty (30) months, commencing on August 1, 2012 with a final payment of $114,670.66 due on January 1, 2015.

COUPON EXPRESS, INC

NOTES TO FINANCIAL STATEMENTS

July 31, 2012

6.   Commitments (continued)

An action has been commenced against the Company seeking legal fees in the sum of approximately $47,700 allegedly incurred in connection with a Settlement Agreement dated April 13, 2009. The Company has made all payments due under the Settlement Agreement and believes that the suit is without merit and intends to vigorously defend the action

7.   Income Taxes

We have not filed federal or state tax returns for the years ended October 31, 2004 - 2011. We did not believe that we owed material federal or state taxes for these fiscal years as a result of our operating losses. At July 31, 2012, we had approximately $25 million of net operating losses (“NOL”) carryforwards for federal and state income purposes. These losses are available for future years and expire through 2031. Utilization of these losses may be severely or completely limited if we undergo an ownership change pursuant to Internal Revenue Code Section 382.

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

8.   Subsequent Event

On August 7, 2012 the company announced the conversion of $646,000 of the Company's 14% Convertible Subordinated Notes due June 23, 2011 into 7,177,777 shares of the Company's Common Stock, pursuant to agreements with the respective noteholders. As a result of this conversion, all of the Company's outstanding Cumulative Convertible Senior Notes, in the aggregate principal amount of $2,760,500, have converted automatically into shares of the Company's Series A Preferred Stock. The Senior Notes converted at a rate of one share of Series A Preferred Stock for each $25,000 of Senior Notes. The shares of Preferred Stock bear a cumulative dividend of 7% per annum. Upon liquidation, and upon an acquisition of the Company, the holders of Preferred Stock are entitled to a liquidation preference equal to the greater of (i) the amount invested plus all accrued and unpaid dividends, and (ii) the amount the holders of Preferred Stock would receive had they converted the Preferred Stock to Common Stock immediately prior to such event. Each share of Preferred Stock is convertible into 1,250,000 shares of the Company's Common Stock, subject to certain adjustments.

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

Results of Operations

For the three months and nine months ended July 31, 2012 and 2011, the Company reported revenues of $821 and 7,229 and $1,103 and $16,774 respectively, a decrease of $282 (26%) and $9,545 (57%) respectively.

The Company’s net loss from operations for the three and nine months ended July 31, 2012 and 2011 was $515,971 and 1,263,289 and $254,162 and 814,748 respectively, an increase of $261,809 (103%) and $448,541 (55%).

The increase in net loss for the three and nine month period ended July 31, 2012 and 2011 is primarily attributable to an increase in expenses for kiosk deployment and professional fees for the 2012 capital raise of approximately $260,000 (102%) and $439,000 (53%) respectively, and an increase in interest expense of approximately $178,073 (125%) and $50,770 (8%) respectively.

Our revenues for the three and months and nine months ended July 31, 2012 and 2011 were derived exclusively from advertising revenue. Our losses from operations for the three and nine months ended July 31, 2012 and 2011were attributable to our inability to achieve significant revenues while incurring material working capital costs, including costs of development and deploying our kiosks.

In June 2011 the company signed an agreement with a supermarket distributor to assist us with both kiosks deployments and placement of digital ads. The agreement originally provided for CE to receive revenue from the digital ads run on any CE kiosks installed at the distributor’s supermarkets. In the ensuing months since June 2011, the distributor decided they could not charge for the digital ads until 60 kiosks are installed. As of September 1, 2012 the company has successfully installed more than 100 kiosks and expects to begin receiving an increasing number of paid ads in the fourth quarter 2012.

Liquidity and Capital Resources

Cash Flows

Cash used in operations for the nine months ended July 31, 2012 and 2011 was approximately $1,566,000 and $528,000, respectively, an increase of approximately $1,038,000 (197%). This increase in use of funds for operations is primarily attributable to decreases in accounts payable and accrued expenses, increases in other current assets and in shares issued for consulting and director fees and interest.

Cash flows used in investing activities for the nine months ended July 31, 2012 and 2011 were approximately $290,000 and $113,000, respectively, an increase of $177,000; this increase is primarily attributable to the Kiosks purchased during the nine months ended July 31, 2012.

Cash flows provided by or (used in) financing activities for the nine months ended July 31, 2012 and 2011 were approximately $1,295,000, and $600,000, respectively, an increase in cash flows provided by of approximately $695,000 (116%). This increase is primarily attributable to an increase of approximately $478,000 in proceeds from issuance of debt and a decrease in repayment of debt of approximately $282,000 which includes satisfaction of a note to David Lott of and a decrease of approximately $ 65,000 in proceed from sale of common stock.

Cash and cash equivalents

We had cash and cash equivalents of $449,270 as of July 31, 2012.

The Company currently is consuming cash reserves at the rate of approximately $100,000 per month assuming little or no revenue. In the ensuing months, should the company be unsuccessful in significantly increasing sources of revenue it will be forced to find additional capital to support operations and fund its growth.

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

Off-Balance Sheet Arrangements

None

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company does not invest in market risk sensitive instruments. At times, the Company's cash equivalents consist of overnight deposits with banks and money market accounts.  The Company's objective in connection with its investment strategy is to maintain the security of its cash reserves without taking market risk with principal.

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

The Company has settled an action commenced by the law firm Cozen O’Connor seeking payment of approximately $195,000 in legal fees for services allegedly rendered by the firm in 2007. The Company has agreed to remit the sum of $3,000 per month for thirty (30) months, commencing on August 1, 2012 with a final payment of $114,670.66 due on January 1, 2015.

An action has been commenced against the Company seeking legal fees in the sum of approximately $47,700 allegedly incurred in connection with a Settlement Agreement dated April 13, 2009. The Company has made all payments due under the Settlement Agreement and believes that the suit is without merit and intends to vigorously defend the action.

From time to time the Company may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of business.

 Item 1A.

Risk Factors

There have been no material changes to our Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2011.

Item 2

 Unregistered Sales of Equity Securities and Use of Proceeds

On August 7, 2012, the Company converted its Subordinated Notes into 7,177,777 shares of the Company’s Common Stock, pursuant to agreements with the respective note holders. The conversions were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 3(a)(9) thereof as the conversions were exchanges with our existing security holders where no commission or other remuneration was paid. As a result of the conversion of the Subordinated Notes, all of the Company’s outstanding Senior Notes, in the aggregate principal amount of $2,760,500, have converted automatically into shares of the Company’s Preferred Stock. The Senior Notes converted at a rate of one share of Preferred Stock for each $25,000 of Senior Notes. Following the conversion of the Senior Notes, the Company has 110.42 shares of Preferred Stock issued and outstanding. The conversions were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 3(a)(9) thereof as the conversions were exchanges with our existing security holders where no commission or other remuneration was paid.

Item 3.

Defaults Upon Senior Securities

NONE

PART II

OTHER INFORMATION

Item 4.

Mine Safety Disclosures

Not applicable

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

Coupon Express, Inc.

By:	/s/ Eric Kash
Name:	Eric Kash
Title:	Chief Executive Officer, Chief Financial Officer (Principal Executive and Financial Officer)
Date:	September 13, 2012