Form 10-K/A
period 2011-10-31
COUPON EXPRESS, INC.
filed 2012-11-28
CIK 888702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2011, as originally filed on January 27, 2012 (the “Report”), is being filed in response to comments received by us from the Staff of the Securities and Exchange Commission (the “Staff”). This Amendment amends (i) Item 1 Business — to include our present arrangement with retailers for the placement of kiosks; (ii) Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — to include the events and milestones that need to be accomplished in order to implement our business plan; (iii) Item 11 Executive Compensation — to include the value of warrants issued to Mr. Kash in lieu of deferred salary; and (iv) revised disclosure of Director Compensation.

Except to the extent expressly set forth herein, this Amendment speaks as of the original filing date of our Report and has not been updated to reflect events occurring subsequent to the original filing date other than those required to reflect the effects of the comments received by the Staff. Accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Report, including any amendments to those filings.

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

We believe that in order to generate sufficient revenues to implement our business plan, we need to deploy kiosks to retailers in exchange for the retailer receiving a share of the revenues derived from the kiosks. Our current revenue model provides for an advertiser to pay $10 per kiosk, per week, per store. Approximately half of such revenues will be shared with the supermarkets and other agents, to encourage them to obtain additional advertising revenue for the Company.

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

In November 2011 we leased additional space in South Carolina at 612 Johnnie Todds BLVD, Suite A5. The lease provides for 1500 square feet of office space for $1,000 per month.

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

Fiscal Year 2011	High	Low
Fourth Quarter	$ .042	$ .020
Third Quarter	$ .032	$.0156
Second Quarter	$ .02	$ .015
First Quarter	$ .05	$ .020

Fiscal Year 2010	High	Low

Fourth Quarter	$ .055	$.018
Third Quarter	$ .060	$ .02
Second Quarter	$ .06	$ .03
First Quarter	$ .06	$ .04

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

We believe that our current revenue model will achieve profitability upon the deployment of approximately 160 kiosks and 25 advertisers per month. We anticipate that as more kiosks are installed throughout the United States, advertisers/manufacturers will be able to reach a critical mass of consumers that should result in generating additional advertising revenue from the kiosks. As of October 31, 2011, we had 4 kiosks installed, which have generated limited revenue. It is expected that during fiscal 2012, we will install kiosks at the rate of 4-8 kiosks per week with a goal of having 120 kiosks installed by the end of fiscal 2012. The cost to have each kiosk manufactured is approximately $5,000, which will either be financed from cash on hand or a sale leaseback program. Our monthly cash requirements are approximately $85,000 at the current rate of kiosk installments. Our cash on hand is expected to sustain operations for the next seven months, at which time the Company will require additional capital to support its operations. We anticipate that the Company will need to raise additional capital of up to $1,500,000 in order to fund operations, including the purchase of additional kiosks, in the next 12 months.

Liquidity and Capital Resources

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

Herbert B. Soroca

Effective July 1, 2010, Mr. Herbert B. Soroca was appointed as a member of the Board of Directors for CE. Mr. Soroca is the Chairman and sole member of the Audit Committee. Since 1983, Mr. Soroca has been Chief Executive Officer of North Cove Capital Advisors in Stamford, Connecticut, which provides advice to emerging growth companies in the areas of finance, management and strategy. A Wall Street veteran, he has overseen public offerings, PIPEs, and private debt and equity placement. Mr. Soroca is the former Managing Director and head of Corporate Finance for Palicapital, Inc. He earned his AB from Columbia College and his JD from Columbia University School of Law. Mr. Soroca’ s extensive experience in the financial industry and raising capital through both public and private means enhances the Board’s ability to oversee, evaluate and direct our overall corporate strategy.

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

(1)

Mr. Kash has served as Chief Financial Officer since November 10, 2008. He was appointed to serve as our Chief Executive Officer on June 30, 2010. Mr. Kash’s salary of $10,000 per month under his Employment Agreement has been deferred. On October 24, 2011, the Company issued its chief executive officer/chief financial officer a warrant to purchase 36,000,000 shares of its $0.001 par value common stock at an exercise price of $0.001 per share. The warrant was issued in lieu of payment of deferred salary of $360,000, which represented unpaid compensation of $120,000 for each of the three fiscal years ended October 31, 2011. The warrant was exercisable on the sixty-first day after the warrant issuance date through October 24, 2016. The Company accounts for its stock based compensation under FASB ASC Topic 718, “Compensation—Stock Compensation. The fair value of these warrants on date of grant was approximately $1,079,000; the fair value was estimated using the Black-Sholes option pricing model with the following assumptions at the grant date of October 24, 2011; risk free interest rate of 0.96%, no dividend yield, expected lives of 5 years, and volatility of 248%. The expected term of the warrants granted is based on the “simplified” method for “plain vanilla” options discussed in SEC Staff Accounting Bulletin (“SAB”) No. 107, as amended by SAB No. 110. The expected volatility is derived from historic volatility of the Company’s stock on the OTCBB for a period that matches the expected term of the option. The risk free interest rate is the yield from a Treasury note corresponding to the expected term of the warrants. No additional compensation expense was recorded in connection with the issuance of these warrants during the fiscal year ended October 31, 2011 under FASB ASC 718.

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

Director Compensation

We do not separately compensate employee directors for their position as director. We compensate our non-employee directors with annual stock grants, which we believe aligns director compensation directly with our long-term performance. Stock grants are awarded to non-employee directors upon election or appointment, as the case may be, and for chairing a Committee of the Board of Directors.

Each director receives annually, a grant of 500,000 shares of the Company’s Common Stock for his services provided as a director and an additional 333,000 shares of Common Stock as chair of a committee of the Board of Directors, if any.

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

/s/ Patrick Rodgers, CPA, PA

Orlando, Florida

January 16, 2012

COUPON EXPRESS, INC.

BALANCE SHEETS

	October 31,
	2011	2010
Assets
Current assets
Cash	$1,010,203	$96,871
Accounts receivable, net of doubtful accounts	1,376	32,981
Notes receivable	—	8,125
Total current assets	1,011,579	137,977
Furniture and equipment, net	252,507	232,965
Other assets
Security deposits	4,300	—
Total assets	$1,268,386	$370,942

Liabilities and Stockholders' Deficiency
Current liabilities
Accounts payable and accrued expenses	$422,454	$538,313
Accrued interest payable (PIK)	65,669	1,220,490
Notes payable, net of long term portion	1,689,051	3,781,690
	2,177,174	5,540,493
Notes payable, net of short-term portion	—	300,000
Total liabilities	2,177,174	5,840,493

Stockholders' deficiency
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value; 800,000,000 shares authorized, 260,953,819 and 120,900,693 issued and outstanding at October 31, 2011 and October 31, 2010, respectively	260,953	120,900
Additional paid-capital	18,647,958	12,103,748
Accumulated deficit	(19,816,712)	(17,693,212)
Less: common stock in treasury	(987)	(987)
Total stockholders' deficiency	(908,788)	(5,469,551)
Total liabilities and stockholders' deficiency	$1,268,386	$370,942

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

COUPON EXPRESS, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
Cash flows from operations
Net income (loss)	$(2,123,500)	$(2,713,945)
Adjustment to reconcile net loss to net cash:
Depreciation	97,221	25,885
Allowance for doubtful accounts	23,271	53,609
Loss (gain) on disposal of fixed assets	—	(34,348)
Shares issued for consulting fees	82,988	363,570
Noncash compensation	120,000	—
Noncash interest cost	420,517	410,874
Changes in operating assets and liabilities:
Accounts receivable	8,334	(15,964)
Notes receivable	8,125	—
Other current assets	—	327,022
Other assets	(4,300)	309,250
Accounts payable and accrued expenses	834,939	835,589
Net cash provided by (used for) operating activities	(532,405)	(438,458)

Cash flows from investing activities
Purchase of property and equipment	(116,763)	(258,850)
Net cash provided by (used for) investing activities	(116,763)	(258,850)

Cash flows from financing activities
Proceeds from issuance of debt	1,562,500	854,000
Repayment of debt by issuance of shares- net	—	(89,428)
Net cash provided by (used for) financing activities	1,562,500	764,572
Net increase (decrease) in cash	913,332	67,264
Cash, beginning of period	$96,871	29,607
Cash, end of period	$1,010,203	$96,871

Supplemental disclosure of cash flow information and noncash investing and financing activities:
Non-cash financing activities:
Shares issued to retire convertible notes and accrued interest	$5,555,854	657,986
Cash paid during the year for:
Interest	$14,496	$—

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

2.

Fixed Assets

Furniture and equipment consist of the following:

	October 31,
	2011	2010
Description
Kiosks	$ 375,612	$258,850
Less: accumulated depreciation	123,105	25,885
	$ 252,507	$232,965

Depreciation expense for the year ended October 31, 2011 and 2010 totaled $ 97,221 and $25,885, respectively.

3.

Stockholders’ Equity

Warrants

For the years ended October 31, 2011 and 2010, warrant activity was as follow:

		Number of Warrants	Weighted Average Exercise Price
Outstanding, Octobers 31, 2009	Granted Exercised Expired	33,881,449 25,828,572 - -	0.12 0.05 - -
Outstanding, October 31, 2010		59,710,021	$0.13
Exercisable warrants, October 31, 2010		59,710,021	$0.13
Outstanding, Octobers 31, 2010	Granted Exercised Expired	59,710,021 82,397,054 - -	0.13 0.04 - -
Outstanding, October 31, 2011		142,107,075	$0.06
Exercisable warrants, October 31, 2011		142,107,075	$0.06

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

Minimum rental commitments at October 31, 2011 under all leases having a non-cancelable term of more than one year are shown below:

2012	$36,000
2013	36,000
2014	32,100
Total minimum lease payments	$102,100

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