Form 10-K
period 2012-10-31
COUPON EXPRESS, INC.
filed 2013-02-13
CIK 888702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For transition period from _________ to ________

Commission File Number: 0-20317

COUPON EXPRESS, INC.

(Exact name of registrant as specified in its charter)

Nevada	33-0912085
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the Registrant’s voting and non-voting Common Stock held by non-affiliates as of the close of business on April 27, 2012, the last business day of Registrant’s most recently completed second quarter was approximately $10,000,000. The Registrant’s closing price for April 27, 2012 was $.04. The number of the Registrant’s outstanding Common Stock was 279,039,702 as of February 1, 2013.

COUPON EXPRESS, INC.
FORM 10-K
TABLE OF CONTENTS

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

Our Products

Our proprietary kiosks have been installed in East and West Coast regions. Coupon Express kiosk, our lead product, provides in-store on-demand customized couponing through point of purchase (“POP”) services such as in-store product advertising and on-demand coupons, as well as redeeming text-messaged and loyalty-card coupons. Our in-store coupons have a higher redemption rate compared to the rate for traditional coupons.

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

We believe that in order to generate sufficient revenues to implement our business plan, we need to deploy kiosks to retailers in exchange for the retailer receiving a share of the revenues derived from the kiosks. Our current revenue models include a fixed fee plus click charge and a fixed price per store model. Approximately half of such revenues will be shared with the supermarkets and other agents, to encourage them to obtain additional advertising revenue for the Company.

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

Markets

Our kiosks currently address two primary markets: national and regional supermarket chains. As of October 31, 2012, we have installed Coupon Express kiosks in 119 supermarkets throughout the East and West Coast.

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

As of October 31, 2012, we have 2 pending U.S. patent applications for our kiosks. Our pending U.S. patent applications involve the intellectual property that creates the functionality of the kiosks to serve as a printing and distribution point for on-demand and text-messaged coupons. Through our patents pending for software applications, our kiosks and services are able to provide in-store customized couponing, in multiple languages, for immediate impact in regional independent retailers in the grocery and convenience store industries. These in-store point-of-purchase coupons enable retailers to quickly determine ideal price-points for new products and mitigate losses from hard-to-sell items. There can be no assurance that patents will be issued from these applications, or if issued, will not be violated or will provide protection that has commercial significance.

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

Our product faces competition from a variety of other in-store systems, including Coinstar, Inc. and its subsidiary, Redbox. Our retailers may choose to replace our coupon kiosks with competitors’ machines or may decide that floor space could be used for other purposes and not carry coupon kiosks at all. In addition, retailers, some of which have significantly more resources than we do, may decide to create their own in-store coupon kiosk. An expansion of the companies focused on in-store customized couponing services or a reduction in related fees charged by any of these competitors, or retailer decisions to use floor space for other than interactive customer marketing, could materially and adversely affect our business and results of operations.

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

Employees

We have three full time employees, one who works out of our Colorado Springs office and one who works out of our South Carolina office and our CEO who works out of the New York City office. We also employ consultants to assist management as is required by business needs. Our employees are not part of a union.

Available Information

We will provide, upon request and free of charge, paper copies of our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including any amendments to the foregoing reports, as soon as is reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. These materials along with our Code of Business Conduct and Ethics are also available through our corporate website at www.mgtci.com. A copy of this annual report on Form 10-K is located at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The public may also download these materials from the Securities and Exchange Commission’s website at http://www.sec.gov. Any amendments to, and waivers of, our Code of Business Conduct and Ethics will be posted on our corporate website.

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

In its audit report dated February 4, 2013 for the years ended October 31, 2012 and 2011, the opinion of our independent registered public accounting firm, Patrick Rodgers, CPA, PA, was qualified only as to the uncertainty of our ability to continue as a going concern. Most notably, significant recurring net losses through October 31, 2012 raise substantial doubt about our ability to continue as a going concern. During the fiscal year that ended October 31, 2012, we incurred net loss to common shareholders of $3,838,773. We will need to generate significant revenues in order to achieve profitability.

We are a development stage company with a limited operating history and expect to continue to incur losses and as such, may never achieve profitability.

We are currently in the development stage, and are the surviving entity of several former corporate incarnations. Over the past several years, we have been principally engaged in organizational, licensing, financing, technology protection, and marketing activities. We are subject to all of the risks inherent to the establishment of a developing business. The potential for success should be considered in light of the unforeseen problems, delays, complications, and added expenses often encountered with a development stage business and the status quo of the environment in which we will operate. We do not have a history of operations from which shareholders and investors can draw reasonable conclusions as to our future performance, and there can be no assurances that we will ever operate profitably or be commercially successful.

We have incurred significant operating losses since inception. As a result, we continue to report negative cash flows from operations. There can be no assurance that our efforts to reduce negative cash flows will be successful, and this could have a material adverse effect on our business, financial condition, and results of operations.

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

Because we do not have our own manufacturing facilities and must rely on contractual relationships to fulfill our manufacturing needs, our dependency could result in lost revenue if such relationships are terminated.

We do not have manufacturing facilities, nor do we presently intend to manufacture any of our products. Thus, we will be dependent upon relationships with manufacturers to fulfill our product needs. Our ability to market our product requires that certain products be manufactured in commercial quantities and at an acceptable cost. We have no prior experience in manufacturing and will be materially dependent upon others in these respects. In June 2011, the Company entered into a Master Leasing Agreement with Yellow Box Leasing LLC (“Yellow Box”). The terms of the agreement provide up to $1.25 million in equipment lease financing for our kiosks. However, Yellow Box has advised the Company that they are presently unable to finance the purchase of additional kiosks. Until such time as we are able to obtain suitable replacement equipment financing, or Yellow Box resumes financing our kiosks, there can be no assurance that the Company will be able to acquire additional kiosks.

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

An action has been commenced against the Company seeking legal fees in the sum of approximately $47,700 allegedly incurred in connection with a Settlement Agreement dated April 13, 2009. The Company has settled this matter by agreeing to pay the total sum of $35,000, payable, (i) $15,000 upon the execution of a settlement agreement; (ii) $10,000, on the 120th day following the execution of the settlement agreement; and (iii) $10,000 on the 240th day following the execution of the settlement agreement.

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

We have authorized 800,000,000 shares of Common Stock. As of October 31, 2012, there were 272,203,802 shares of Common Stock issued and outstanding. We have also issued securities that are convertible into our Common Stock, including Series A Preferred Stock, convertible notes and warrants. New issues of stock or conversion or exercise of our derivative securities into common stock will dilute the ownership of current investors and the value of your investment may decrease.

Our recent offerings of Convertible Senior Notes and Warrants may limit our ability to raise additional capital and/or take certain corporate action.

In October 2011, May 2012 and July 2012, we completed a private placement of $2,760,500 aggregate principal amount of Cumulative Convertible Senior Notes (“Senior Notes”) and Warrants to certain investors, that included the Company’s existing holders of Series A Preferred Stock (the “Preferred Stock”). In August 2012, the Senior Notes were converted into 110.42 shares of Preferred Stock. In December 2012, we issued an additional 9.58 shares of Preferred Stock and Warrants for proceeds of $239,500.

The shares of Preferred Stock bear a cumulative dividend of 7% per annum. Upon liquidation, and upon an acquisition of the Company, the holders of Preferred Stock are entitled to a liquidation preference equal to the greater of (i) the amount invested plus all accrued and unpaid dividends, or (ii) the amount the holders of Preferred Stock would receive had they converted the Preferred Stock to Common Stock immediately prior to such event. Each share of Preferred Stock is convertible into 1,250,000 shares of the Company’s Common Stock, subject to certain adjustments. The Certificate of Designation of the Preferred Stock provides that without the consent of a majority of the outstanding Series A Preferred Stock, the Company may not:

1.	amend the Articles of Incorporation, by-laws, Certificate of Designation or any other certificate of designation or file any new certificate of designation;

2.	issue any Common Stock, Preferred Stock, Common Stock Equivalents or other securities or amend the terms thereof;

3.	redeem any outstanding Common Stock, Preferred Stock, Common Stock Equivalents or other securities;

4.	incur or repay indebtedness for borrowed money;

5.	acquisitions or dispositions of material assets;

6.	enter into any acquisition, merger, consolidation, reorganization or similar transaction;

7.	create subsidiaries or other affiliates;

8.	dissolve, liquidate or wind up or file any petition under insolvency or bankruptcy laws;

9.	enter into any contract or arrangement with any present or former director, executive officer, shareholder, partner, member, employee or affiliate of the Company or any of its subsidiaries, or any of such Person’s affiliates or immediate family members;

10.	change senior management of the Company;

11.	declare or pay dividends or declare or make other distributions other than the Base Dividends;

12.	adopt or materially deviate from the business plan or budget adopted by the Board of Directors; or

13.	change or revoke the Operations Committee Charter adopted by the Board of Directors, or in any other way disband, dissolve or impair the authority of the Operations Committee.

NextLevel VIII, LLC (“NextLevel”) is the majority holder of the Preferred Stock and therefore the Company may not enter into the transactions described above without NextLevel’s consent.

The Warrants are exercisable until October 24, 2016 at a price of $.04 per share (subject to certain adjustments) and entitle the holder to purchase 1,250,000 shares of the Company’s Common Stock for each $25,000 of principal amount of Senior Notes. The Preferred Stockholders have entered into an Investors’ Rights Agreement which among other things, provides for Board representation, registration rights, and certain provisions regarding future sales of securities by the Company.

In prior rounds of financing, described in Note 4 Debt, the Company issued certain warrants, rights convertible into or exercisable or exchangeable for common stock (collectively the “Derivative Securities”). The Derivative Securities contain certain anti-dilution provisions, which provide for adjustment of the conversion price, exercise price or number of shares issuable, upon the occurrence of certain events. The Company, obtained from most of the holders of the unexpired Derivative Securities, a waiver, except in the case of any capital reorganization, split, combination or subdivision or reclassification, of any anti-dilution adjustments, it may have with respect to the Derivative Securities.

NextLevel, the majority holder of our Series A Preferred Stock, objected to the offering of $239,500 of Series A Preferred Stock by the Company under the Cumulative Convertible Senior Note and Warranted Purchase Agreement dated May 31, 2012 (the “Purchase Agreement”) in December 2012.

NextLevel, the majority holder of our Series A Preferred Stock, objected to the offering of $239,500 of Series A Preferred Stock by us in December 2012 and as such, NextLevel has informed us that it reserves all rights in connection with its objection. Notwithstanding its objection, NextLevel exercised their right of first refusal to purchase an additional 4.1 shares of Series A Preferred Stock.

NextLevel, also filed an amended Schedule 13D on November 21, 2012. The amended Schedule 13D, states, amongst other items, the following:

“[NextLevel] [is] concerned with the [Company’s] strategic direction and poor operating results. In particular [NextLevel] [is] concerned that management is unable to lead the [Company] responsibly and to properly manage its operations and administer its financial resources. As a result, [NextLevel] may utilize [its] voting and other rights to change or influence control of, and to influence the corporate affairs of, the [Company]. NextLevel has advised the [Company] that consent by NextLevel to further financing would be dependent on a strategic review of the [Company’s] business and agreement on a business plan, strategy and use of proceeds going forward. NextLevel has advised the [Company] that it breached its obligations under the Certificate of Designations by materially deviating from its agreed to budget; specifically, making certain non-budgeted capital expenditures without its consent. Next Level has also advised the [Company] that it has breached certain provisions with respect to the Operations Committee Charter. NextLevel may bring legal claims against the [Company], certain members of the Board and officers in connection with actions or admissions by such persons. NextLevel may also take steps intended to replace senior management, and/or certain or all of the members of the Board not appointed by NextLevel. NextLevel intends to continue to evaluate the business and business prospects of the [Company] and its present and future interest in, and intentions with respect to, the [Company], and in connection therewith may from time to time consult with other stockholders of the [Company], NextLevel also intends to discuss the business and policies of the [Company] with management and the Board on an ongoing basis, and [NextLevel] [reserves] the right to change their intentions with respect to any of the matters described in this filing.”

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

Until November 30, 2011, we leased 2,061 square feet of office space located at 7222 Commerce Center Drive, Suite 210, Colorado Springs, CO 80919 for $3,200 per month. In December 2011 we moved into shared office space and are subletting for $250 per month in a month to month arrangement. In December 2011, this shared office was closed and the activities were moved and consolidated to the South Carolina office.

In November 2011 we leased additional space in South Carolina at 612 Johnnie Todds Blvd., Suite A5. The lease provides for 1500 square feet of office space for $1,000 per month. In November 2011 the company renewed the lease for an additional 3 years with the first year monthly rent amounting to $1,130 per month plus common area charges.

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

An action has been commenced against the Company seeking legal fees in the sum of approximately $47,700 allegedly incurred in connection with a Settlement Agreement dated April 13, 2009. The Company has settled this matter by agreeing to pay the total sum of $35,000, payable, (i) $15,000 upon the execution of a settlement agreement; (ii) $10,000 on the 120th day following the execution of the settlement agreement, and (iii) $10,000 following the 240th day of the settlement agreement.

ITEM 4.	Mine Safety Disclosures

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded in the over-the-counter market under the symbol CPXP.PK. In the past year, the trading price has ranged from $.02 to $.05. These market quotations reflect the high and low closing prices or by prices, without retail mark-up, markdown or commissions and represent actual transactions.

Fiscal Year 2012	High	Low
Fourth Quarter	$.05	$.02
Third Quarter	$.05	$.04
Second Quarter	$.04	$.03
First Quarter	$.03	$.02

Fiscal Year 2011	High	Low
Fourth Quarter	$.042	$.020
Third Quarter	$.032	$.0156
Second Quarter	$.02	$.015
First Quarter	$.05	$.020

Holders

As of January 18, 2013, we have approximately 727 record holders of our Common Stock.

We are authorized to issue 800,000,000 shares of $0.001 par value common stock, of which 272,039,702 shares have been issued and are outstanding as of January 22, 2013. We are also authorized to issue 5,000,000 shares of Preferred Stock, 120 of which have been designated as Series A Convertible Preferred Stock, all of which have been issued.

Dividends

We have not paid dividends on our common stock and do not anticipate doing so in the near future. See “Risk Factors” for a description of our Series A Preferred Stock, which bears a cumulative dividend of 7% per annum.

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

Results of Operations

For the years ended October 31, 2012 and 2011, we reported revenues of $28,682 and $18,733, respectively, an increase of $9,949, or 53%. Our revenues for the years ended October 31, 2012 and 2011 were derived exclusively from advertising revenues.

Our net loss to common shareholders from operations for the years ended October 31, 2012 and 2011 was $3,838,773 and $2,123,500, respectively, an increase of $1,715,273, or 81%. The details of the increase in net loss are discussed below.

Selling and administrative expenses increased for the years ended October 31, 2012 and 2011, $1,791,338 and $392,866 respectively. The increase in selling expenses is attributable to the installation and deployment of 115 kiosks in the year ended October 31, 2012.

The increase in administrative expenses is primarily attributable to the recognition of the non-cash cost of granting options and warrants to its Chief Executive and Chief Financial Officer of $1,117,023 in the year ended October 31, 2012.

Interest expense decreased $115,498 as a result of the conversion of the convertible notes to common and preferred stock.

Our losses from operations for the years ended October 31, 2012 and 2011 were derived from our inability to derive significant revenues while incurring material working capital costs, including costs of development and deploying our kiosks.

The Company’s current revenue models include a fixed fee plus click charge and a fixed price per store model. Management believes that future deployments may incorporate one or both of these models. We anticipate that as more kiosks are installed throughout the United States, advertisers/manufacturers will be able to reach a critical mass of consumers that should result in generating additional advertising revenue from the kiosks. As of October 31, 2012, we had 119 kiosks installed, compared to 4 kiosks as of October 31, 2011, which have generated limited revenue to date. The cost to have each kiosk manufactured is approximately $5,000, which will either be financed from cash on hand or a sale leaseback program. Our monthly cash requirements are approximately $85,000 at the current rate of kiosk installments. Our cash on hand is expected to sustain operations for the next 30 days, at which time the Company will require additional capital to support its operations. We anticipate that the Company will need to raise additional capital of up to $1,500,000 in order to fund operations, including the purchase of additional kiosks, in the next 12 months.

Liquidity and Capital Resources

Cash Flows

Cash used in operations was $1,723,861 for the year ended October 31, 2012 compared to $532,405 of cash used in operations for the year ended October 31, 2011. Cash flows used for investing activities for the years ended October 31, 2012 and 2011 was $301,949 and $116,763, respectively, an increase of $185,186. This increase in cash used for investing activities is attributable to the purchase of kiosks. Cash flows from financing activities for the years ended October 31, 2012 and 2011 were $1,048,000 and $1,562,500, respectively, a decrease of $250,000, or 16%. This decrease in cash flows from financing activities is attributable to the retirement of certain convertible notes of $250,000.

In the event we do not generate sufficient funds from revenues or financing through the issuance of our common stock or from debt financing, we may unable to fully implement our business plan and pay our obligations as they became due, any of which circumstances would have a material adverse effect on our business prospects.

In October 2011, May 2012 and July 2012 we completed a private placement of $2,760,500 aggregate principal amount of Cumulative Convertible Senior Notes (“Senior Notes”) and Warrants to certain investors, that included the Company’s existing Series A Preferred Stockholders (the “Preferred Stock”). In August 2012, the Senior Notes were converted into 110.42 shares of Preferred Stock. In December 2012, we issued an additional 9.58 shares of Preferred Stock and Warrants for proceeds of $239,500.

The shares of Preferred Stock bear a cumulative dividend of 7% per annum. Upon liquidation, and upon an acquisition of the Company, the holders of Preferred Stock are entitled to a liquidation preference equal to the greater of (i) the amount invested plus all accrued and unpaid dividends, or (ii) the amount the holders of Preferred Stock would receive had they converted the Preferred Stock to Common Stock immediately prior to such event. Each share of Preferred Stock is convertible into 1,250,000 shares of the Company’s Common Stock, subject to certain adjustments. The Certificate of Designation of the Preferred Stock, provides that without the consent of the holders of a majority of the outstanding Series A Preferred Stock, the Company may not, among other things, amend its Articles of Incorporation, issue securities, make acquisitions or change senior management.

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

Cash and cash equivalents

We had cash and cash equivalents of $32,393 and $1,010,203 as of October 31, 2012 and 2011, respectively. Management believes that the current level of working capital will be sufficient to allow the Company to maintain its operations for the next 30 days and is aware that additional capital must be raised to meet its financial obligations and expand the business.

Due to the substantial doubt of our ability to meet our working capital needs, history of losses and current shareholders’ deficit, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern in its report on our annual financial statements for the year ended October 31, 2012. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Our estimates are based on assumptions we believe are reasonable under the circumstances. We will evaluate our estimates on an ongoing basis and make changes as experience develops or as we become aware of new information. Actual results may differ from these estimates.

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

None

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

Identification of Directors and Executive Officers

The current directors and executive officers of Coupon Express, Inc. who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

Name	Age	Position
Eric L. Kash	55	Chief Executive Officer, Chief Financial Officer and Director
Herbert B. Soroca	70	Director and Secretary
Alan Schor	62	Director
Joseph Heller	49	Director

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

Alan Schor

Alan Schor, a Director since October 2012, has been President of CJ Consulting, an accounts payable auditing firm servicing supermarkets throughout the United States for more than the past 25 years. Mr. Schor is a supermarket industry professional specializing in the accounting, procurement, sales and marketing for the development of products to the supermarket trade and the development of new products and accounts payable procedures for the retail industry. Mr. Schor’s extensive experience in the retail industry allows him to offer valuable perspectives on our corporate planning, budgeting and financial reporting.

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

Other Involvement in Certain Legal Proceedings

Our directors or executive officers have not been involved in any bankruptcy or criminal proceedings, nor have there been any judgments or injunctions brought against any of our directors or executive officers during the last ten years that we consider material to the evaluation of the ability and integrity of any director or executive officer.

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

Compensation Committee. The Compensation Committee has responsibility for overseeing all matters of our executive compensation policy, including reviewing, evaluating and approving our agreements, plans, policies and programs to compensate our corporate officers and directors. Mr. Schor serves as the Chairman of the Compensation Committee. The agenda for meetings of the Compensation Committee are determined by the chairman of the Compensation Committee, in consultation with our Chief Executive Officer. In determining compensation of our executive officers, the Compensation Committee reviews data which it believes is representative of other companies in our industry, primarily by reviewing public disclosure of other public companies, as filed with the SEC. The Compensation Committee considers, among other factors, our performance and relative stockholder return, the value of similar incentive awards to executive officers at comparable companies, the awards given to our Chief Executive Officer in past years, and other factors considered relevant by the Compensation Committee.

Operations Committee. The Operations Committee shall assist the Board of Directors in selecting, hiring and managing a Chief Operating Officer of the Company, who when and if hired, shall report directly to the Committee. The Operations Committee shall also review and provide strategic advice and counsel to the Company regarding the business operations; and presenting to the Board an independent assessment of the Company’s business operations as it relates to strategic initiatives. The Committee shall be comprised of three members of the Board of Directors, one of which shall be the Board representative of NextLevel VIII, LLC (“NextLevel Representative”). Except for the NextLevel Representative, the members of the Committee (i) shall be appointed by the Board of Directors and shall serve until such member’s successor is duly elected and qualified or until such member’s earlier resignation or removal, and (ii) may be removed, with or without cause, by a majority vote of the Board of Directors. The NextLevel Representative may be removed and replaced solely by NextLevel VIII, LLC. The NextLevel Representative shall be designated as the Chairman of the Committee at all times who is currently Mr. Heller. The Chairman shall be the only voting member of the Committee. The Chairman will chair all regular sessions of the Committee and set the agendas for Committee meetings. Any action of the Committee shall require the vote of the sole voting member and no other member.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Mr. Schor has not filed his form 3 reporting his appointment as a Director of the Company and issuances of equity securities made by the Company to him as compensation for services, which he intends to file in the second quarter of fiscal 2013.

Code of Ethics

Due to size and limited resources of the Company, we have not adopted a formal Code of Ethics, however the Board closely reviews all transactions that the Company is involved in.

ITEM 11. Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth information concerning annual and long-term compensation provided to our Chief Executive Officer and each of our other most highly compensated executive officers who were serving as executive officers at October 31, 2012. The compensation described in this table does not include medical, group life insurance, or other benefits which are available generally to all of our salaried employees.

Summary Compensation Table for the Fiscal Years Ended October 31, 2012, 2010 and 2011

Name and Principal Position (a)	Year ended October 31,	Salary($)		Bonus ($) (4)	Options ($) (2)	Warrants ($)		All other compensation ($) (3)	Total ($)
Eric L. Kash, Chief Executive Officer and Chief Financial Officer (1)(3)	2012	$120,000	(1)	0	$99,934	$1,079,089	(1)	0	$1,299,023
	2011	$120,000	(1)	0	$99,934	0		0	$219,934
	2010	$120,000	(1)	0	$99,934	0		0	$219,934

(1)	Mr. Kash has served as Chief Financial Officer since November 10, 2008 and he was appointed to serve as our Chief Executive Officer on June 30, 2010. Mr. Kash’s salary of under his Employment Agreement dated November 10, 2008 (the “Employment Agreement”) of $10,000 per month was deferred for the thirty six months ended October 31, 2011. On October 24, 2011, the Company issued Mr. Kash a warrant to purchase 36,000,000 shares of its common stock at an exercise price of $0.001 per share (the “Warrants”). The Warrants were issued in lieu of payment of deferred salary of $360,000. The Warrants were exercisable on the sixty-first day after the warrant issuance date through October 24, 2016. The Company accounts for its stock based compensation under FASB ASC Topic 718, “Compensation—Stock Compensation”. The fair value of these warrants on date of grant was approximately $1,079,289; the fair value was estimated using the Black-Sholes option pricing model with the following assumptions at the grant date of October 24, 2011; risk free interest rate of 0.96%, no dividend yield, expected lives of 5 years, and volatility of 248%. The expected term of the Warrants granted is based on the “simplified” method for “plain vanilla” options discussed in SEC Staff Accounting Bulletin (“SAB”) No. 107, as amended by SAB No. 110. The expected volatility is derived from historic volatility of the Company’s stock on the OTCBB for a period that matches the expected term of the option. The risk free interest rate is the yield from a Treasury note corresponding to the expected term of the warrants. No additional compensation expense was recorded in connection with the issuance of these Warrants during the fiscal year ended October 31, 2012 and 2011 under FASB ASC 718.

(2)	As part of the Employment Agreement, Mr. Kash was granted an option to purchase 10,000,000 shares of the Company’s common stock that vest over a five (5) year period. The option is exercisable of $0.001 per share and expire ten (10) years from date of grant. Amounts shown do not reflect compensation actually received by Mr. Kash. Instead, the amounts shown are the compensation costs that should have been recognized by the Company for option awards as determined pursuant to ASC 718. This column represents the grant date fair value of the awards as calculated in accordance with FASB ASC 718 (Stock Compensation). Pursuant to SEC rule changes effective February 28, 2010, we are required to reflect the total grant date fair values of the option grants in the year of grant, rather than the portion of this amount that was recognized for financial statement reporting purposes in a given fiscal year which was required under the prior SEC rules. The Company accounts for its stock based compensation under FASB ASC Topic 718, “Compensation—Stock Compensation”. The fair value of these warrants on date of grant was approximately $499,672; the fair value was estimated using the Black-Sholes option pricing model with the following assumptions at the grant date of November 8, 2008; risk free interest rate of 2.25%, no dividend yield, expected lives of 5 years, and volatility of 172%. The expected term of the options granted is based on the “simplified” method for “plain vanilla” options discussed in SEC Staff Accounting Bulletin (“SAB”) No. 107, as amended by SAB No. 110. The expected volatility is derived from historic volatility of the Company’s stock on the OTCBB for a period that matches the expected term of the option. The risk free interest rate is the yield from a Treasury note corresponding to the expected term of the options. The Company has recorded as a prior period adjustment for the value of the options not recorded as additional compensation for the years ending October 2008 to October 2011 of $299,802. For the year ended October 31, 2012 the Company recorded additional compensation expense of $99,934 in connection with the issuance of options earned under the employment contract in accordance with FASB ASC 718.

(3)	Our named executive officers did not receive any perquisites or other personal benefits or property during the fiscal years ended October 31, 2012, 2011 and 2010.

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

Option Grants to our named Executive Officers for the year ended October 31, 2012

Name of the Executive Officer (a)	Number of Securities Underlying Option Granted	Percentage that the Grant Represents of Total Options granted to Employees During the Fiscal Year	Per-Share Exercise of Base Price of the Options granted	Expiration Date of the Option
Eric Kash, Chief Executive Officer and Chief Financial Officer	2,000,000	100%	$0.001	November 10, 2018

*	As part of his Employment Agreement, Mr. Kash, was granted an option to purchase 10,000,000 shares of our common stock, which vest in equal monthly installments (2,000,000 yearly) during the five-year term of the agreement. The options shall continue to vest until the end of the term, unless Mr. Kash’s employment is terminated for cause. There options expire ten (10) years from the date of grant.

Long-Term Incentive Plan Awards in Last Fiscal Year

We made no awards under any long-term incentive plan in the fiscal year ended October 31, 2012.

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

Equity Compensation Plans

In October 2011, we adopted, subject to stockholder approval, the 2011 Non-Qualified Stock Option Plan (the “Plan”). Under the terms of the Plan, the purchase price of the shares subject to each option grant will not be less than the fair market value at the date of grant. The date of exercise may be determined at the time of grant by our Board, but may not exceed five years. No options have been granted under the Plan. As of October 31, 2011, 20,000,000 shares remain available for issuance under the Plan.

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

		Amount of beneficial ownership
Name and address of beneficial owner[1]	Nature of Beneficial Owner	Shares Owned	Shares — Rights to Acquire	Total Number	Percent of Shares Beneficially Owned
Eric L. Kash	Chief Executive Officer, Chief Financial Officer and Director	672,000	46,204,167	46,876,167	14.4%
Herbert B. Soroca	Director	1,666,000	0	1,666,000	*
Alan Schor	Director	4,230,944	2,857,143	7,088,087	*
Joseph Heller[2]	Director	833,000	150,250,000	151,083,000	35.2%
All directors and executive officers as a group (4 persons)		7,401,944	199,311,310	206,713,254	43.2%

*	Percentage of shares beneficially owned does not exceed one percent of issued and outstanding shares of stock.

[1]	Unless otherwise stated, the address of each beneficial owner listed on the table is c/o Coupon Express, Inc., 303 5th Avenue, Room 206, New York, NY 10016.

[2]	The reported securities are owned by NextLevel VIII, LLC (“NextLevel”), Mr. Heller and Anita Kaufman serve as the managers of NextLevel and may be deemed to beneficially own the securities held by NextLevel (see “Stock Ownership by Certain Stockholders”

table below). Mr. Heller and Anita Kaufman disclaim beneficial ownership of the reported securities except to the extent of their respective pecuniary interest therein. On October 24, 2011 the Company entered into a Cumulative Convertible Senior Note and Warrant Purchase Agreement (the “2011 Purchase Agreement”) governing the issuance of up to $1,900,000 aggregate principal amount of Cumulative Convertible Senior Notes (the “2011 Senior Notes”) and Warrants (the “2011 Warrants”). Pursuant to the terms of the 2011 Purchase Agreement, NextLevel purchased $1,000,000 of 2011 Senior Notes and 2011 Warrants to purchase 50,000,000 shares of Common Stock. The 2011 Warrants are exercisable until October 24, 2016 at a price of $.04 per share (subject to certain adjustments). On May 31, 2012, the Issuer entered into second Cumulative Convertible Senior Note and Warrant Purchase Agreement (the “2012 Purchase Agreement”) governing the issuance of up to $1,537,500 aggregate principal amount of Cumulative Convertible Senior Notes (the “2012 Senior Notes,” and together with the 2011 Senior Note, the “Senior Note”) and Warrants (the “2012 Warrants”, and together with the 2011 Warrants, the “Warrants”). The terms and conditions of the 2012 Senior Notes and 2012 Warrants are substantially similar to the 2011 Senior Notes and 2011 Warrants, respectively. Pursuant to the terms of the 2012 Purchase Agreement, NextLevel purchase $400,000 of 2012 Senior Notes and 2012 Warrants to purchase 20,000,000 shares of Common Stock. The 2012 Warrants are exercisable until May 31, 2017 at a price of $.04 per share (subject to certain adjustments). On August 7, 2012, as a result of the conversation of the Issuer’s 14% Convertible Subordinated Notes due June 23, 2011 in the aggregate principal amount of $646,000,000 into 7,177,777 shares of Common Stock, all of the Issuer’s outstanding Senior Notes, in the aggregate principal amount of $2,760,500, converted automatically into shares of Preferred Stock. The Senior Notes converted at a rate of one share of Preferred Stock for each $25,000 of Senior Notes. Together with the purchase of 4.1 shares of Preferred Stock in December 2012, the Company has 120 shares of Preferred stock issued and outstanding, of which 60.1 shares are held by NextLevel.

Stock Ownership by Certain Stockholders

The following table shows each person or group, based upon their most recent filings with the Securities and Exchange Commission that beneficially own more than 5% of the Company’s Common Stock.

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of Shares Beneficially Owned*
Lazarus Investment Partners LLP (1) c/o Lazarus Management Company LLC 2401 E. 2nd Avenue, Suite 600 Denver, CO 80206	43,507,572	15.1%
NextLevel VIII, LLC (2) c/o NextLevel Group, LLC 6800 Jericho Turnpike, Suite 120W Syosset, NY 11791	151,083,000	35.2%

*	On January 22, 2013, we had 279,039,702 shares of common stock outstanding.

(1)	The information reported is based on a Form 4 filed with the SEC on November 1, 2012 jointly by Lazarus Investment Partners LLP, Lazarus Management, and Justin B. Borus. Lazarus Partners reported that it was the beneficial owner of an aggregate of 43,507,572 shares of common stock, including 5,000,000 shares underlying common stock warrants, 5,000,000 shares of common stock issuable upon Series A Preferred Stock and 33,507,572 shares held directly. Lazarus Management reported that it is the investment adviser and general partner of Lazarus Partners, and consequently may be deemed to have voting control and investment discretion over securities owned by Lazarus Partners. Mr. Borus is the managing member of Lazarus Management. Lazarus Management and Mr. Borus disclaim beneficial ownership of the securities set forth in the published Schedule 13D, except to the extent of its or his pecuniary interests therein.

(2)	See footnote 2 to the “Security Ownership of Certain Beneficial Owners and Management” table above, for a description of the reported securities.

As of February 1, 2013, there are no arrangements known to management which may result in a change in control of our Company.

ITEM 13.	Certain Relationships, Related Transactions, and Director Independence

Certain Relationships and Related-Party Transactions

None.

Director Independence

During the fiscal year ended October 31, 2011, Eric L. Kash, Herbert Soroca, Alan Schor, and Joseph Heller served as members of our Board of Directors. Each of the directors, except for Mr. Kash, are “independent” as defined in Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

ITEM 14.	Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for the fiscal year that ended on October 31, 2012 for professional services rendered by the independent auditor for the audit of our annual financial statements and review of financial statements included in our Form 10-Q, or services that are normally provided by the accountant in connection with the statutory and regulatory filings or engagements for such fiscal year, amount to approximately $16,600.

The aggregate fees billed for the fiscal year that ended on October 31, 2011 for professional services rendered by the independent auditor for the audit of our annual financial statements and review of financial statements included in our Form 10-Q, or services that are normally provided by the accountant in connection with the statutory and regulatory filings or engagements for such fiscal year, amount to approximately $16,600.

For the fiscal years ended on October 31, 2012 and 2011, there were no fees billed for assurance and related services by the independent auditor that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e) (1) of Schedule 14A.

Services Provided	2012	2011
Audit Fees	$16,600	$16,600
Audit-Related Fees	—	—
Total	$16,600	$16,600

Tax Fees

For the fiscal years ended on October 31, 2012 and 2011, there were no fees billed in the last year for professional services rendered by the independent auditor for tax compliance, tax advice and tax planning.

All Other Fees

For the fiscal years ended on October 31, 2012 and 2011, there were no fees billed in the last fiscal year for products or services provided by the independent auditor other than the services reported in the three preceding paragraphs.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. All of the services provided during fiscal year 2012 were pre-approved.

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

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

Exhibit Index

Exhibit Number	Description
2.1	Share Exchange Agreement dated as of April 27, 2006 among Friendlyway Corporation, Pantel Systems, Inc. and Kenneth J. Updraft (Exhibit 2.1, Current Report on Form 8-K filed on May 5, 2006).
3.1	Certificate of Amendment to Articles of Incorporation — Series A Preferred Stock Rights, Designation and Privileges (Exhibit 3.1, Current Report on Form 8-K filed on June 6, 2012).
3.2	Amended and Restated Bylaws of Registrant (Exhibit 3.2 of Current Report on Form 8-K, filed on June 6, 2012).
10.1
Cumulative Convertible Senior Note and Warrant Purchase Agreement dated as of October 24, 2011 between the Company and certain investors listed thereto (Exhibit 10.1, Current Report on Form 8-K filed on November 1, 2011).

10.2
Cumulative Convertible Senior Note and Warrant Purchase Agreement dated as of May 31, 2012 between the Company and certain investors listed thereto (Exhibit 10.1, Current Report on Form 8-K filed on June 6, 2012).

10.3	Form of Cumulative Convertible Senior Note (Exhibit 10.2, Current Report on Form 8-K filed on November 1, 2011).
10.4	Form of 2012 Cumulative Convertible Senior Note (Exhibit 10.2, Current Report on Form 8-K filed on June 6, 2012).
10.5	Investors’ Rights Agreement dated as of May 31, 2012 between the Company and certain investors listed thereon (Exhibit 10.3, Current Report on Form 8-K filed on June 6, 2012).
10.6	Form of Common Stock Warrant (Exhibit 10.4 to Current Report on Form 8-K filed on November 1, 2011).
10.7	Form of 2012 Common Stock Warrant (Exhibit 10.4, Current Report on Form 8-K filed on June 6, 2012).
10.8	Form of Security Agreement dated as of October 24, 2011 between the Company and the Collateral Agent (Exhibit 10.5, Current Report on Form 8-K filed on November 1, 2011).
10.9	Form of Amended and Restated Security Agreement dated as of May 31, 2012 between the Company and the Collateral Agent (Exhibit 10.5, Current Report on Form 8-K filed on June 6, 2012).
10.10	Form of Subordination Agreement dated as of October 24, 2011 (Exhibit 10.6, Current Report on Form 8-K filed on November 1, 2011).
10.11
Amended Cumulative Convertible Senior Note and Warrant Purchase Agreement dated as of October 24, 2011, and as amended on May 31, 2012, between the Company and certain investors listed thereto (Exhibit 10.6, Current Report on Form 8-K filed on June 6, 2012).

10.12	Form of Amended 2011 Cumulative Convertible Senior Note (Exhibit 10.7, Current Report on Form 8-K filed on June 6, 2012).
10.13
Investors’ Rights Agreement dated as of October 24, 2011, as amended on May 31, 2012 between the Company and certain investors listed thereto (Exhibit 10.8, Current Report on Form 8-K filed on June 6, 2012).

Exhibit Number	Description
10.14	Form of Amended 2011 Common Stock Warrant (Exhibit 10.9, Current Report on Form 8-K filed on June 6, 2012).
10.15	Common Stock and Warrant Purchase Agreement dated as of December 28, 2012 between the Company and Future Farm Trust (Exhibit 10.1, Current Report on Form 8-K filed on January 3, 2013).
10.16	Common Stock Purchase Warrant dated as of December 28, 2012 (Exhibit 10.2, Current Report on Form 8-K filed on January 3, 2013).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL	Instance Document
101.SCH XBRL	Taxonomy Extension Scheme
101.CAL XBAL	Taxonomy Extension Calculation Linkbase
101.DEF XBRL	Taxonomy Extension Definition Linkbase
101.LAB XBRL	Taxonomy Extension Label Linkbase
101.PRE XBRL	Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coupon Express, Inc.
By: /s/ Eric L. Kash
Eric L. Kash Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

Date: February 12, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric L. Kash Eric L. Kash	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)	February 12, 2013

/s/ Herbert B. Soroca Herbert B. Soroca	Director and Chairman of the Audit Committee	February 12, 2013

/s/ Alan Schor Alan Schor	Director	February 12, 2013

Joseph Heller	Director	February 12, 2013

COUPON EXPRESS, INC.
Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Coupon Express, Inc.:

I have audited the accompanying balance sheets of Coupon Express, Inc. (the “Company”) as of October 31, 2012 and 2011 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coupon Express, Inc. as of October 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Patrick Rodgers, CPA, PA
Orlando, Florida
February 4, 2013

COUPON EXPRESS, INC.
BALANCE SHEETS

	October 31,
	2012	2011
ASSETS
Current assets
Cash	$32,393	$1,010,203
Accounts receivable (net of allowance for doubtful accounts)	11,121	1,376

Total current assets	43,514	1,011,579

Furniture and equipment, net	320,036	252,507
Other Assets
Deposit — Kiosks	60,000	—
Security deposits	7,650	4,300
Total other assets	67,650	4,300
Total assets	$431,200	$1,268,386

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued expenses — net of long-term	$328,854	$422,454
Accrued Interest payable (PIK)	102,547	65,669
Preferred dividends payable	49,382	—
Notes payable	56,383	1,689,051
Total current liabilities	537,166	2,177,174

Accounts payable — net of current	159,670	—
Total liabilities	696,836	2,177,174

Commitments and Contingencies

Stockholders’ deficiency
Preferred stock $.001 par value; 5,000,000 shares authorized, 110 shares issued and outstanding	—	—
Common stock, $.001 par value; 800,000,000 shares authorized, 272,203,802 and 260,953,819 shares issued and outstanding at October 31, 2012 and October 31, 2011, respectively	272,203	260,953
Additional paid-in capital	23,418,435	18,647,958
Deficit	(23,955,287)	(19,816,712)
Less: common stock in Treasury	(987)	(987)

Total stockholders’ deficiency	(265,636)	(908,788)

Total liabilities and stockholders’ deficiency	$431,200	$1,268,386

The accompanying notes are an integral part of these financial statements.

COUPON EXPRESS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended October 31,
	2012	2011
Revenue	$28,682	$18,733

Selling expenses	557,834	164,968
Administrative expenses	2,589,924	1,191,452
Total expenses	3,147,758	1,356,420

Loss from operations	(3,119,076)	(1,337,687)
Interest expense, net of interest income	670,315	785,813
Net Loss	$(3,789,391)	$(2,123,500)
Preferred dividends declared	49,382	—
Net Loss applicable to common stock	$(3,838,773)	$(2,123,500)

Weighted average number of common shares outstanding, basic and diluted	263,234,466	242,447,405

Basic and diluted loss per share	$(0.015)	$(0.009)

The accompanying notes are an integral part of these financial statements.

COUPON EXPRESS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Deficit
Balance, October 31, 2010	120,900,693	$120,900			12,103,748	$(17,693,212)	$(987)	$(5,469,551)
Issuance of warrants in connection with financing and reduction of deferred salary					1,045,421			1,045,421
Issuance of replacement shares	888,000	888			(888)			—
Conversion of notes payable	110,215,741	110,216			3,880,020			3,990,236
Issuance of shares for consulting and equipment rental services	3,014,928	3,015			79,973			82,988
Issuance of shares for interest	24,798,567	24,799			1,540,819			1,565,618
Issuance of penalty and anti-dilution shares	1,135,890	1,136			(1,136)			—
Net loss						(2,12,500)		(2,123,500)
Balance, October 31, 2011	260,953,819	$260,953			$18,647,958	$(19,816,712)	$(987)	$(908,788)
Conversion of notes payable	7,177,777	7,178	110	$—	3,399,322			3,406,500
Issuance of shares for consulting and equipment rental services	2,993,775	2,994			79,478			82,472
Issuance of shares for interest	1,078,431	1,078			92,365			93,443
Issuance of warrants and options for officer					1,478,825			1,478,825
Issuance of warrants in connection with financing — net					(279,513)			(279,513)
Retained earnings adjustment						(299,802)		(299,802)
Net loss						(3,838,773)		(3,838,773)
Balance, October 31, 2012	272,203,802	$272,203	110	$—	$23,418,435	$(23,955,287)	$(987)	$(265,636)

The accompanying notes are an integral part of these financial statements.

COUPON EXPRESS, INC.
STATEMENTS OF CASH FLOWS

	2012	2011
Cash flows from operations

Net income (loss)	$(3,789,391)	$(2,123,500)

Adjustment to reconcile net loss to net cash:
Depreciation	234,420	97,221
Allowance for doubtful accounts	(68,980)	23,271
Shares issued for consulting fees, directors fees and equipment rental services	82,472	82,988
Non-cash compensation	1,179,023	120,000
Non-cash interest cost	446,319	420,517
Changes in operating assets and liabilities:

Accounts receivable	59,235	8,334
Notes receivable	—	8,125
Other assets	(63,350)	(4,300)
Accounts payable and accrued expenses	66,070	834,939
Accrued interest	130,321

Net cash provided by (used for) operating activities	(1,723,861)	(532,405)

Cash flows from investing activities
Purchase of property and equipment	(301,949)	(116,763)
Net cash provided by (used for) investing activities	(301,949)	(116,763)

Cash flows from financing activities
Proceeds from issuance of debt	1,298,000	1,562,500
Repayment of debt	(250,000)	—

Net cash provided by (used for) financing activities	1,048,000	1,562,500

Net increase (decrease) in cash	(977,810)	913,332

Cash, beginning of period	$1,010,203	$96,871

Cash, end of period	$32,393	$1,010,203

Supplemental disclosure of cash flow information and noncash investing and financing activities:

Non-cash financing activities:
Common and preferred stock issued in payment of notes and accrued interest	$3,499,943	$3,990,236

Preferred dividends declared	$49,382	—

Cash paid during the year for:

Interest	$48,022	$14,496

Taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

COUPON EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011

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

Going Concern

Our financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the continuation of operations, the realization of assets and the liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result from our ability to being unable to continue as a going concern. At October 31, 2012, we had total assets of $431,200 and liabilities of $696,836. Our management is aware that we need to raise additional capital not only to meet our financial obligations, but also to expand our business. These factors cumulatively indicate that there is substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

COUPON EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011

Summary of Significant Accounting Policies (continued)

Loss per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per share excludes 233,239,691 and 142,107,075 warrants and options outstanding as of October 31, 2012 and 2011 respectively, since their effect is anti-dilutive.

Income Taxes

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

Interest and Penalty Recognition on Unrecognized Tax Benefits

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No interest expense or penalties have been recognized for the year ended October 31, 2012.

COUPON EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011

Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

We comply with FASB ASC Topic 718 “Compensation — Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. For the years ended October 31, 2012 and October, 31, 2011, we issued 2,993,775 and 3,014,928 shares respectively of our $.001 par value common stock to consultants for consulting services, and in connection with issuance of these shares for the years ended October 31, 2012 and October 31, 2011, we recorded additional compensation expense of $82,472 and $82,988 respectively, under FASB ASC 718.

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

Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. Valuation adjustments and block discounts are not applied to Level 1 securities. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

COUPON EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011

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

COUPON EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011

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

Revenue Recognition

Online advertising revenue derived from the kiosks and signage will be recognized as revenue as they are displayed. Our current revenue model provides for an advertiser to pay $10 per kiosk, per week, per store. Approximately half of such revenues will be shared with the supermarkets and other agents, to encourage them to obtain additional advertising revenue for the Company.

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

Recently Adopted Accounting Pronouncements

There are no recent pronouncements that have a material effect on the Company.

COUPON EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011

2. Fixed Assets

Furniture and equipment consist of the following:

	October 31,
	2012	2011
Description
Kiosks	$677,562	$375,612
Less: accumulated depreciation	357,526	123,105
	$320,036	$252,507

Depreciation expense for the year ended October 31, 2012 and 2011 totaled $234,420 and $97,221, respectively.

COUPON EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011

3. Stockholders’ Equity

Warrants and Options

For the years ended October 31, 2012 and 2011, warrant and option activity was as follow:

		Number of Warrants	Weighted Average Exercise Price

Outstanding, October 31, 2010		59,710,021	$0.13
	Granted	82,397,054	0.04
	Exercised	—	—
	Expired	—	—

Outstanding, October 31, 2011		142,107,075	$0.13

Exercisable warrants and options , October 31, 2011		142,107,075	$0.13

Outstanding, October 31, 2011		142,107,075	$0.13
	Granted	102,360,795	0.04
	Exercised	—	—
	Expired	11,198,179	0.10

Outstanding, October 31, 2012		233,269,691	$0.035

Exercisable warrants and options, October 31, 2012		233,269,691	$0.035

The fair value of the warrant and options grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15% to 248%, risk free interest rate of 0.96% to 4.86% ; and expected lives of 5 to 10 years.

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

In May and June of 2008, we entered into a new series of Bridge Notes with several unrelated parties totaling $470,000. The Bridge Notes were originally due six months from the date of issuance and incur interest at the rate of 10% per annum. On July 2, 2010, the Bridge Note was amended to extend the due date to December 1, 2010. The notes are convertible by the holder at any time at a conversion price equal to the per share price of a new issuance. In connection with the Bridge Notes, we also issued warrants to purchase 470,000 shares of our common stock at an exercise price $.15 and warrants to purchase 470,000 shares of our common stock at an exercise price of $.25, reduced to $.05 and $.15, respectively, by the July 2, 2010 Amendment to the Bridge Notes. The warrants may be exercisable at any time for a period of 5 years. In connection with the issuance of the warrants, we reflected a value for the

COUPON EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011

4. Debt (continued)

warrants totaling $47,112; no value adjustment was reflected for the price reduction, as the value change was not material. The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 4.86%; and expected lives of 5 years. On December 1, 2010, we amended these notes to change the warrant exercise price to $.05. During the fiscal year ended October 31, 2010, we issued 3,047,800 common stock shares in connection with the Bridge Note amendments. During the year ended October 31, 2011, the company issued 43,097,752 shares of common stock in payment of accrued interest and principal. In November 2011 and February 2012 $75,000 was repaid to the remaining outstanding note holders.

Round D Loans

Commencing May through October 2007, we entered into notes (“Round D Notes”) with several unrelated parties totaling approximately $2,916,000. The Round D Notes incur interest at rates ranging from 12% to 14% per annum, payable semi-annually and are due 3 years from the date of issuance. In connection with the Round D Notes, we also issued warrants to purchase 9,445,744 shares of our common stock at an exercise price of $.15. The warrants may be exercisable at any time for a period of 5 years. In connection with the issuance of the warrants, we have reflected a value for the warrants totalling $549,011. The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 3.57%; and expected lives of 5 years. For the years ending October 31, 2011 and 2010 the company issued 48,372,496 and 13,606,592 shares of common stock respectively in payment of accrued interest and principal. In addition, note holders of $646,000 of the remaining $711,000 outstanding convertible notes, have agreed to extend the due dates of their notes until October 2012 and also to subordinate their notes to the new Senior Convertible Notes. In November 2011 and February 2012 $55,000 was repaid to two of the outstanding note holders. On August 7, 2012 the company issued 8,353.497 shares in payment of outstanding principal of $646,000 and interest of $117,572.

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

COUPON EXPRESS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011

4. Debt (continued)

Round G Loans

In May through October 2010, we entered into a series of convertible notes aggregating $485,000. The notes were originally due one year from the date of issuance at an interest rate of 10% per annum. The interest is payable in cash or common shares at our discretion. The notes are convertible into common shares at a conversion price of $.035 per share. In connection with the notes, we issued five year warrants to purchase 13,857,143 shares of our common stock at an exercise price of $.05/share. Through October 31, 2010, we issued 2,900,157 shares of common stock in payment of accrued interest and principal. In connection with the issuance of the warrants and conversion features, we have reflected a value totaling $118,067. The fair value of the warrant grant was estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rates between 1.23% and 2.03%, and expected lives of five years. In October 2011 the company issued 23,568,072 shares in payment of accrued interest and principal due all but one note holder. In December 2011 the company repaid $100,000 to the remaining outstanding note holders.

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

For all of the debt financing describe above, the Company has the option to either pay the interest due in cash or in shares of our common stock. During the year ended October 30, 2012 the company offered its outstanding warrants holders (for all rounds prior to 2011) to extend the due date of their warrants in exchange for a lower exercise price.

Cumulative Convertible Senior Notes

In October 2011, May 2012 and July 2012, we completed a private placement of $2,760,500 aggregate principal amount of Cumulative Convertible Senior Notes (“Senior Notes”) and Warrants to certain investors, that included the Company’s existing holders of Series A Preferred Stock (the “Preferred Stock”). In August 2012, the Senior Notes were converted into 110.42 shares of Preferred Stock. In December 2012, we issued an additional 9.58 shares of Preferred Stock and Warrants for proceeds of $239,500.

The shares of Preferred Stock bear a cumulative dividend of 7% per annum. Upon liquidation, and upon an acquisition of the Company, the holders of Preferred Stock are entitled to a liquidation preference equal to the greater of (i) the amount invested plus all accrued and unpaid dividends, or the amount the holders of Preferred Stock would receive had they converted the Preferred Stock to Common Stock immediately prior to such event. Each share of Preferred Stock is convertible into 1,250,000 shares of the Company’s Common Stock, subject to certain adjustments. The Certificate of Designation of the Preferred Stock provides that without the consent of a majority of the outstanding Series A Preferred Stock, the Company may not:

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

COUPON EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011

4. Debt (continued)

6.	enter into any acquisition, merger, consolidation, reorganization or similar transaction;

7.	create subsidiaries or other affiliates;

8.	dissolve, liquidate or wind up or file any petition under insolvency or bankruptcy laws;

9.	enter into any contract or arrangement with any present or former director, executive officer, shareholder, partner, member, employee or affiliate of the Company or any of its subsidiaries, or any of such Person’s affiliates or immediate family members;

10.	change senior management of the Company;

11.	declare or pay dividends or declare or make other distributions other than the Base Dividends; or

12.	adopt or materially deviate from the business plan or budget adopted by the Board of Directors.

NextLevel VIII, LLC (“NextLevel”) is the majority holder of the Preferred Stock and therefore the Company may not enter into the transactions described above without NextLevel’s consent.

The Warrants are exercisable until October 24, 2016 at a price of $.04 per share (subject to certain adjustments) and entitle the holder to purchase 1,250,000 shares of the Company’s Common Stock for each $25,000 of principal amount of Senior Notes. As of October 31, 2012 the Company is authorized to issue 800,000,000 shares of common stock. The Preferred Stockholders have entered into an Investors’ Rights Agreement which among other things, provides for Board representation, registration rights, and certain provisions regarding future sales of securities by the Company.

In prior rounds of financing, described in Note 4 Debt, the Company issued certain warrants, rights convertible into or exercisable or exchangeable for common stock (collectively the “Derivative Securities”). The Derivative Securities contain certain anti-dilution provisions, which provide for adjustment of the conversion price, exercise price or number of shares issuable, upon the occurrence of certain events. The Company, obtained from most of the holders of the unexpired Derivative Securities, a waiver, except in the case of any capital reorganization, split, combination or subdivision or reclassification, of any anti-dilution adjustments, it may have with respect to the Derivative Securities.

5. Commitments

Operating Leases

Real Estate

Until November 30, 2011 we leased 2,061 square feet of office space in Colorado for $3,200 per month. In December 2011 we moved into shared office space and are subletting for $250 per month in a month to month arrangement. In December 2011, this shared office was closed and the activities were moved and consolidated to the South Carolina office. In November 2011 we leased additional space in South Carolina for our IT and Customer Service department. The lease provides for rent of $1,000 per month plus common area charges until November 2012. In November 2012 the company renewed the lease for an additional 3 years with the first year monthly rent amounting to $1,130 plus common area charges. Our New York headquarters lease is month to month. The total rent expense for these operating leases were approximately $29,414 and $30,918 for the years ended October 31, 2012 and 2011, respectively.

Equipment

In June 2011 the Company entered into a Master Leasing Agreement with Yellow Box Leasing LLC. The terms of the agreement provide up to $1.25 million in equipment lease financing for Coupon Express Kiosks. The lease provides for the creation of sub-leases

COUPON EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011

5. Commitments (continued)

for each order of 25 Kiosks ordered. In September 2011 and in March 2012 the Company received 50 new Kiosks with a value of $250,000. Terms of this sub-lease provide for payments of $140/month for each Kiosk over 3 years. However, Yellow Box has recently advised the Company that they are presently unable to finance the purchase of additional kiosks.

Minimum rental commitments at October 31, 2012 under all leases having a non-cancelable term of more than one year are shown below:

2012	$85,560
2013	73,968
2014	29,328
Total minimum lease payments	$188,856

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

An action has been commenced against the Company seeking legal fees in the sum of approximately $47,700 allegedly incurred in connection with a Settlement Agreement dated April 13, 2009. The Company has settled this matter by agreeing to pay the total sum of $35,000, payable, (i) $15,000 upon the execution of a settlement agreement; (ii) $10,000 on the 120th day following the execution of the settlement agreement, and (iii) $10,000 following the 240th day of the settlement agreement.

6. Income Taxes

We have not filed federal or state tax returns for the years ended October 31, 2004–2011. We did not believe that we owed material federal or state taxes for these fiscal years as a result of our operating losses. As of October 31, 2012, we had approximately $23.8 million of net operating losses (“NOL”) carryforwards for federal and state income purposes. These losses are available for future years and expire through 2032. Utilization of these losses may be severely or completely limited if we undergo an ownership change pursuant to Internal Revenue Code Section 382.

COUPON EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011

6. Income Taxes (continued)

The deferred tax asset is summarized as follows:

	October 31,
	2011	2010
Deferred tax assets:

Net operating loss carry forwards	$8,024,000	$6,622,000

Accounts payable and accrued expenses not currently deductible	68,000	116,000
	$8,092,000	$6,738,000

Valuation allowance	(8,092,000)	(6,738,000)

Net deferred income tax asset	$—	$—

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

7. Prior Period Adjustment

For the year ended October 31, 2012, we identified $299,802 of errors relating to the understatement of the value of Mr. Kash’s 10,000,000 options granted to him in 2008; consequently compensation expense was understated for the years 2009, 2010 and 2011. Shown below is a summarized version of the statements of income for the years ended October 31, 2009, 2010 2011, which reflect the effect of the prior period adjustment of $299,802 on the net loss previously reported for those years.

	Year ended
	10/31/2009	10/31/2010	10/31/2011
Revenue	$16,316	$106,924	$18,733

Total expenses	2,031,490	1,280,522	1,356,420

Loss from operations	(2,015,174)	(1,173,598)	(1,337,687)

Other Income (expenses)	(1,048,393)	(1,540,347)	(785,813)

Net loss as originally reported	$(3,063,567)	$(2,713,945)	$(2,123,500)

Additional compensation expense in connection with options granted on 11/10/08	99,934	99,934	99,934

Net loss as adjusted	$(3,163,501)	$(2,813,879)	$(2,223,434)

Weighted average number of common shares outstanding, basic and diluted	83,331,690	98,908,386	242,447,405

Basic and diluted loss per share	$(0.04)	$(0.03)	$(0.009)

8. Subsequent Events

On December 3, 2012, the Company issued 9.58 additional Series A Preferred Stock (the “Preferred Stock”) and Warrants (the “2012 Warrants”) to purchase 11,975,000 shares of Common Stock, pursuant to a Cumulative Convertible Senior Note and Warrant Purchase Agreement dated as of May 31, 2012 (the “2012 Purchase Agreement”) for proceeds of $239,500. The shares of Preferred Stock bear a cumulative dividend of 7% per annum. Upon liquidation, and upon an acquisition of the Company, the holders of Preferred Stock are entitled to a liquidation preference equal to the greater of (i) the amount invested plus all accrued and unpaid dividends, and (ii) the amount the holders of Preferred Stock, would receive had they converted the Preferred Stock to Common Stock immediately prior to such event. Each share of Preferred Stock is convertible into 1,250,000 shares of the Company’s Common Stock, subject to certain adjustments. As of October 31, 2012 the Company is authorized to issue 800,000,000 shares of common stock.

COUPON EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011

8. Subsequent Events (continued)

On December 28, 2012, the Company issued 6,835,900 shares of common stock (the “Common Stock”) and warrants (the “Warrants”) to purchase 5,649,500 shares of Common Stock to a certain investor, pursuant to a Common Stock and Warrant Purchase Agreement dated as of December 28, 2012 (the “Purchase Agreement”) for proceeds of $112,990.