Form 10-Q
period 2013-01-31
COUPON EXPRESS, INC.
filed 2013-03-15
CIK 888702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

As of February 26, 2013, there were 275,535,802 shares of the Registrant's Common Stock, and 120 shares of the Registrant's Series A Preferred Stock, $0.001 par value per share, outstanding.

COUPON EXPRESS, INC.

For The Quarterly Period Ended January 31, 2013

TABLE OF CONTENTS

		Page
		Number
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements –

	Balance Sheets as of January 31, 2013(unaudited) and October 31, 2012	2

	Statements of Income for the three months ended January 31, 2013 and 2012(unaudited)	3

	Statements of Stockholders’ Equity as of January 31, 2013 (unaudited) and October 31, 2012	4

	Statements of Cash Flows for the three months ended January 31, 2013 and 2012 (unaudited)	5

	Notes to the Financial Statements	6-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	21-24

SIGNATURES

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COUPON EXPRESS, INC.

BALANCE SHEETS

	January 31,	October 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash	$79,789	$32,393
Accounts receivable (net of allowance for doubtful accounts)	29,437	11,121
Total current assets	109,226	43,514
Furniture and equipment, net	299,105	320,036
Other Assets
Deposit - Kiosks	60,000	60,000
Security deposits	7,400	7,650
Total other assets	67,400	67,650
Total assets	$475,731	$431,200

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued expenses - net of long-term	$354,021	$328,854
Accrued Interest payable (PIK)	103,848	102,547
Preferred dividends payable	98,765	49,382
Deposit on purchase of common stock	112,990	—
Notes payable	56,383	56,383
Total current liabilities	726,007	537,166
Accounts payable and accrued expenses - net of current	150,670	159,670
Total liabilities	876,677	696,836
Stockholders' deficiency
Preferred stock $.001 par value; 5,000,000 shares authorized, 120 and 110	—	—
issued and outstanding at January 31, 2013 and October 31, 2012 respectively
Common stock, $.001 par value; 800,000,000 shares
authorized, 272,203,802 shares issued and
outstanding at January 31, 2013 and October 31, 2012, respectively	272,203	272,203
Additional paid-in capital	23,682,918	23,418,435
Deficit	(24,355,080)	(23,955,287)
Less: common stock in Treasury	(987)	(987)

Total stockholders' deficiency	(400,946)	(265,636)

Total liabilities and stockholders' deficiency	$475,731	$431,200

The accompany notes are an integral part of these financial statements.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COUPON EXPRESS, INC.

STATEMENTS OF INCOME

(Unaudited)

	For the Three months Ended January 31,
	2013	2012

Revenue	$35,956	$5,640

Selling	110,721	81,660
Administrative expenses	274,345	225,798
Total expenses	385,066	307,458
Loss from operations	(349,110)	(301,818)

Interest, net	1,301	199,352
Net loss	(350,411)	(501,170)
Preferred dividends declared	49,382	—
Net loss applicable to common stock	$(399,793)	$(501,170)

Basic and diluted weighted average shares	272,203,802	260,981,511

Basic and diluted loss per share	$(0.001)	$(0.002)

The accompany notes are an integral part of these financial statements.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COUPON EXPRESS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Deficit

Balance, October 31, 2011	260,953,819	$260,953	0	$—	$18,647,958	$(19,816,712)	$(987)	$(908,788)

Conversion of notes payable	7,177,777	7,178	110	—	3,399,322			3,406,500

Issuance of shares for consulting and
equipment rental services	2,993,775	2,994			79,478			82,472

Issuance of shares for interest	1,078,431	1,078			92,365			93,443

Issuance of warrants and options for
officer					1,478,825			1,478,825

Issuance of warrants in connections
with financing - net					(279,513)			(279,513)

Retained earnings adjustment						(299,802)		(299,802)

Net loss						(3,838,773)		(3,838,773)
Balance, October 31, 2012	272,203,802	272,203	110	—	23,418,435	(23,955,287)	(987)	(265,636)

Issuance of preferred stock			10	—	239,500			239,500

Issuance of options for officer					24,983			24,983

Net loss						(399,793)		(399,793)
Balance, January 31, 2013	272,203,802	$272,203	120	$—	$23,682,918	$(24,355,080)	$(987)	$(400,946)

The accompany notes are an integral part of these financial statements.

ITEM 1. FINANCIAL STATEMENTS

COUPON EXPRESS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three months Ended January 31,
	2013	2012
Cash flows from operations
Net income (loss)	$(350,411)	$(501,170)
Adjustment to reconcile net loss to net cash:
Depreciation	20,931	18,707
Shares issued for interest	—	3,600
Non- cash compensation	24,983	—
Non- cash interest cost	1,301	149,363
Changes in operating assets and liabilities:
Accounts receivable	(18,316)	(4,625)
Other current assets	—	(12,000)
Other assets	250	(350)
Accounts payable and accrued expenses	16,168	(36,801)
Net cash provided by (used for) operating activities	(305,094)	(383,276)

Cash flows from investing activities
Purchase of property and equipment	—	(155,234)
Net cash provided by (used for) investing activities	—	(155,234)
Cash flows from financing activities
Proceeds from issuance of preferred stock	239,500	—
Deposit on purchases of common stock	112,990	—
Repayment of debt	—	(222,582)
Net cash provided by ( used for) financing activities	352,490	(222,582)
Net increase (decrease) in cash	47,396	(761,092)
Cash, beginning of period	32,393	1,010,203
Cash, end of period	$79,789	$249,111

Supplemental disclosure of cash flow information
and noncash investing and financing activities:
Non- cash financing activities:
Preferred dividends declared	$49,383	—
Cash paid during the year for:
Interest	$—	$2,616

Taxes	$—	$—

The accompany notes are an integral part of these financial statements.

COUPON EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

January 31, 2013

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

Going Concern

Our financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the continuation of operations, the realization of assets and the liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result from our ability to being unable to continue as a going concern.  At January 31, 2013, we had total assets of $475,731 and liabilities of $876,677. Our management is aware that we need to raise additional capital not only to meet our financial obligations, but also to expand our business.  These factors cumulatively indicate that there is substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

Loss per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per share excludes 243,189,191 and 142,107,075 warrants and options outstanding as of January 31, 2013 and 2012 respectively, since their effect is anti-dilutive.

COUPON EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

January 31, 2013

Summary of Significant Accounting Policies (continued)

Income Taxes

In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. state and local jurisdictions.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.  It must be applied to all existing tax positions upon initial adoption and the cumulative effect, if any, is to be reported as an adjustment to stockholder's equity as of November 1, 2012.

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

Interest and Penalty Recognition on Unrecognized Tax Benefits

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No interest expense or penalties have been recognized for the three months ended January 31, 2013.

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

COUPON EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

January 31, 2013

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

COUPON EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

January 31, 2013

Summary of Significant Accounting Policies (continued)

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

Fair Value of Financial Instruments

The fair values of the Company's assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, "Financial Instruments," approximate their carrying amounts presented in the accompanying balance sheets at January 31, 2013 and October 31, 2012.

Revenue Recognition.

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

COUPON EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

January 31, 2013

3.

Fixed Assets

Furniture and equipment consist of the following:

	January 31,	October 31,
Description	2013	2012
Kiosks	$677,562	$677,562
Less: accumulated depreciation	378,457	357,526
	$299,105	$320,036

Depreciation expense for the three months ended January 31, 2013 and 2012 was $20,931 and $18,708 respectively.

4.

Stockholders' Equity

Warrants

Warrant transactions are as follows:

		Number of Warrants	Weighted Average Exercise Price

Outstanding, October 31, 2011		142,107,075	$0.13
	Granted	102,360,795	0.04
	Exercised	—	—
	Expired	11,198,179	0.10
Outstanding October 31, 2012		233,269,691	$0.06
	Granted	6,149,500	0.04
	Exercised	—
	Expired	872,620	0.10
Outstanding January 31, 2013		238,546,571	$0.04

5.

Debt

Bridge Loans

 In February and March 2007, we entered into notes (“Bridge Notes”) with several unrelated parties totaling approximately $325,000.  The Bridge Notes were originally due on November 11, 2009 with an interest rate of 12% per annum.

In August 2007, we entered into exchange agreements with the holders of $300,000 of the Bridge Notes, wherein the notes were convertable into 3,000,000 shares of our common stock which were converted in fiscal 2011. The remaining $25,000 note was converted into 208,333 shares of common stock in December 2008.

In May and June of 2008, we entered into a new series of Bridge Notes (“New Bridge Notes”) with several unrelated parties totaling $470,000. The New Bridge Notes were originally due six months from the date of issuance with an interest rate of 10% per annum. On July 2, 2010, the New Bridge Notes were amended to extend the due date to December 1, 2010. The New Bridge Notes were convertible at any time at a conversion price equal to the per share price of a new issuance. In connection with the New Bridge Notes, we issued warrants to purchase 470,000 shares of our common stock at an exercise price $.15 and warrants to purchase 470,000 shares of our common stock at an exercise price of $.25, which were reduced to $.05 and $.15, respectively, by the July 2, 2010 Amendment to the New Bridge Notes. The warrants are exercisable at any time for a period of 5 years.

COUPON EXPRESS, INC

NOTES TO FINANCIAL STATEMENTS

January 31, 2013

5. Debt (continued)

 In connection with the issuance of the warrants, we reflected a value for the warrants totaling $47,112; no value adjustment was reflected for the price reduction, as the value change was not material. The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 4.86%; and expected lives of 5 years. On December 1, 2010, we amended the New Bridge Notes to change the warrant exercise price to $.05. During the fiscal year ended October 31, 2010, we issued 3,047,800 shares of common stock in connection with the New Bridge Note amendments. During the year ended October 31, 2011, we issued 43,097,752 shares of common stock in payment of accrued interest and $420,000 of principal. In November 2011, the remaining $50,000 balance was repaid.

Round D Loans

Between May and October 2007, we entered into notes (“Round D Notes”) with several unrelated parties totaling approximately $2,916,000 at interest rates ranging from 12% to 14% per annum. The Round D Notes were payable semi-annually were due 3 years from the date of issuance. In connection with the Round D Notes, we also issued warrants to purchase 9,445,744 shares of our common stock at an exercise price of $.15 per share. The warrants may be exercisable at any time for a period of 5 years. In connection with the issuance of the warrants, we have reflected a value for the warrants totaling $549,011. The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 3.57%; and expected lives of 5 years. During the fiscal years ending October 31, 2010 and 2011 we issued 48,372,496 and 13,606,592 shares of common stock respectively in payment of accrued interest and principal. In fiscal 2012, $646,000 of the remaining $711,000 outstanding Round D Notes were converted into 6,960,000 shares of common stock. In November 2011, $50,000 was repaid, leaving a balance of $15,000.

In March 2009, we obtained interest free advances from two of its officers totaling $40,000. In November 2011 one of these loans totaling $20,000 was repaid.

Round G Loans

Between May and October 2010, we entered into a series of convertible notes aggregating $485,000. The notes were originally due one year from the date of issuance at an interest rate of 10% per annum. The interest is payable in cash or common shares at our discretion. The notes were convertible into common shares at a conversion price of $.035 per share. In connection with the notes, we issued five year warrants to purchase 13,857,143 shares of our common stock at an exercise price of $.05 per share. As of October 31, 2010, we issued 2,900,157 shares of common stock in payment of accrued interest and principal. In connection with the issuance of the warrants and conversion features, we have reflected a value totaling $118,067.  The fair value of the warrant grant was estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rates between 1.23% and 2.03%, and expected lives of five years. In October 2011 we issued 23,568,072 shares in payment of accrued interest and principal with the final $100,000 repaid to the remaining outstanding note holder in December 2011.

For all of the debt financing describe above, the Company has the option to either pay the interest due in cash or in shares of our common stock. During the year ended October 2012 the company offered its outstanding warrant holders ( for all rounds prior to 2011) to extend the due date of their warrants in exchange for a lower price.

COUPON EXPRESS, INC

NOTES TO FINANCIAL STATEMENTS

January 31, 2013

5. Debt (continued)

Cumulative Convertible Senior Notes

In October 2011, May 2012, July 2012 and December 2012 we completed a private placement of $3,000,000 aggregate principal amount of Cumulative Convertible Senior Notes (“Senior Notes”) and Warrants to certain investors, that included the Company’s existing Series A Preferred Stockholders.  In August 2012, the Senior Notes were converted into 110.42 shares of Preferred Stock.  In December 2012, we issued an additional 9.58 shares of Preferred Stock and Warrants for proceeds of $239,500.  .

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

The Warrants are exercisable until 2016 and 2017 at a price of $.04 per share (subject to certain adjustments) and entitle the holder to purchase 1,250,000 shares of the Company’s Common Stock for each $25,000 of principal amount of Senior Notes.  As of October 31, 2012 the Company is authorized to issue 800,000,000 shares of common stock. The investors have entered into an Investors’ Rights Agreement which among other things, provides for Board representation, registration rights, and certain provisions regarding future sales of securities by the Company.

In prior rounds of financing, described in Note 5 Debt, the Company issued certain warrants, rights convertible into or exercisable or exchangeable for common stock (collectively the “Derivative Securities”). The Derivative Securities contain certain anti-dilution provisions, which provide for adjustment of the conversion price, exercise price or number of shares issuable, upon the occurrence of certain events. The Company, obtained from most of the holders of the unexpired Derivative Securities, a waiver, except in the case of any capital reorganization, split, combination or subdivision or reclassification, of any anti-dilution adjustments, it may have with respect to the Derivative Securities.

COUPON EXPRESS, INC

NOTES TO FINANCIAL STATEMENTS

January 31, 2013

6.

Commitments

Operating Leases

Real Estate

Until November 30, 2011 we leased 2,061 square feet of office space in Colorado for $3,200 per month. In December 2011 we moved into shared office space and are subletting for $250 per month in a month to month arrangement. In December 2011, this shared office was closed and the activities were moved and consolidated to the South Carolina office. In November 2011 we leased additional space in South Carolina for our IT and Customer Service department. The lease provides for rent of $1,000 per month plus common area charges until November 2012. In November 2012 the company renewed the lease for an additional 3 years with the first year monthly rent amounting to $1,130 plus common area charges. Our New York headquarters lease is month to month. The total rent expense for these operating leases were approximately $29,414 and $30,918 for the three months ended January 31, 2013 and 2012, respectively.

Equipment

In June 2011 the Company entered into a Master Leasing Agreement with Yellow Box Leasing LLC.  The terms of the agreement provide up to $1.25 million in equipment lease financing for Coupon Express Kiosks. The lease provides for the creation of sub-leases for each 25 Kiosks ordered. In September 2011 and in March 2012 the Company received 50 new Kiosks with a value of $ 250,000.   Terms of this sub-lease provide for payments of $140/month for each Kiosk over 3 years. However, Yellow box has recently advised the Company that they are presently unable to finance the purchase of additional kiosks.

Minimum rental commitments at October 31, 2012 under all leases having a non-cancelable term of more than one year are shown below:

2013	$ 73,968
2014	$ 29,328
$103,296

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

COUPON EXPRESS, INC

NOTES TO FINANCIAL STATEMENTS

January 31, 2013

7.  Income Taxes

We have not filed federal or state tax returns for the years ended October 31, 2004 - 2012.  We did not believe that we owed material federal or state taxes for these fiscal years as a result of our operating losses. At January 31, 2013, we had approximately $24 million of net operating losses (“NOL”) carryforwards for federal and state income purposes.  These losses are available for future years and expire through 2032. Utilization of these losses may be severely or completely limited if we undergo an ownership change pursuant to Internal Revenue Code Section 382.

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

8.  Subsequent Event

On March 11, 2013 the Company announced the signing of a Kiosk leasing facility with Premium Leasing, LLC of Vestal, New York. The terms of the lease agreement is for 60 months and includes a twenty five (25%) percent down payment for each Kiosk leased. The current cost of each Kiosk is $5,500. The Company will pay the 25% down payment or $1,375 and the remaining seventy-five (75%) balance shall be paid in monthly installments of $85.82 including interest at nine percent (9%) per annum. As security for each lease, the Company has agreed to issue Premium Leasing its common stock equal to the leased value of kiosks under lease. The common stock will be held in escrow as defined in the agreement. In addition, the company has also provided Premium Leasing with the right to purchase five million warrants of the company’s common stock at a price between two and four cents until March 2018.

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

Results of Operations

For the three months ended January 31, 2013 and 2012, the Company reported revenues of $35,956 and $5,640 respectively, an increase of $30,316 (537%), respectively. Our revenues for the years ended October 31, 2012 and 2011 were derived exclusively from advertising revenues.

The Company’s net loss applicable to common stock   for the three months ended January 31, 2013 and 2012 was $399,793 and $501,170 respectively, a decrease of $101,370 (20.2%). The details of the increase in net loss are discussed below.

Selling and administrative expenses increased for the three months ended January 31, 2013 and 2012, $29,061 and $48,547 respectively. The increase in selling expenses is attributable to the installation and deployment of additional kiosks during the three months ended January 31, 2013.

The increase in administrative expenses is attributable to the recognition of the non-cash cost of granting options and warrants to its chief executive and chief financial officer of $24,983 and increases in other expenses.

Interest expense and preferred dividends declared on a combined basis decreased $148,669 as a result of the conversion of the convertible notes to common and preferred stock. The preferred stock accrues a dividend at the same rate of interest as the cumulative convertible notes.

Our revenues for the three months ended January 31, 2013 were derived exclusively from advertising revenue. Our losses from operations for the three month ended January 31, 2013 were attributable to our inability to achieve significant revenues while incurring material working capital costs, including costs of development and deploying our kiosks.

The Company’s current revenue models include a fixed fee plus click charge and a fixed price per store model. Management believes that future deployments may incorporate one or both of these models. We anticipate that as more kiosks are installed throughout the United States, advertisers/manufacturers will be able to reach a critical mass of consumers that should result in generating additional advertising revenue from the kiosks. As of January 31, 2013, we had 124 kiosks installed, compared to 5 kiosks as of January 31, 2012, which have generated limited revenue to date. The cost to have each kiosk manufactured is approximately $5,000, which will either be financed from cash on hand or a sale leaseback program. Our monthly cash requirements are approximately $85,000 at the current rate of kiosk installments. Our cash on hand is expected to sustain operations for the next 30 days, at which time the Company will require additional capital to support its operations. We anticipate that the Company will need to raise additional capital of up to $1,500,000 in order to fund operations, including the purchase of additional kiosks, in the next 12 months.

Liquidity and Capital Resources

Cash Flows

Cash used in operations for the three months ended January 31, 2013and 2012 was approximately $305,094 and $383,276, respectively, a decrease of approximately $78,182 (20.4%).  Cash flows used in investing activities for the three months ended January 31, 2013 and January 31, 2012 were approximately $- 0 - and $155,000, respectively, a decrease of $155,000. Cash flows provided by or (used in) financing activities for the three months ended January 31, 2013 and 2012 were approximately $352,000, and $(223,000), respectively, an increase in cash flows provided by of approximately $575,000.

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

Other Debt Transactions

None

Cash and cash equivalents

 We had cash and cash equivalents of $79,789 as of January 31, 2013.

Due to the substantial doubt of our ability to meet our working capital needs, history of losses and current shareholders’ deficit, in their report on the annual financial statements for the year ended October 31, 2012 our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Off-Balance Sheet Arrangements

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

An action has been commenced against the Company seeking legal fees in the sum of approximately $47,700 allegedly incurred in connection with a Settlement Agreement dated April 13, 2009. The Company has settled this matter by agreeing to pay the total sum of $35,000, payable, (i) $15,000 upon the execution of a settlement agreement; (ii) $10,000 on the    120 th day following the execution of the settlement agreement, and (iii) $10,000 following the 240th day of the settlement agreement.

From time to time the Company may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of business.

Item 1A.

Risk Factors

There have been no material changes to our Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2012.

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3.

Defaults Upon Senior Securities

NONE

Item 4.

Mine Safety Disclosures

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

Coupon Express, Inc.

By:	/s/ Eric Kash
Name:	Eric Kash
Title:	Chief Executive Officer, Chief Financial Officer (Principal Executive and Financial Officer)
Date:	March 15, 2013