Form 10-Q
period 2013-04-30
COUPON EXPRESS, INC.
filed 2013-06-19
CIK 888702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

As of June 19, 2013, there were 280,535,802 shares of the Registrant's Common Stock, and 120 shares of the Registrant's Series A Preferred Stock, $0.001 par value per share, outstanding.

COUPON EXPRESS, INC.

For The Quarterly Period Ended April 30, 2013

TABLE OF CONTENTS

		Page
		Number
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements –

	Balance Sheets as of April 30, 2013 (unaudited) and October 31, 2012	2

	Statements of Income for the three and six months ended April 30, 2013 and 2012 (unaudited)	3

	Statements of Stockholders’ Equity as of April 30, 2013 (unaudited) and October 31, 2012	4

	Statements of Cash Flows for the three and six months ended April 30, 2013and 2012 (unaudited)	5

	Notes to the Financial Statements	6-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19-20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	(Removed and Reserved)	20

Item 5.	Other Information	20

Item 6.	Exhibits	21-23

SIGNATURES

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COUPON EXPRESS, INC.

BALANCE SHEETS

	April 30,	October 31,
	2013	2012

ASSETS

Current assets

Cash	$2,282	$32,393
Accounts receivable (net of allowance for doubtful accounts)	42,311	11,121

Total current assets	44,593	43,514

Furniture and equipment, net	322,174	320,036

Other Assets
Deferred leasing costs	19,950	—
Deposit - Kiosks	60,000	60,000
Security deposits	7,400	7,650
Total other assets	87,350	67,650
Total assets	$454,117	$431,200

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Accounts payable and accrued expenses - net of long-term	$467,099	$328,854
Accrued Interest payable (PIK)	105,108	102,547
Preferred dividends payable	146,537	49,382
Deposit on purchase of common stock	157,990	—
Capital lease payable - net of long-term	6,808	—
Notes payable	56,383	56,383

Total current liabilities	939,925	537,166

Accounts payable - net of current	144,670	159,670
Capital lease payable - net of current	26,192	—

Total liabilities	1,110,787	696,836

Stockholders' deficiency

Preferred stock $.001 par value; 5,000,000 shares authorized, 120 and 110	—	—
issued and outstanding at April 30, 2013 and October 31, 2012, respectively
Common stock, $.001 par value; 800,000,000 shares
authorized, 278,035,802 and 272,203,802 shares issued and
outstanding at April 30, 2013 and October 31, 2012, respectively	278,035	272,203
Additional paid-in capital	23,805,382	23,418,435
Deficit	(24,739,100)	(23,955,287)
Less: common stock in Treasury	(987)	(987)

Total stockholders' deficiency	(656,670)	(265,636)

Total liabilities and stockholders' deficiency	$454,117	$431,200

The accompany notes are an integral part of these financial statements.

COUPON EXPRESS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three months Ended		For the Six months Ended
	April 30,		April 30,

	2013	2012	2013	2012

Revenue	$40,768	$782	$76,723	$6,422

Selling	91,716	125,617	196,406	264,677
Administrative expenses	283,233	317,502	564,416	485,882
Total expenses	374,949	443,119	760,822	750,559

Loss from operations	(334,181)	(442,337)	(684,099)	(744,137)

Interest, net	1,259	171,888	2,561	371,239
Net loss	(335,440)	(614,225)	(686,660)	(1,115,376)
Preferred dividends declared	47,772	—	97,154	—
Net loss applicable to common stock	$(383,212)	$(614,225)	$(783,814)	$(1,115,376)

Basic and diluted weighted average shares	275,668,484	261,097,234	275,979,090	261,123,753

Basic and diluted loss per share	$(0.001)	$(0.002)	$(0.003)	$(0.004)

The accompany notes are an integral part of these financial statements.

COUPON EXPRESS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional			Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Deficit

Balance, October 31, 2011	260,953,819	$260,953	0	—	18,647,958	(19,816,712)	(987)	(908,788)

Conversion of notes payable	7,177,777	7,178	110	$—	3,399,322			3,406,500

Issuance of shares for consulting and equipment rental services	2,993,775	2,994			79,478			82,472

Issuance of shares for interest	1,078,431	1,078			92,365			93,443

Issuance of warrants and options for officer					1,478,825			1,478,825

Issuance of warrants in connections with financing - net					(279,513)			(279,513)

Retained earnings adjustment						(299,802)		(299,802)

Net loss						(3,838,773)		(3,838,773)
Balance, October 31, 2012	272,203,802	$272,203	110	$—	$23,418,435	$(23,955,287)	$(987)	$(265,636)

Issuance of preferred stock			10	—	239,500			239,500

Issuance of common stock	2,500,000	2,500			42,500			45,000

Issuance of shares for directors fees	3,332,000	3,332			63,308			66,640

Issuance of options for officer					41,639			41,639

Net loss						(783,813)		(783,813)
Balance, April 30, 2013	278,035,802	$278,035	120	$—	$23,805,382	$(24,739,100)	$(987)	$(656,670)

The accompany notes are an integral part of these financial statements.

COUPON EXPRESS, INC.

STATEMENTS OF CASH FLOWS

	For the Six months Ended
	April 30,
	2013	2012

Cash flows from operations

Net income (loss)	$(686,660)	$(1,115,376)

Adjustment to reconcile net loss to net cash:
Depreciation and amortization	42,912	37,414
Net shares issued(cancelled) for interest	—	(24,129)
Shares issued for consulting, director fees and equipment rental services	66,640	82,472
Non- cash interest cost	2,561	171,888
Non- cash compensation	41,639	—
Changes in operating assets and liabilities:

Accounts receivable	(31,190)	(269)
Other current assets	—	(12,000)
Other assets	250	(3,350)
Accrued interest	—	86,010
Accounts payable and accrued expenses	123,247	(48,716)

Net cash provided by (used for) operating activities	(440,601)	(826,056)

Cash flows from investing activities

Deposit on capital lease	(11,000)	—
Purchase of property and equipment	—	(30,233)

Net cash provided by (used for) investing activities	(11,000)	(30,233)

Cash flows from financing activities
Proceeds from issuance of preferred stock	239,500	—
Proceeds from issuance of common stock	45,000	—
Deposit on purchases of common stock	157,990	—
Deferred leasing costs in connection with capital lease transaction	(21,000)
Repayment of debt	—	(127,640)

Net cash provided by ( used for) financing activities	421,490	(127,640)

Net increase (decrease) in cash	(30,111)	(983,929)

Cash, beginning of period	32,393	1,010,203

Cash, end of period	$2,282	$26,274

Supplemental disclosure of cash flow information
and noncash investing and financing activities:

Non- cash financing activities:

Issuance of capital lease payable in connection with purchase of fixed assets	$33,000	$—

Preferred dividends declared	$49,383	$—

Cash paid during the year for:

Interest	$—	$15,110

Taxes	$—	$—

The accompany notes are an integral part of these financial statements.

COUPON EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

April 30, 2013

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

Going Concern

Our financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the continuation of operations, the realization of assets and the liquidation of liabilities in the ordinary course of business, and do not reflect any adjustments that might result from our ability to being unable to continue as a going concern. At April 30, 2013, we had total assets of $454,117 and liabilities of $1,110, 787. Our management is aware that we need to raise additional capital not only to meet our financial obligations, but also to expand our business. These factors cumulatively indicate that there is substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

Loss per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per share excludes 245,196,487 and 141,460,964 warrants and options outstanding as of April 30, 2013 and 2012 respectively, since their effect is anti-dilutive.

COUPON EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

April 30, 2013

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

Interest and Penalty Recognition on Unrecognized Tax Benefits

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No interest expense or penalties have been recognized for the three months ended April 30, 2013.

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

April 30, 2013

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

April 30, 2013

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

Fair Value of Financial Instruments

The fair values of the Company's assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, "Financial Instruments," approximate their carrying amounts presented in the accompanying balance sheets at April 30, 2013 and October 31, 2012.

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

COUPON EXPRESS, INC.

NOTES TO FINANCIAL STATEMENTS

April 30, 2013

3.      Fixed Assets

Furniture and equipment consist of the following:

	April 30,	October 31,
Description	2013	2012

Kiosks	$721,562	$677,562

Less: accumulated depreciation	399,388	357,526

	$322,174	$320,036

Depreciation expense for the six months ended April 30, 2013 and year ended October 31, 2012 was $41,862 and $234,708 respectively.

4.      Stockholders' Equity

Warrants

Warrant transactions are as follows:			Weighted
		Number of	Average
		Warrants	Exercise Price

Outstanding, October 31, 2011		142,107,075	$0.13
	Granted	102,360,795	0.04
	Exercised	—	-
	Expired	11,198,179	0.10
Outstanding October 31, 2012		233,269,691	$0.06

	Granted	17,149,500	0.03
	Exercised	—
	Expired	5,222,704	0.04
Outstanding April 30, 2013		245,196,487	$0.04

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

COUPON EXPRESS, INC

NOTES TO FINANCIAL STATEMENTS

April 30, 2013

5.      Debt (continued)

In connection with the issuance of the warrants, we reflected a value for the warrants totaling $47,112; no value adjustment was reflected for the price reduction, as the value change was not material. The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 4.86%; and expected lives of 5 years. On December 1, 2010, we amended these notes to change the warrant exercise price to $.05. During the fiscal year ended October 31, 2010, we issued 3,047,800 common stock shares in connection with the Bridge Note amendments. During the year ended October 31, 2011, the company issued 43,097,752 shares of common stock in payment of accrued interest and principal. In November 2011, $50,000 was repaid to one of the outstanding note holders. In November 2011 and February 2012 $75,000 was repaid to the remaining outstanding note holders.

Round D Loans

Commencing May through October 2007, we entered into notes (“Round D Notes”) with several unrelated parties totaling approximately $2,916,000.  The Round D Notes incurred interest at rates ranging from 12% to 14% per annum, payable semi-annually and were due 3 years from the date of issuance.  These notes were not paid by October 31, 2010. In connection with the Round D Notes, we also issued warrants to purchase 9,445,744 shares of our common stock at an exercise price of $.15.  The warrants may be exercisable at any time for a period of 5 years.  In connection with the issuance of the warrants, we reflected a value for the warrants totaling $549,011.  The fair value of the warrant grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rate of 3.57%; and expected lives of 5 years. For the years ending October 31, 2011 and 2010 the company issued 48,372,496 and 13,606,592 shares of common stock respectively in payment of accrued interest and principal. In addition, note holders of $646,000 of the remaining $711,000 outstanding convertible notes, have agreed to extend the due dates of their notes until October 2012 and also to subordinate their notes to the new Senior Convertible Notes. In November 2011, $50,000 was repaid to one of the outstanding note holders. On August 7, 2012 the company issued 8,333,497 shares in payment of outstanding principal of $646,000 and interest of $117,572.

In March 2009, we obtained interest free advances from two of its officers totaling $40,000. In November 2011, one of these loans totaling $20,000 was repaid.

Round G Loans

In May through October 2010, we entered into a series of convertible notes aggregating $485,000. The notes were originally due one year from the date of issuance at an interest rate of 10% per annum. The interest was payable in cash or common shares at our discretion. The notes were convertible into common shares at a conversion price of $.035 per share. In connection with the notes, we issued five year warrants to purchase 13,857,143 shares of our common stock at an exercise price of $.05/share. Through October 31, 2010, we issued 2,900,157 shares of common stock in payment of accrued interest and principal. In connection with the issuance of the warrants and conversion features, we reflected a value totaling $118,067. The fair value of the warrant grant was estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions: expected volatility of 15%, risk free interest rates between 1.23% and 2.03%, and expected lives of five years. In October 2011 the company issued 23,568,072 shares in payment of accrued interest and principal due all but one note holder. In December 2011, $100,000 was repaid to the remaining outstanding note holder.

For all of the debt financing describe above, the Company had the option to either pay the interest due in cash or in shares of our common stock. During the year ended October 2012 the company offered its outstanding warrant holders (for all rounds prior to 2011) to extend the due date of their warrants in exchange for a lower price.

COUPON EXPRESS, INC

NOTES TO FINANCIAL STATEMENTS

April 30, 2013

5.      Debt (continued)

Cumulative Convertible Senior Notes

In October 2011, May 2012, July 2012, and December 2012 we completed a private placement of $3,000,000 aggregate principal amount of cumulative convertible senior notes (“Senior Notes”) and warrants to certain investors, that included the Company’s existing Series A Preferred Stockholders. In August 2012, the Senior Notes were converted into 110.42 shares of preferred stock. In December 2012, we issued an additional 9.58 shares of preferred stock and warrants for proceeds of $239,500.

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
  change or revoke the operations committee charter

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

COUPON EXPRESS, INC

NOTES TO FINANCIAL STATEMENTS

April 30, 2013

5.      Debt (continued)

Capital lease

In March 2013, the Company entered into a Kiosk leasing facility with Premium Leasing, LLC of Vestal, New York. The term of the lease agreement is for 60 months and includes a twenty five (25%) percent down payment for each Kiosk leased and a commitment fee of $21,000. The current cost of each kiosk is $5,500. The Company will pay the 25% down payment or $1,375 and the remaining seventy-five (75%) balance shall be paid in monthly installments of $85.82 including interest at nine percent (9%) per annum. As security for each lease, the Company has agreed to issue Premium Leasing its common stock equal to the leased value of kiosks under lease. The common stock will be held in escrow as defined in the agreement. In addition, the company has also granted Premium Leasing three (3) warrants to purchase in the aggregate five million shares of the company’s common stock until March 2018. The warrant to purchase 3,000,000 shares of common stock is immediately exercisable at $.02 per share, with the two (2) remaining warrants, each to purchase 1,000,000 shares of common stock exercisable one (1) year from date of grant, at $.03 and $.04 per share, respectively. As of April 30, 2013 the Company has leased 8 kiosks under this facility.

6.      Commitments

Operating Leases

Real Estate

Until November 30, 2011, we leased 2,061 square feet of office space in Colorado for $3,200 per month. In December 2011, we moved into shared office space, subletting this space for $250 per month on a month to month arrangement. In December 2011, this shared office was closed and the activities were moved and consolidated to the South Carolina office. In November 2011, we leased additional space in South Carolina for our IT and Customer Service department. The lease provides for rent of $1,000 per month plus common area charges until November 2012. In November 2012 the company renewed the lease for an additional 3 years with the first year monthly rent amounting to $1,130 plus common area charges. Our New York headquarters lease is month to month. The total rent expense for these operating leases were approximately $16,130 and $12,804 for the six months ended April 30, 2013 and 2012, respectively.

Equipment

In June 2011, the Company entered into a Master Leasing Agreement with Yellow Box Leasing LLC. The terms of the agreement provide up to $1.25 million in equipment lease financing for Coupon Express Kiosks. The lease provides for the creation of sub-leases for each 25 Kiosks ordered. In September 2011 and in March 2012, the Company received 50 new Kiosks with a value of $ 250,000. Terms of this sub-lease provide for payments of $140/month for each Kiosk over 3 years. However, Yellow box has recently advised the Company that they are presently unable to finance the purchase of additional kiosks.

Minimum rental commitments at October 31, 2012 under all leases having a non-cancelable term of more than one year are shown below:

2013	$73,968
2014	29,328
$103,296

COUPON EXPRESS, INC

NOTES TO FINANCIAL STATEMENTS

April 30, 2013

6.      Commitments (continued)

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

The Company has settled an action commenced by the law firm Cozen O’Connor seeking payment of approximately $195,000 in legal fees for services allegedly rendered by the firm in 2007. The Company has agreed to remit the sum of $3,000 per month for thirty (30) months, commencing on August 1, 2012 with a final payment of $114,671 due on January 1, 2015.

A judgement was entered against the company on May 17, 2013 in the amount of $31,269.68 in an action arising out of an arbitration award.

7.      Income Taxes

We have not filed federal or state tax returns for the years ended October 31, 2004 - 2012. We did not believe that we owed material federal or state taxes for these fiscal years as a result of our operating losses. At April 30, 2013, we had approximately $24 million of net operating losses (“NOL”) carryforwards for federal and state income purposes. These losses are available for future years and expire through 2032. Utilization of these losses may be severely or completely limited if we undergo an ownership change pursuant to Internal Revenue Code Section 382.

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

8.      Subsequent events

During May 2013, the Company’s chief executive officer resigned from the company and the board of directors. In connection with the resignation, the company entered into an agreement that governs the terms of the chief executive officer’s separation from the Company. Pursuant to the agreement with the former chief executive officer, the Company will pay severance of $204,996 over an eighteen month period commencing immediately after a one-year consulting period of $10,000 per month plus bonuses as defined in the agreement.

In May and June 2013, the Company entered into a series of promissory notes with a significant shareholder, Next Level Partners, pursuant to which the Company, in exchange for loans of $120,303.42. The notes mature in 90 days and bear interest at 5% per annum.

In June 2013, the Company issued 2,500,000 shares of common stock for proceeds of $45,000.

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

Results of Operations

For the three and six months ended April 30, 2013 and 2012, the Company reported revenues of $40,768 and $76,723 and $782 and $6,422 respectively, an increase of $39,986 (5113%) and $70,301(1,095%), respectively.

For the three month periods ended April 30, 2013 and 2012, the Company reported net loss applicable to common stock of $383,212 and 783,814, respectively, a decrease in net loss of $231,013 (37.6%). For the six months ended April 30, 2013 and 2012, the Company reported net loss applicable to common stock of $783,814 and $1,115,376, a decrease in net loss of $331,562, or 29.7%. The details of the decrease in net loss are discussed below.

Selling expenses decreased for the three and six months ended April 30, 2013 and 2012, $33,901 (27%) and $68,271 (26%), respectively. The decrease in selling expenses is attributable to the installation and deployment of fewer kiosks during the three and six months ended April 30, 2013.

Administrative expenses decreased for the three months ended April 30, 2013, $34,269(11%) and increased $78,534 (16%), for the six months ended April30, 2013 The increase in administrative expenses for the six months ended April 30, 2013 is primarily attributable to the recognition of the non-cash cost of granting options and warrants to its chief executive and chief financial officer of $41,639 and increases in other expenses.

Interest expense decreased for the three and six month April 30, 2013 ended $170,628 and $368,679, respectively, as a result of the conversion of the convertible notes to common and preferred stock.

Our revenues for the three and six months ended April 30, 2013 and 2012 were derived exclusively from advertising revenue. Our losses from operations for the three and six months ended April 30, 2013 and 2012 were attributable to our inability to achieve significant revenues while incurring material working capital costs, including costs of development and deploying our kiosks.

The Company’s current revenue models include a fixed fee plus click charge and a fixed price per store model. Management believes that future deployments may incorporate one or both of these models. We anticipate that as more kiosks are installed throughout the United States, advertisers/manufacturers will be able to reach a critical mass of consumers that should result in generating additional advertising revenue from the kiosks. As of April 30, 2013, we had 130 kiosks installed, compared to 35 kiosks as of April 30, 2012, which have generated limited revenue to date. The cost to have each kiosk manufactured is approximately $5,500, which will be financed with the Premium Leasing sale leaseback program. Our monthly cash requirements are approximately $85,000 at the current rate of kiosk installments. Our cash on hand is expected to sustain operations for no more the next 30 days, at which time the Company will require additional capital to support its operations. We anticipate that the Company will need to raise additional capital of up to $1,500,000 in order to fund operations, including the purchase of additional kiosks, in the next 12 months.

Liquidity and Capital Resources

Cash Flows

Cash used in operations for the three and six months ended April 30, 2013and 2012 was approximately $440,601 and $826,056, respectively, a decrease of approximately $385,455 (46.7%). Cash flows used in investing activities for the three and six months ended April 30, 2013 and 2012 were approximately $11, 000 and $30, 233, respectively, a decrease of $19,233. Cash flows provided by or (used in) financing activities for the three and six months ended April 30, 2013 and 2012 were approximately $421,000, and $(128, 000), respectively, an increase in cash flows provided by of approximately $549,000.

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

On December 28, 2012, the Company issued 6,835,900 shares of common stock and warrants to purchase 5,649,500 shares of common stock to a certain investor, pursuant to a common stock and warrant purchase agreement dated as of December 28, 2012 (the “Purchase Agreement”) for proceeds of $112,990.

In March 2013 the Company entered into a Kiosk leasing facility with Premium Leasing, LLC of Vestal, and New York. The term of the lease agreement is for 60 months and includes a twenty five (25%) percent down payment for each Kiosk leased and a commitment fee of $21,000. The current cost of each kiosk is $5,500. The Company will pay the 25% down payment or $1,375 and the remaining seventy-five (75%) balance shall be paid in monthly installments of $85.82 including interest at nine percent (9%) per annum. As security for each lease, the Company has agreed to issue Premium Leasing its common stock equal to the leased value of kiosks under lease. The common stock will be held in escrow as defined in the agreement. In addition, the company has also granted Premium Leasing three (3) warrants to purchase in the aggregate five million shares of the company’s common stock until March 2018. The warrant to purchase 3,000,000 shares of common stock is immediately exercisable at $.02 per share, with the two (2) remaining warrants, each to purchase 1,000,000 shares of common stock exercisable one (1) year from date of grant, at $.03 and $.04 per share, respectively. As of April 30, 2013 the Company has leased 8 kiosks under this facility. In April 2013, the Company issued 2,500,000 shares of common stock for proceeds of $45,000.

Other Debt Transactions

None

Cash and cash equivalents

 We had cash and cash equivalents of $2,282 as of April 30, 2013.

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

A judgement was entered against the company on May 17, 2013 in the amount of $31,269.68 in an action arising out of an arbitration award.

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

On December 28, 2012, the Company issued 6,835,900 shares of common stock and warrants to purchase 5,649,500 shares of common stock to a certain investor, pursuant to a common stock and warrant purchase agreement dated as of December 28, 2012 (the “Purchase Agreement”) for proceeds of $112,990.

In April and June 2013, the Company issued 5,000,000 shares of common stock for proceeds of $90,000.

Item 2 (continued)

In March 2013 the Company entered into a Kiosk leasing facility with Premium Leasing, LLC of Vestal, New York. The term of the lease agreement is for 60 months and includes a twenty five (25%) percent down payment for each Kiosk leased and a commitment fee of $21,000. The current cost of each kiosk is $5,500. The Company will pay the 25% down payment or $1,375 and the remaining seventy-five (75%) balance shall be paid in monthly installments of $85.82 including interest at nine percent (9%) per annum. As security for each lease, the Company has agreed to issue Premium Leasing its common stock equal to the leased value of kiosks under lease. The common stock will be held in escrow as defined in the agreement. In addition, the company has also granted Premium Leasing three (3) warrants to purchase in the aggregate five million shares of the company’s common stock until March 2018. The warrant to purchase 3,000,000 shares of common stock is immediately exercisable at $.02 per share, with the two (2) remaining warrants, each to purchase 1,000,000 shares of common stock exercisable one (1) year from date of grant, at $.03 and $.04 per share, respectively. As of April 30, 2013 the Company has leased 8 kiosks under this facility.

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

Item 6.

Exhibits

EXHIBIT
NUMBER	DESCRIPTION

10.1	Form of Promissory Note dated June 3, 2013 issued to NextLevel VIII, LLC

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Sarbanes-Oxley Section 906

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Scheme

101.CAL XBRL	Taxonomy Extension Calculation Linkbase

101.DEF XBRL	Taxonomy Extension Definition Linkbase

101.LAB XBRL	Taxonomy Extension Label Linkbase

101.PRE XBRL	Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coupon Express, Inc.

By:	/s/ Alan Schor
Name:	Alan Schor
Title:	Interim Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)
Date:	June 19, 2013