Form 10-Q/A
period 2013-04-30
COUPON EXPRESS, INC.
filed 2013-07-24
CIK 888702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A

(Amendment No. 1)

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

As of July 10, 2013, there were 280,535,802 shares of the Registrant's Common Stock, and 120 shares of the Registrant's Series A Preferred Stock, $0.001 par value per share, outstanding.

EXPLANATORY NOTE

Coupon Express, Inc., a Nevada corporation (the “Company”), is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to its Quarterly Report on Form 10-Q for the period ended April 30, 2013 (the “Form 10-Q”), filed with the Securities and Exchange Commission on June 19, 2013 (the “Original Filing Date”), to amend certain disclosures made with respect to the issuance of certain shares of Common Stock in 2013 which are contained in Note 8 to the financial statements, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources – Cash Flows” and in Part II, Item 2 -- “Unregistered Sales of Equity Securities and Use of Proceeds”, to include XBRL (Extensible Business Reporting Language) information in Exhibit 101 that was excluded from our timely filed Quarterly Report on Form 10-Q for the period ended April 30, 2013 and to remove one exhibit that was erroneously included in the Form 10-Q.

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way, except as stated above, disclosures made in the Form 10-Q.  No other changes have been made to the Form 10-Q.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Form 10-Q, have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1 and 32.1 hereto.

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

SIGNATURES

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COUPON EXPRESS, INC.

BALANCE SHEETS

	April 30,	October 31,
	2013	2012

ASSETS

Current assets

Cash	$2,282	$32,393
Accounts receivable (net of allowance for doubtful accounts)	42,311	11,121

Total current assets	44,593	43,514

Furniture and equipment, net	322,174	320,036

Other Assets
Deferred leasing costs	19,950	—
Deposit - Kiosks	60,000	60,000
Security deposits	7,400	7,650
Total other assets	87,350	67,650
Total assets	$454,117	$431,200

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Accounts payable and accrued expenses - net of long-term	$467,099	$328,854
Accrued Interest payable (PIK)	105,108	102,547
Preferred dividends payable	146,537	49,382
Deposit on purchase of common stock	157,990	—
Capital lease payable - net of long-term	6,808	—
Notes payable	56,383	56,383

Total current liabilities	939,925	537,166

Accounts payable - net of current	144,670	159,670
Capital lease payable - net of current	26,192	—

Total liabilities	1,110,787	696,836

Stockholders' deficiency

Preferred stock $.001 par value; 5,000,000 shares authorized, 120 and 110	—	—
issued and outstanding at April 30, 2013 and October 31, 2012, respectively
Common stock, $.001 par value; 800,000,000 shares
authorized, 278,035,802 and 272,203,802 shares issued and
outstanding at April 30, 2013 and October 31, 2012, respectively	278,035	272,203
Additional paid-in capital	23,810,382	23,418,435
Deficit	(24,744,100)	(23,955,287)
Less: common stock in Treasury	(987)	(987)

Total stockholders' deficiency	(656,670)	(265,636)

Total liabilities and stockholders' deficiency	$454,117	$431,200

The accompany notes are an integral part of these financial statements.

COUPON EXPRESS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three months Ended		For the Six months Ended
	April 30,		April 30,

	2013	2012	2013	2012

Revenue	$40,768	$782	$76,723	$6,422

Selling	91,716	125,617	196,406	264,677
Administrative expenses	288,233	317,502	569,416	485,882
Total expenses	379,949	443,119	765,822	750,559

Loss from operations	(339,181)	(442,337)	(689,099)	(744,137)

Interest, net	1,259	171,888	2,561	371,239
Net loss	(340,440)	(614,225)	(691,660)	(1,115,376)
Preferred dividends declared	47,772	—	97,154	—
Net loss applicable to common stock	$(388,212)	$(614,225)	$(788,814)	$(1,115,376)

Basic and diluted weighted average shares	275,668,484	261,097,234	275,979,090	261,123,753

Basic and diluted loss per share	$(0.001)	$(0.002)	$(0.003)	$(0.004)

The accompany notes are an integral part of these financial statements.

COUPON EXPRESS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional			Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Deficit

Balance, October 31, 2011	260,953,819	$260,953	0	—	18,647,958	(19,816,712)	(987)	(908,788)

Conversion of notes payable	7,177,777	7,178	110	$—	3,399,322			3,406,500

Issuance of shares for consulting and equipment rental services	2,993,775	2,994			79,478			82,472

Issuance of shares for interest	1,078,431	1,078			92,365			93,443

Issuance of warrants and options for officer					1,478,825			1,478,825

Issuance of warrants in connections with financing - net					(279,513)			(279,513)

Retained earnings adjustment						(299,802)		(299,802)

Net loss						(3,838,773)		(3,838,773)
Balance, October 31, 2012	272,203,802	$272,203	110	$—	$23,418,435	$(23,955,287)	$(987)	$(265,636)

Issuance of preferred stock			10	—	239,500			239,500

Issuance of common stock	2,500,000	2,500			47,500			50,000

Issuance of shares for directors fees	3,332,000	3,332			63,308			66,640

Issuance of options for officer					41,639			41,639

Net loss						(788,813)		(788,813)
Balance, April 30, 2013	278,035,802	$278,035	120	$—	$23,810,382	$(24,744,100)	$(987)	$(656,670)

The accompany notes are an integral part of these financial statements.

COUPON EXPRESS, INC.

STATEMENTS OF CASH FLOWS

	For the Six months Ended
	April 30,
	2013	2012

Cash flows from operations

Net income (loss)	$(691,660)	$(1,115,376)

Adjustment to reconcile net loss to net cash:
Depreciation and amortization	42,912	37,414
Net shares issued(cancelled) for interest	—	(24,129)
Shares issued for consulting, director fees and equipment rental services	66,640	82,472
Non- cash interest cost	2,561	171,888
Non- cash compensation	41,639	—
Changes in operating assets and liabilities:

Accounts receivable	(31,190)	(269)
Other current assets	—	(12,000)
Other assets	250	(3,350)
Accrued interest	—	86,010
Accounts payable and accrued expenses	123,247	(48,716)

Net cash provided by (used for) operating activities	(445,601)	(826,056)

Cash flows from investing activities

Deposit on capital lease	(11,000)	—
Purchase of property and equipment	—	(30,233)

Net cash provided by (used for) investing activities	(11,000)	(30,233)

Cash flows from financing activities
Proceeds from issuance of preferred stock	239,500	—
Proceeds from issuance of common stock	50,000	—
Deposit on purchases of common stock	157,990	—
Deferred leasing costs in connection with capital lease transaction	(21,000)
Repayment of debt	—	(127,640)

Net cash provided by ( used for) financing activities	426,490	(127,640)

Net increase (decrease) in cash	(30,111)	(983,929)

Cash, beginning of period	32,393	1,010,203

Cash, end of period	$2,282	$26,274

Supplemental disclosure of cash flow information
and noncash investing and financing activities:

Non- cash financing activities:

Issuance of capital lease payable in connection with purchase of fixed assets	$33,000	$—

Preferred dividends declared	$49,383	$—

Cash paid during the year for:

Interest	$—	$15,110

Taxes	$—	$—

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

In June 2013, the Company issued 2,500,000 shares of common stock for gross proceeds of $50,000.

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

For the three month periods ended April 30, 2013 and 2012, the Company reported net loss applicable to common stock of $388,212 and 614,225, respectively, a decrease in net loss of $226,013 (36.8%). For the six months ended April 30, 2013 and 2012, the Company reported net loss applicable to common stock of $788,814 and $1,115,376, a decrease in net loss of $326,562, or (29.3%). The details of the decrease in net loss are discussed below.

Selling expenses decreased for the three and six months ended April 30, 2013 and 2012, $33,901 (27%) and $68,271 (26%), respectively. The decrease in selling expenses is attributable to the installation and deployment of fewer kiosks during the three and six months ended April 30, 2013.

Administrative expenses decreased for the three months ended April 30, 2013, $29,269(9.2%) and increased $83,534 (17%), for the six months ended April30, 2013 The increase in administrative expenses for the six months ended April 30, 2013 is primarily attributable to the recognition of the non-cash cost of granting options and warrants to its chief executive and chief financial officer of $41,639 and increases in other expenses.

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

Liquidity and Capital Resources

Cash Flows

Cash used in operations for the six months ended April 30, 2013and 2012 was approximately $445,601 and $826,056, respectively, a decrease of approximately $380,455 (46.0%). Cash flows used in investing activities for the six months ended April 30, 2013 and 2012 were approximately $11, 000 and $30, 233, respectively, a decrease of $19,233. Cash flows provided by or (used in) financing activities for the six months ended April 30, 2013 and 2012 were approximately $426,000, and $(128, 000), respectively, an increase in cash flows provided by of approximately $554,000.

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

In April 2013, the Company issued 2,500,000 shares of common stock for gross proceeds of $50,000.

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

In April and June 2013, the Company issued 5,000,000 shares of common stock for gross proceeds of $100,000.

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

Item 6.

Exhibits

EXHIBIT
NUMBER	DESCRIPTION

10.1	Form of Promissory Note dated June 3, 2013 issued to NextLevel VIII, LLC(1)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Sarbanes-Oxley Section 302(1)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Sarbanes-Oxley Section 906(1)

101.INS XBRL	Instance Document(2)

101.SCH XBRL	Taxonomy Extension Scheme(2)

101.CAL XBRL	Taxonomy Extension Calculation Linkbase(2)

101.DEF XBRL	Taxonomy Extension Definition Linkbase(2)

101.LAB XBRL	Taxonomy Extension Label Linkbase(2)

101.PRE XBRL	Taxonomy Presentation Linkbase(2)

(1) Filed herewith.

(2) Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coupon Express, Inc.

By:	/s/ Alan Schor
Name:	Alan Schor
Title:	Interim Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)
Date:	July 19, 2013